Form 10-Q
period 1996-06-30
COMMONWEALTH ALUMINUM CORP
filed 1996-07-17
CIK 934747

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                                    ---------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                           Commission File No. 0-25642

                                   ----------

                        COMMONWEALTH ALUMINUM CORPORATION
             (Exact name of Registrant as specified in its Charter)


                Delaware                                13-3245741
         (State of incorporation)         (IRS employer identification number)

          1200 Meidinger Tower                            40202
          Louisville, Kentucky                         (Zip code)
  (Address of principal executive offices)


        Registrant's telephone number, including area code (502) 589-8100

                                   ----------


The registrant had 10,200,000 shares of common stock outstanding at July 17, 1996.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X    No ____

                        COMMONWEALTH ALUMINUM CORPORATION
                       Index to Quarterly Report Form 10-Q
                       For the Quarter Ended June 30, 1996

                         Part I - Financial Information


Item 1 - Financial Statements  (Unaudited)                         Page Number

         Condensed Consolidated Balance Sheets as of June 30, 1996      3
         and December 31, 1995

         Condensed Consolidated Statements of Income for the three      4
         months and six months ended June 30, 1996 and 1995

         Condensed Consolidated Statements of Cash Flows for the six    5
         months ended June 30, 1996 and 1995

         Notes to the Condensed Consolidated Statements                 6


Item 2 - Management's Discussion and Analysis of Financial Condition   7-8
         and Results of Operations


                           Part II - Other Information


Item 1 - Legal Proceedings                                              9

Item 4 - Submission of Matters to a Vote of Security Holders            9

Item 6 - Exhibits and Reports on Form 8-K                               9

Signatures                                                             10

                        COMMONWEALTH ALUMINUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    June 30,     December 31,
                                                                     1996           1995
                                                                   ---------     -----------
                                                                        (in thousands)
Assets
Current assets:
    Cash and cash equivalents ..................................   $     802    $   2,665
    Accounts receivable ........................................     102,410       92,355
    Inventories ................................................     106,067      125,683
    Due (to) from broker .......................................      (2,316)         440
    Prepayments and other current assets .......................       5,925        6,032
                                                                   ---------    ---------
         Total current assets ..................................     212,888      227,175
Property, plant and equipment ..................................     185,669      189,562
Other noncurrent assets ........................................       3,737        3,947
                                                                   ---------    ---------
         Total assets ..........................................   $ 402,294    $ 420,684
                                                                   =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
    Short-term borrowings ......................................   $    --      $   4,000
    Current portion of long-term debt ..........................       6,862       10,504
    Accounts payable ...........................................      36,408       44,284
    Accrued liabilities ........................................      12,907       14,655
    Deferred (loss) gain .......................................      (2,316)         440
                                                                   ---------    ---------
         Total current liabilities .............................      53,861       73,883
Long-term debt .................................................      30,307       33,871
Payable to Lockheed Martin .....................................       3,492        3,492
Accrued pension benefits .......................................      18,788       18,480
Accrued postretirement benefits ................................      79,061       77,895
                                                                   ---------    ---------
         Total liabilities .....................................     185,509      207,621
                                                                   ---------    ---------

Commitments and contingencies ..................................        --           --
Stockholders' equity:
     Common stock, $.01 par value, 50,000,000 shares authorized,
          10,200,000 and 10,190,000 shares outstanding at
          June 30, 1996 and December 31, 1995, respectively ....         102          102
     Additional paid-in capital ................................     301,324      301,114
     Accumulated deficit .......................................     (80,075)     (83,549)
     Unearned compensation .....................................      (2,297)      (2,335)
     Minimum pension adjustment ................................      (2,269)      (2,269)
                                                                   ---------    ---------
         Total stockholders' equity ............................     216,785      213,063
                                                                   ---------    ---------
         Total liabilities and stockholders' equity ............   $ 402,294    $ 420,684
                                                                   =========    =========


                                 The accompanying notes are an integral part
                             of the condensed consolidated financial statements

                        COMMONWEALTH ALUMINUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                          June 30,
                                                                    1996             1995              1996            1995
                                                                ------------------------------      ----------------------------

                                                                                     (in thousands, except per share amount)

Net sales                                                         $   159,672       $ 192,229          $ 327,216      $ 366,136
Cost of goods sold                                                    150,802         171,505            308,535        327,822
                                                                --------------    ------------      ------------    ------------
     Gross profit                                                       8,870          20,724             18,681         38,314
Selling, general and administrative expenses                            6,224           5,540             12,200         11,509
                                                                --------------    ------------      ------------    ------------
     Operating income                                                   2,646          15,184              6,481         26,805
Halco income                                                              -               960                -            1,263
Other (expense) income, net                                                (9)          3,076               (247)         2,942
Interest expense, net                                                    (443)         (1,457)            (1,122)        (1,849)
                                                                --------------    ------------      ------------    ------------
     Income before income taxes                                         2,194          17,763              5,112         29,161

Provision for income taxes                                                 92           4,846                617          7,582
                                                                --------------    ------------      ------------    ------------
                                                                ==============    ============      ============    ============
     Net income                                                   $      2,102      $  12,917          $  4,495       $  21,579
                                                                ==============    ============      ============    ============

     Earnings per share                                           $       0.21      $    1.27          $   0.44       $    2.12
     Weighted average shares outstanding                                10,196         10,190            10,196          10,190
     Dividends per share                                          $       0.05      $    0.05          $   0.10       $    0.05



                   The accompanying notes are an integral part
               of the condensed consolidated financial statements


                        COMMONWEALTH ALUMINUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           Six months ended June 30,
                                                                       --------------------------------
                                                                           1996                 1995
                                                                       ------------       -------------

                                                                                  (in thousands)

Cash flows from operating activities:
Net income                                                              $     4,495        $     21,579
Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation and amortization                                           8,963               9,111
     Provision for losses on accounts receivable                                24                   4
     Changes in assets and liabilities:
          Increase in accounts receivable                                  (10,079)            (25,062)
          Decrease (increase) in inventories                                19,616              (7,148)
          Decrease (increase) in prepayments
               and other current assets                                        107              (1,360)
          Decrease in accounts payable                                      (7,876)            (12,076)
          (Decrease) increase in accrued liabilities                        (1,748)              3,484
          Increase in other liabilities                                      1,474               1,874
                                                                       ------------       -------------
     Net cash provided by (used for) operating activities                   14,976              (9,594)
                                                                       ------------       -------------
Cash flows from investing activities:
Additions to property, plant and equipment                                  (4,822)            (11,330)
Disposals of property, plant and equipment                                     210                 208
                                                                       ------------       -------------
     Net cash used in investing activities                                  (4,612)            (11,122)
                                                                       ------------       -------------
Cash flows from financing activities:
Dividends paid on common stock                                              (1,021)               (509)
Proceeds from short-term borrowings                                          9,050              25,000
Repayments of short-term borrowings                                        (13,050)             (2,400)
Proceeds from long-term debt                                                   -                50,000
Repayments of long-term debt                                                (7,206)             (1,875)
Payment to prior sole shareholder                                              -               (50,000)
Miscellaneous receipts from prior sole shareholder                             -                   500
                                                                       ------------       -------------
     Net cash (used for) provided by financing activities                  (12,227)             20,716
                                                                       ------------       -------------
Decrease in cash and cash equivalents                                       (1,863)                -
Cash and cash equivalents, beginning of period                               2,665                 -
                                                                       ------------       -------------
Cash and cash equivalents, end of period                                $      802        $        -
                                                                       ============       =============


                             The accompanying notes are an integral part
                          of the condensed consolidated financial statements

                        COMMONWEALTH ALUMINUM CORPORATION
                 NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation
         The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated statements have been prepared in accordance with Commonwealth Aluminum Corporation's (the "Company's") customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reporting interim periods have been made. The adjustments made were of a normal recurring nature.


2.       Inventories
         The Company uses the first-in, first-out (FIFO) method for determining the cost of inventory.

(in thousands)                         June 30, 1996         December 31, 1995

Raw Materials                           $   12,734                $   26,438
Work in Process                             60,685                    55,585
Finished Goods                              21,193                    32,676
Expendable Parts and Supplies               11,455                    10,984
                                         ----------               -----------
Total                                    $ 106,067                 $ 125,683
                                         ----------               -----------


         On June 30, 1996, the Company had deferred realized losses of $2.4 million on closed futures contracts which are recorded as an increase to the carrying value of inventory. The Company had deferred realized gains of $0.2 million at December 31, 1995.


3.       Provision for Income Taxes
         The effective rate for the quarter ended June 30, 1996 is less than the rate for the quarter ended June 30, 1995 as a result of the increased effect upon taxable income of the expected utilization of the Company's net operating loss carryforward.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company manufactures non-heat treat coiled aluminum sheet for the transportation, construction and consumer durables end use markets. The Company produces coiled sheet from aluminum scrap and primary aluminum. Three factors generally determine the financial performance of the Company, 1) sales volume,
2) material margin (the selling price of the coiled sheet less the cost of raw materials) and 3) conversion costs (the direct cost of converting raw material into finished product). While changes in aluminum prices can cause the Company's net sales to change significantly from period to period, net income is more directly impacted by the fluctuation in material margins.

During the second quarter, the marketplace remained highly competitive as material margins fell to their lowest levels in over two years. This continues a trend that began during the third quarter of 1995, when, in anticipation of falling metal prices, customers began shortening their lead times for new orders. Comparing pounds shipped for the first six months of 1996 to the similar 1995 period shows a decline of 1%. By contrast, the industry experienced a greater decline. Thus, the Company increased its market share during the first six months. This has helped lessen the impact of lower material margins.

Results of Operations for the three months and six months ended June 30, 1996 and 1995
Net Sales. Net sales for the quarter ended June 30, 1996, decreased 17% to $159.7 million from $192.2 million for the same period in 1995. Net sales for the six month period ended June 30, 1996, were $327.2 million, an 11% decrease from the year earlier comparable period. This decrease was due primarily to lower selling prices and generally lower metal costs. Average selling prices for the quarter ended June 30, 1996, were $1.02 per pound, a decrease of 14% from $1.18 per pound for the quarter ended June 30, 1995. Average selling prices for the six months ended June 30, 1996 were $1.04 per pound, a decrease of 10% from the $1.15 per pound for the comparable year earlier period. This decrease can be primarily attributed to lower overall demand for finished products leading to downward pressure on prices. Unit sales volume decreased 4% to 156.6 million pounds for the second quarter of 1996 from 162.4 million pounds for the second quarter of 1995. There was a smaller decrease of 1% for the first half of the year as compared to the first half of 1995.

Gross Profit. Gross profit for the quarter ended June 30, 1996, decreased to $8.9 million from $20.7 million for the same period in 1995. Gross profit for the six months ended June 30, 1996 was $18.7 million, a 51% decrease from the $38.3 million in the year earlier comparable period. This decrease was attributable primarily to the lower material margins resulting from reduced sales prices. Material margins dropped 17% for the six months ended June 30, 1996 when compared to the year earlier period. The Company's unit costs rose, as compared to the same period in 1995, as a result of the lower unit volumes, a more difficult product mix, and the stable fixed cost nature of the business.

Operating Income. The Company produced operating income of $2.6 million for the second quarter of 1996 compared with $15.2 million for the second quarter of 1995. For the six month period ended June 30, 1996, operating income was $6.5 million, down from $26.8 million for the year earlier comparable period.
Selling, general and administrative expenses during the second quarter of 1996 were $6.2 million, compared with $5.5 million for the same period in 1995 and $12.2 million for the six months ended June 30, 1996, compared with $11.5 for the same period in 1995. This increase generally related to staffing changes, professional services and one-time miscellaneous payments.

Net Income. Net income was $2.1 million for the quarter ended June 30, 1996, compared with $12.9 million for the same period in 1995. Net income for the six months ended June 30, 1996 was $4.5 million compared with $21.6 million for the comparable year earlier period. The Company had income of $1 million during the second quarter of 1995 and $1.3 million for the six months ended June 30, 1995 associated with an investment in Halco, which was assigned to the former parent company when the Company went public. Also included in the second quarter of 1995 was a reversal of accrued energy taxes as a result of a tax settlement with the Kentucky Revenue Cabinet which totaled $2.0 million of income after tax. Interest expense was $0.4 million for the quarter ended June 30, 1996 and $1.5 million for the comparable period in 1995. This decrease is a result of the Company's reduction of both its short-term and long-term debt. Provision for income taxes was $0.1 million in the second quarter of 1996 and $4.8 million for the same period in 1995, primarily due to lower pre-tax income and a lower effective tax rate. The effective rate for the quarter ended and six months ended June 30, 1996 is less than the rate for the quarter ended and six months June 30, 1995 as a result of the increased impact of the tax loss carryforward on this year's earnings.

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operating activities and borrowings under its $100 million revolving credit facility. There were no borrowings outstanding under this facility on June 30, 1996. The Company believes that these sources will be sufficient to fund its working capital needs, capital expenditures, debt service and dividend payments in 1996.

Working capital increased to $159 million at June 30, 1996 from $153 million at December 31, 1995.

Capital expenditures were $2.9 million during the quarter ended June 30, 1996 and $4.8 million year-to-date. At June 30, 1996, the Company had commitments of $8.6 million for the purchase or construction of capital assets. Total capital expenditures for the year 1996 are expected to be approximately $18 million, principally related to upgrading the Company's manufacturing facilities.

Commodity Risk Management

The Company offers its customers multiple pricing methods, including fixed firm prices. Purchases of metal for forward delivery as well as hedging with futures contracts and options are used to reduce the Company's aggregate exposure to the risk of changes in metal prices. This is accomplished by establishing at the time of a customer's order a fixed margin between the cost of the metal and the Company's price of the product to the customer. Gains and losses resulting from changes in the market value of these futures contracts and options increase or decrease cost of sales at the time of revenue recognition. At June 30, 1996, the Company held purchase and sales commitments through 1997 totaling $32.7 million and $84.9 million, respectively. The Company held futures contracts, marked-to-market at June 30, 1996, with a net unrealized loss of $2.3 million.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

Part II.  Other Information

Item 1.  Legal Proceedings

The Company is a party to non-environmental legal proceedings and administrative actions all of which are of an ordinary or routine nature incidental to the operations of the Company. Although it is impossible to predict the outcome of any legal proceeding, in the opinion of the Company's management, such proceedings and actions should not, individually or in aggregate, have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held April 18, 1996, the following two matters were submitted for a vote by the security holders:

Mr. Mark V. Kaminski was elected as a Director for a term expiring in 1999. There were 8,814,632 votes cast for and 55,494 abstentions. The terms of office of Paul E. Lego, Catherine G. Burke, John E. Merow and Victor Torasso continued after the meeting.

Coopers & Lybrand L.L.P. were selected to be the Company's independent accountants for 1996. There were 8,828,607 votes cast for and 16,608 votes cast against with 24,911 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

         10.1     Deferred Compensation Plan
         11.1     Calculation of Earnings Per Common Share
         27.1     Financial Data Schedule

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Commonwealth Aluminum Corporation


                                        By:    /s/ Donald L. Marsh, Jr.
                                              -------------------------
                                              Donald L. Marsh, Jr.
                                              Vice President, Chief Financial
                                              Officer and Secretary


Date:    July 17, 1996