Form 10-Q/A
period 1996-06-30
COMMONWEALTH ALUMINUM CORP
filed 1996-07-31
CIK 934747

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

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

         10.1     Deferred Compensation Plan
         10.2     Trust Under Commonwealth Aluminum Deferred Compensation Plan
         11.1     Calculation of Earnings Per Common Share
         27.1     Financial Data Schedule

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