Form 10-Q
period 1996-09-30
COMMONWEALTH ALUMINUM CORP
filed 1996-11-14
CIK 934747

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                                    ---------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                     ----------


The registrant had 10,197,500 shares of common stock outstanding at November 8, 1996.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X    No ____

                        COMMONWEALTH ALUMINUM CORPORATION
                       Index to Quarterly Report Form 10-Q
                    For the Quarter Ended September 30, 1996

                         Part I - Financial Information


Item 1 - Financial Statements  (Unaudited)                          Page Number

         Condensed Consolidated Balance Sheets as of September 30, 1996    3
         and December 31, 1995

         Condensed Consolidated Statements of Income for the three
         months and nine months ended September 30, 1996 and 1995          4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1996 and 1995                          5

         Notes to the Condensed Consolidated Statements                   6-7


Item 2 - Management's Discussion and Analysis of Financial Condition     8-10
         and Results of Operations


                           Part II - Other Information


Item 1 - Legal Proceedings                                                10

Item 4 - Submission of Matters to a Vote of Security Holders              10

Item 6 - Exhibits and Reports on Form 8-K                                 10

Signatures                                                                11

                        COMMONWEALTH ALUMINUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                          September 30,   December 31,
                                                               1996           1995
                                                          -------------   ------------
                                                                  (in thousands)


Assets
Current assets:
            Cash and cash equivalents .....................   $   --       $   2,665
            Accounts receivable (net) .....................     160,729       92,355
            Inventories ...................................     155,962      125,683
            Due (to) from broker ..........................      (4,191)         440
            Prepayments and other current assets ..........      13,171        6,032
            Deferred Taxes ................................         580         --
                                                              ---------    ---------
                 Total current assets .....................     326,251      227,175
Property, plant and equipment (net) .......................     275,239      189,562
Other noncurrent assets (net) .............................      12,128        3,947
Goodwill (net) ............................................     172,187         --
                                                              ---------    ---------
                 Total assets .............................   $ 785,805    $ 420,684
                                                              =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
            Short-term borrowings .........................   $    --      $   4,000
            Current portion of long-term debt .............       5,000       10,504
            Accounts payable ..............................      86,910       44,284
            Accrued interest and taxes ....................       4,153         --
            Accrued liabilities ...........................      38,501       14,655
            Deferred (loss) gain ..........................      (4,191)         440
                                                              ---------    ---------
                 Total current liabilities ................     130,373       73,883
Long-term debt ............................................     330,006       33,871
Accrued pension benefits ..................................      11,114       18,480
Accrued postretirement benefits ...........................      79,960       77,895
Deferred income taxes .....................................       9,750         --
Other non-current .........................................       4,910        3,492
                                                              ---------    ---------
                 Total liabilities ........................     566,113      207,621
                                                              ---------    ---------

Commitments and contingencies .............................        --           --
Stockholders' equity:
     Common stock, $.01 par value, 50,000,000 shares
          authorized, 10,197,500 shares outstanding at
          September 30, 1996 ..............................         102          102
     Additional paid-in capital ...........................     301,324      301,114
            Treasury Stock ................................         (35)        --
     Accumulated deficit ..................................     (77,305)     (83,549)
     Unearned compensation ................................      (2,125)      (2,335)
     Minimum pension adjustment ...........................      (2,269)      (2,269)
                                                              ---------    ---------
                 Total stockholders' equity ...............     219,692      213,063
                                                              ---------    ---------

                 Total liabilities and stockholders' equity   $ 785,805    $ 420,684
                                                              =========    =========


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                        COMMONWEALTH ALUMINUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                                  1996         1995         1996        1995
                                               ---------    ---------    ---------    ---------
                                                     (in thousands, except per share amount)

Net sales ..................................   $ 170,052    $ 160,264    $ 497,268    $ 526,399
Cost of goods sold .........................     159,482      143,835      468,017      471,657
                                               ---------    ---------    ---------    ---------
     Gross profit ..........................      10,570       16,429       29,251       54,742
Selling, general and administrative expenses       6,876        5,302       19,076       16,811
                                               ---------    ---------    ---------    ---------
     Operating income ......................       3,694       11,127       10,175       37,931
Other income (expense), net ................          95          118         (152)       4,212
Interest expense, net ......................      (1,346)        (913)      (2,468)      (2,651)
                                               ---------    ---------    ---------    ---------
     Income before income tax and
          extraordinary loss ...............       2,443       10,332        7,555       39,492
Provision for income taxes .................       2,191       (2,686)       1,574      (10,267)
                                               ---------    ---------    ---------    ---------
     Income before extraordinary loss ......       4,634        7,646        9,129       29,225
Extraordinary loss on early extinguishment
     of debt, net of tax of $150 ...........      (1,355)        --         (1,355)        --
                                               ---------    ---------    ---------    ---------
     Net income ............................   $   3,279    $   7,646    $   7,774    $  29,225
                                               =========    =========    ==========   =========


Earnings per share:
     Before extraordinary loss .............   $    0.45    $    0.75    $    0.90    $    2.87
     Extraordinary loss ....................       (0.13)        --          (0.13)        --
                                               ---------    ---------    ----------   ---------
     Net income ............................        0.32         0.75         0.76        2.87

     Weighted average shares outstanding ...      10,195       10,195       10,195       10,195
     Dividends per share ...................   $    0.05    $    0.05    $    0.15    $    0.10



                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                        COMMONWEALTH ALUMINUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Nine months ended September 30,
                                                         -------------------------------
                                                               1996          1995
                                                             --------      --------
                                                                 (in thousands)
Cash flows from operating activities:
Net income ..............................................   $   7,774    $  29,225
Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation and amortization ......................      14,092       13,665
     Provision for losses on accounts receivable ........         153           89
     Extraordinary loss .................................       1,505         --
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable ....      (2,155)       2,780
          Decrease (increase) in inventories ............      22,386      (16,262)
          (Increase) decrease in prepayments
               and other current assets .................      (2,258)         847
          Increase in other noncurrent assets ...........      (8,513)        --
          Increase (decrease) in accounts payable .......       1,322      (16,206)
          Decrease in accrued liabilities ...............      (1,300)        (679)
          (Decrease) increase in other liabilities ......      (7,265)       5,902
                                                            ---------    ---------
     Net cash provided by operating activities ..........      25,741       19,361
Cash flows from investing activities:
Acquisition of business (net of cash of $1,505) .........    (276,336)        --
Additions to property, plant and equipment ..............      (8,165)     (12,567)
Disposals of property, plant and equipment ..............         215          241
                                                            ---------    ---------
     Net cash used in investing activities ..............    (284,286)     (12,326)
Cash flows from financing activities:
Dividends paid on common stock ..........................      (1,530)      (1,018)
Proceeds from short-term borrowings .....................      21,000       25,000
Repayments of short-term borrowings .....................     (25,000)     (25,000)
Proceeds from long-term debt ............................     335,000       50,000
Repayments of long-term debt ............................     (73,590)      (3,750)
Payment to prior sole shareholder .......................        --        (50,000)
Miscellaneous receipts from prior sole shareholder ......        --            500
                                                            ---------    ---------
     Net cash provided by (used for) financing activities     255,880       (4,268)
                                                            ---------    ---------
(Decrease) increase in cash and cash equivalents ........      (2,665)       2,767
Cash and cash equivalents, beginning of period ..........       2,665         --
                                                            ---------    ---------
Cash and cash equivalents, end of period ................   $    --      $   2,767
                                                            =========    =========


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                        COMMONWEALTH ALUMINUM CORPORATION
                 NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION
         The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated statements have been prepared in accordance with Commonwealth Aluminum Corporation's (the "Company's") customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reporting interim periods have been made and were of a normal, recurring nature.

2.       ACQUISITION
         On September 20, 1996, the Company acquired CasTech Aluminum Group Inc. ("CasTech") in a transaction that was accounted for under the purchase method of accounting. CasTech is the nation's leading manufacturer of continuous cast aluminum sheet and is also a leading manufacturer of electrical flexible conduit and prewired armored cable. Concurrent with the acquisition, the Company repaid its existing indebtedness. The acquisition and repayment were financed with a new $325 million senior secured bank credit facility ("New Bank Credit Facility") and proceeds from a $125 million subordinated debt issue. The New Bank Credit Facility consists of a $100 million term loan and a $225 million revolving credit facility. The aggregate cost of the acquisition is estimated to be $290 million.

         Goodwill resulting from the acquisition is $172 million and is being amortized over forty years. Estimates have been used in some cases to make purchase price allocations. Future purchase price adjustments may be needed during subsequent quarters.

         The Company's results include CasTech activity since the date of acquisition (net sales - $12 million, gross profit - $2 million, net income - $.7 million).

         The following unaudited pro forma information was prepared assuming the CasTech acquisition had consummated on January 1, 1995. The information is based upon and should be read in conjunction with the historical consolidated financial statements of the Company and CasTech, including the notes thereto. The information presented herein is based on certain assumptions, is for information purposes only and does not necessarily reflect future results of operations and financial position or what the results of operations would have been had such transactions occurred at the beginning of 1995.

(in thousands except per share data, unaudited)

                                               For the nine months ended
                                               -------------------------
                                            Sept. 30, 1996    Sept. 30, 1995
                                            --------------    --------------

Net Sales                                       $791,654         $850,507
Net earnings                                    $  5,549         $ 27,855
Net earnings per share                          $    .54         $   2.73

3.       INVENTORIES
         The Company uses the first-in,  first-out (FIFO), the last-in, last-out
(LIFO) and the weighted average method for valuing its inventory.


(in thousands)                        Sept.  30, 1996       December 31, 1995

Raw Materials                           $   26,415              $   26,438
Work in Process                             74,949                  55,585
Finished Goods                              42,950                  32,676
Expendable Parts and Supplies               11,648                  10,984
                                        ----------              ----------
Total                                   $  155,962               $ 125,683
                                        ----------              ----------


         Inventories of $25 million, included in the above totals at September 30, 1996, are accounted for under the LIFO method of accounting.

         On September 30, 1996, the Company had deferred realized losses of $1.7 million on closed futures contracts which are recorded as an increase to the carrying value of inventory. The Company had deferred realized gains of $0.2 million at December 31, 1995.

4.       PROVISION FOR INCOME TAXES
         The effective income tax rate for the quarter and nine months ended September 30, 1996 is less than the rate for the quarter and nine months ended September 30, 1995 as a result of the increased effect of the expected utilization of the Company's net operating loss carryforward and adjustments to prior year's tax provisions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of global economic conditions, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, the rate of technological change, product demand and market acceptance risks, capacity and supply constraints or difficulties, and other risks detailed in the Company's Securities and Exchange Commission filings.

OVERVIEW
The Company manufactures non-heat treat coiled aluminum sheet for the transportation, construction and consumer durables end use markets and electrical flexible conduit and prewired armored cable for the non-residential construction and renovation markets. The Company's principal raw materials are primary aluminum, aluminum scrap and copper. Three factors generally determine the financial performance of the Company, 1) sales volume, 2) material margin (the selling price of the coiled sheet less the cost of raw materials) and 3) conversion costs (the direct cost of converting raw material into finished product). While changes in aluminum prices can cause the Company's net sales to change significantly from period to period, net income is more directly impacted by the fluctuation in material margins.

During the third quarter, competitive conditions in the transportation and distribution markets continued to compress material margins. This situation represents a continuation of a trend that began during the third quarter of 1995, when, in anticipation of falling metal prices, customers began shortening their lead times for new orders. The Company has been able to partially offset the downward pressure on material margins through increased shipments, as unit volume for the first nine months of 1996 increased 5% from the same period in 1995.

On September 20, 1996, the Company acquired CasTech Aluminum Group Inc. ("CasTech") in a transaction that was accounted for under the purchase method of accounting. CasTech is the nation's leading manufacturer of continuous cast aluminum sheet and is also a leading manufacturer of electrical flexible conduit and prewired armored cable. Concurrent with the acquisition, the Company repaid its existing indebtedness. The acquisition and repayment were financed with a new $325 million senior secured bank credit facility ("New Bank Credit Facility") and proceeds from a $125 million subordinated debt issue. The New Bank Credit Facility consists of a $100 million term loan and a $225 million revolving credit facility. The aggregate cost of the acquisition is estimated to be $290 million. The acquisition creates the largest independent aluminum rolling operation in the United States. The Company expects that the acquisition will offer many strategic benefits including improved product mix, enhanced technology, expanded geographic presence and cost savings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 1996 AND 1995
Net Sales. Net sales for the quarter ended September 30, 1996, increased 6% to $170 million from $160 million for the same period in 1995. The acquisition of CasTech accounted for approximately $12 million of the sales increase. Net sales for the nine month period ended September 30, 1996, were $497 million, a 6% decrease from the year earlier comparable period. This decrease was due primarily to lower selling prices. Average selling prices for the quarter ended September 30, 1996, were $1.01 per pound, a decrease of 13% from $1.16 per pound for the quarter ended September 30, 1995. Average selling prices for the nine months ended September 30, 1996 were $1.05 per pound, a decrease of 10% from the $1.17 per pound for the comparable year earlier period. Unit sales volume increased 20% to 168 million pounds for the third quarter of 1996 (CasTech represented 8.3 million pounds) from 140 million pounds for the third quarter of 1995. Unit sales volumes for the first nine months of 1996 increased by 5% as compared to the same period in 1995.

Gross Profit. Gross profit for the quarter ended September 30, 1996, decreased to $10.6 million from $16.4 million for the same period in 1995. Gross profit for the nine months ended September 30, 1996 was $29.3 million, a 46% decrease from the $54.7 million in the year earlier comparable period. This decrease was attributable primarily to the lower material margins. Material margins dropped 18% for the nine months ended September 30, 1996 when compared to the year earlier period. The Company's unit costs decreased as compared to the same period in 1995, as a result of the higher unit volumes, even though the Company was required to produce a more difficult product mix.

Operating Income. The Company produced operating income of $3.7 million for the third quarter of 1996 compared with $11.1 million for the third quarter of 1995. For the nine month period ended September 30, 1996, operating income was $10.2 million, down from $37.9 million for the year earlier comparable period. Selling, general and administrative expenses during the third quarter of 1996 were $6.9 million, compared with $5.3 million for the same period in 1995, and for the nine months ended September 30, 1996 were $19.1 million compared with $16.8 for the same period in 1995. This increase was generally related to staffing changes and professional services.

Net Income. Net income was $3.3 million for the quarter ended September 30, 1996, compared with $7.6 million for the same period in 1995. Net income for the nine months ended September 30, 1996 was $7.8 million compared with $29.2 million for the comparable year earlier period. The Company had income of $1.3 million for the nine months ended September 30, 1995 associated with an investment, which was assigned to its former parent company when the Company went public. Also included in the nine months ended September 30, 1995 was a reversal of accrued energy taxes as a result of a tax settlement with the Kentucky Revenue Cabinet which totaled $2.0 million of income after tax. Interest expense was $1.3 million for the quarter ended September 30, 1996 and $.9 million for the comparable period in 1995. The increase is a result of the Company's increased borrowings under its new credit facility. The income tax benefit was $(2.2) million in the third quarter of 1996 and the income tax provision was $2.7 million for the same period in 1995. This decrease is primarily due to a lower level of earnings resulting in an increased effect of the expected utilization of the Company's net operating loss carryforward and adjustments to prior year's tax provisions. The Company also recorded an extraordinary loss related to the refinancing of the Company's prior credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of working capital are cash flows from operating activities and borrowings under the Company's $225 million revolving credit facility. Working capital amounted to $196 million and $153 million at September 31, 1996 and December 31, 1995, respectively. The Company's liquidity requirements arise from working capital needs, capital investments, dividend payments and debt service. The Company believes that operating cash flows and availability under the revolving credit facility will be sufficient to fund its liquidity requirements in 1996 and 1997.

Capital expenditures were $3.3 million during the quarter ended September 30, 1996 and $8.2 million year-to-date. At September 30, 1996, the Company had commitments of $8.0 million for the purchase or construction of capital assets. Total capital expenditures for the year 1996 are expected to be approximately
$18 million, principally related to upgrading the Company's manufacturing facilities.

RISK MANAGEMENT

The Company offers its customers multiple pricing methods, including fixed firm prices. Purchases of metal for forward delivery as well as hedging with futures contracts and options are used to reduce the Company's aggregate exposure to the risk of changes in metal prices. This is accomplished by establishing at the time of a customer's order a fixed margin between the cost of the metal and the Company's price of the product to the customer. Gains and losses resulting from changes in the market value of these futures contracts and options increase or decrease cost of sales at the time of revenue recognition. At September 30, 1996, the Company held purchase and sales commitments through 1997 totaling $60 million and $118 million, respectively. The Company held futures contracts, marked-to-market at September 30, 1996, with a net unrealized loss of $4.2 million.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

The Company has entered into interest rate swap agreements with a notional amount of $35 million. With respect to these agreements, the Company pays a fixed rate of interest and receives a LIBOR-based floating rate.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                 11.1     Calculation of Earnings Per Common Share
                 27.1     Financial Data Schedule

(b) Reports on Form 8-K

         A report on Form 8-K was filed on August 19, 1996 regarding the agreement and plan of merger between the Company and CasTech Aluminum Group, Inc.

         A report on Form 8-K was filed on September 26, 1996 reporting the completion of the previously announced acquisition of CasTech Aluminum Group, Inc. on September 20, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Commonwealth Aluminum Corporation


                                           By:      /s/Donald L.Marsh, Jr.
                                                   ________________________
                                                     Donald L. Marsh, Jr.
                                                     Executive Vice President,
                                                     Chief Financial
                                                     Officer and Secretary


Date:    November 8, 1996