Form 10-K
period 1996-12-31
COMMONWEALTH ALUMINUM CORP
filed 1997-03-31
CIK 934747

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                               -------------------

                        COMMISSION FILE NUMBER : 0-25642

                        COMMONWEALTH ALUMINUM CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                             13-3245741
       (State of incorporation)                        (I.R.S. Employer Identification No.)

         1200 Meidinger Tower
         Louisville, Kentucky                                          40202
(Address of principal executive office)                             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (502) 589-8100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      COMMON STOCK; STOCK PURCHASE RIGHTS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the common stock held by non-affiliates of the registrant as of February 19, 1997 was $190,635,000.

         The number of shares outstanding of the registrant's common stock as of February 19, 1997 was 10,202,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement dated March 14, 1997 for the 1997 Annual Meeting of Shareholders to be held April 17, 1997 are incorporated by reference into Part III.

================================================================================

                        COMMONWEALTH ALUMINUM CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                      INDEX


                                                   PART I                                    PAGE
                                                                                             ----
Item 1.            Business...................................................................  3
Item 2.            Properties................................................................. 11
Item 3.            Legal...................................................................... 11
                   Proceedings................................................................ 11
Item 4.            Submission of Matters to a Vote of Security Holders........................ 11
Item E.O.          Executive Officers of the Registrant....................................... 11


                                                  PART II

Item 5.            Market for Registrant's Common Stock and Related Stockholder Matters....... 13
Item 6.            Selected Financial Data.................................................... 14
Item 7.            Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.................................................... 15
Item 8.            Financial Statements and Supplementary Data................................ 19
Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosures................................................ 36


                                                  PART III

Item 10.           Directors and Executive Officers of the Registrant......................... 36
Item 11.           Executive Compensation..................................................... 36
Item 12.           Security Ownership of Certain Beneficial Owners and Management............. 36
Item 13            Certain Relationships and Related Transactions............................. 36


                                                  PART IV

Item 14.           Exhibits, Financial Statement Schedule and Reports on Form 8-K............. 36
                   Signatures................................................................. 40

                                     PART I

ITEM 1.  BUSINESS.

                  Commonwealth Aluminum Corporation (the "Company") is one of North America's leading manufacturers of aluminum sheet and, through its Alflex Corporation subsidiary ("Alflex"), of electrical flexible conduit and prewired armored cable.

                  The Company's aluminum sheet products are produced using the conventional, direct-chill rolling ingot casting process at the Company's multi-purpose aluminum rolling mill located in Lewisport, Kentucky, one of the largest in North America, and by the continuous casting process at its facilities located in Uhrichsville, Ohio ("Uhrichsville") and Carson, California ("Carson"). The Company operates paint lines at its facilities in Torrance, California ("Torrance"); Bedford, Ohio ("Bedford"); and Lewisport, Kentucky ("Lewisport"). It operates a tube mill at the Carson operation and has a second tube mill under construction in Bedford. The electrical flexible conduit and prewired armored cable products are manufactured at the Alflex facilities in Long Beach, California ("Long Beach"). The Ohio and California facilities were acquired through the purchase by the Company of CasTech Aluminum Group Inc. ("CasTech") on September 20, 1996.

                  The aluminum sheet products manufactured by the Company are generally referred to as common alloy products. They are produced in a number of aluminum common alloys with thicknesses (gauge) of 0.008 to 0.250 inches, widths of up to 72 inches, physical properties and packaging to meet customer specifications. These products are sold to distributors and end-users, principally for use in building and construction products such as roofing, siding, windows and gutters; transportation equipment such as truck trailers and bodies and automotive parts; beverage cans; and consumer durables such as cookware, appliances and lawn furniture. The Carson and, beginning in 1997, the Bedford facilities also fabricate aluminum sheet into welded tube products for various markets. Substantially all of the Company's aluminum sheet products are produced in response to specific customer orders. Following the acquisition of CasTech in September 1996, the aluminum sheet operations of the Company have been integrated into a single unit, with consolidated buying of aluminum scrap and other raw materials, scheduling of plant production and marketing of products. Production is expected to exceed one billion pounds of aluminum sheet products in 1997. In 1995, the North American market for aluminum sheet products, excluding aluminum beverage cans, was approximately five billion pounds.

                  Alflex manufactures metallic (aluminum and steel) and non-metallic (plastic) electrical flexible conduit and prewired armored cable, principally from aluminum sheet manufactured by the Company. These products provide mechanical protection for electrical wiring installed in buildings in accordance with local building codes. Armored cable differs from electrical conduit in that it is prewired by Alflex, whereas installers must pull wire through electrical conduit when it is installed. These products are used primarily by electrical contractors in the construction, renovation and remodeling of commercial and industrial facilities and multi-family dwellings. They also are used in the heating, ventilating and air-conditioning ("HVAC"), original equipment manufacturers ("OEM") and Do-It-Yourself ("DIY") markets. The products include preassembled and prepackaged products for the commercial and DIY markets and commercial pre-fabricated wiring systems which provide significant savings in labor and installation costs for end-users.

                  Historically, electrical wires were housed in rigid pipes in the walls of buildings. Rigid pipe remains the most widely used means of protecting wiring in commercial and other non-residential construction. Electrical flexible conduit made from steel was introduced in the 1920s. Flexible conduit is significantly easier to install than rigid pipe, resulting in cost savings to the installer. Aluminum flexible conduit, introduced to the market by Alflex, has in recent years become a significant factor due to its ease of installation, lighter weight and ease of cutting compared to steel flexible conduit or rigid pipe. In wet, harsh or corrosive environments, non-metallic or plastic jacketed steel flexible conduit may be used. Armored cable (conduit with pre-installed wire) made of steel or aluminum has captured an increasing share of the market from rigid pipe due to its pre-assembly, ease of installation and overall cost effectiveness. Pre-fabricated wiring systems consisting of armored cable cut to specified lengths with pre-installed end connectors and junction boxes have recently been introduced by Alflex, and the Company is optimistic that installations of this product will increase as contractors become more familiar with the labor saving potential of these electrical systems.

                  The Company estimates that at December 31, 1996 it had a backlog of firm orders for which product specifications have been defined of
175.8 million pounds of aluminum sheet products with an aggregate sales price of $163.2 million, compared to an estimated combined backlog of the Company and CasTech of 193.1 million pounds with an aggregate sales price of $203.6 million at December 31, 1995. Backlog is not a significant factor for the Company's electrical products.

The CasTech Acquisition
-----------------------

                  On September 20, 1996, the Company purchased all of the outstanding shares of capital stock of CasTech for approximately $283 million (including fees and expenses). CasTech was the nation's leading manufacturer of continuous cast aluminum sheet and also a leading manufacturer of electrical flexible conduit and prewired armored cable. The acquisition created the largest independent aluminum rolling operation in the United States and is expected to offer many strategic benefits including improved product mix, enhanced technology, expanded geographic presence and cost savings.

                  The transaction was accounted for under the purchase method of accounting and, unless otherwise stated, the information in this report includes the acquired operations only from September 20, 1996.

Manufacturing
-------------

                  The Company's aluminum sheet manufacturing facilities are comprised of the Lewisport rolling mill and the former CasTech rolling mills located in Uhrichsville and Carson and coating facilities located in Bedford and Torrance.

                  The Lewisport mill uses the conventional, vertical direct-chill, rolling ingot casting process. This process permits the production of traditional aluminum sheet with strength, hardness, formability, finishing and other characteristics preferred for many applications. The flexibility permitted by this multi-purpose rolling mill enables the Company to target higher margin products, to manufacture a variety of products with consistent high quality and to respond quickly to shifts in market demand. In 1996, the Lewisport mill produced 619 million pounds of aluminum sheet products, up from 599 million pounds in 1995. The increase in production was achieved by focusing upon plant operating efficiencies, improving labor productivity, eliminating manufacturing bottlenecks, emphasizing on-time production and delivery to minimize scheduling disruptions, improving plant yields, improving plant maintenance practices to increase machine utilization and increasing market share by emphasizing quality, on-time delivery and customer service. Increased production has reduced the unit costs of production, in part because a large portion of the costs of a rolling mill are fixed costs which do not vary with production volume. Unit costs of converting metal to aluminum sheet products at Lewisport declined by 26% from 1991 to 1996 and are believed to be among the lowest in the industry for plants using the conventional process. The Company plans to increase production capacity at the Lewisport mill by continuing the programs that have steadily increased production over the past five years. This increase may require an increase in casting capacity as mentioned below under "Casting and Rolling".

                  The Uhrichsville and Carson mills use low-cost, scrap-based twin-belt continuous casting production technology. This process permits the efficient production of aluminum sheet alloys used in building and construction and other applications not requiring the more complex alloys or the physical characteristics better provided by the conventional casting method. The process eliminates several steps associated with conventional technology, thereby reducing manufacturing costs. Capital costs also are significantly lower than for mills using the conventional casting process. Over the past several years the annual capacity of the Uhrichsville and Carson mills has been increased by over 25% from approximately 250 million pounds to 320 million pounds. The increased capacity combined with the closures of inefficient facilities and a continuous improvement program resulted in a significant reduction in sheet production costs. The Company believes that its continuous cast mill in Uhrichsville has one of the lowest conversion costs per pound in the world. An upgrade of the cold mill at Uhrichsville in 1996 increased mill speed capability and significantly improved gauge and flatness control. A current capital spending program is expected to bring the annual capacity of the continuous cast mills to 390 million pounds by the end of 1998.

Aluminum Supply
---------------

                  Much of the aluminum metal used by the Company's rolling mills is purchased, principally from aluminum scrap brokers and dealers, in the form of aluminum scrap. The Company believes it is one of the largest users of aluminum scrap other than beverage cans in the United States, and that the volume of its purchases assists it in obtaining scrap at competitive prices.

                  The Company's remaining requirements are met with purchased primary metal, including metal produced in the former Soviet Union to specifications that differ from the industry standard for primary aluminum but that is appropriate for the Company's needs.

Casting and Rolling
-------------------

                  At Lewisport, scrap, in some cases after processing in the Company's recycling facilities, and primary aluminum are melted in induction or reverbatory furnaces. Small amounts of copper, magnesium, manganese and other metals are added to produce alloys with the desired hardness, formability and other physical characteristics. The molten aluminum is then poured through a mold surrounded by circulating water which cools and solidifies the aluminum into an ingot about 24 inches thick and weighing as much as 40,000 pounds. The cooled ingot is then transported for processing in the rolling mill. The casting facilities at Lewisport are sufficient to supply the mill's rolling ingot needs. However, additional casting capacity may be required to achieve planned increases in production. Approximately 68% of the current casting facilities is not expected to meet the more stringent clean air environmental legislative standards which come into effect in 2001. It may, therefore, be necessary to modify those facilities or replace them with expansion of other facilities, new facilities or purchases of rolling ingot from third parties. Engineering studies suggest the cost of new facilities, which would also improve productivity and efficiency, could be as much as $75 million. That sum has been included in the Company's long range capital expenditure plan but no decision as to the course to be taken has yet been made.

                  The rolling ingots are heated to a malleable state in soaking pits or tunnel furnaces. Then, in the next two stages--hot and cold rolling--the ingot is passed between rolls under pressure, causing it to become thinner and longer. The first rolling stage takes place in a "reversing" mill, so named because the ingot is passed back and forth between the work rolls, reversing itself after each pass. After it passes through the reversing mill the aluminum sheet moves through a three stand tandem hot mill, and then is cooled and cold rolled to its final thickness.

                  The Uhrichsville and Carson rolling mills employ the continuous casting process in which molten aluminum is fed into a caster which produces a continuous thin slab that is immediately hot rolled in a single manufacturing process. The aluminum sheet is then cooled and cold rolled to its final thickness as in the conventional process. The Uhrichsville and Carson mills use twin-belt thin-slab continuous casting which the Company believes is the most efficient and most productive form of continuous casting.

                  The Company and IMCO Recycling, Inc ("IMCO"), the world's largest aluminum recycler, are parties to a Supply Agreement under which IMCO serves as the exclusive source of recycled aluminum for the Company's Uhrichsville mill. Under the Supply Agreement, the Company purchases aluminum scrap and delivers it to IMCO who then processes and converts it into molten metal at its recycling and processing facility located adjacent to the Company's mill. The Company is responsible for the treatment and disposal of the waste generated as a result of IMCO's processing services on behalf of the Company. The Supply Agreement expires March 31, 2003, subject to the Company's option to renew the agreement for an additional 10-year term. The Company has an option to purchase up to a 49% interest in the IMCO facility and a right of first refusal if IMCO wishes to sell the facility.

                  The Carson rolling mill processes its own scrap to produce molten metal, utilizing current delacquering and melting technology.

                  The Company has paid a one-time license fee for certain technology used in its continuous casting process. The license agreement allows the Company the use of certain inventions, technical discoveries and apparatus of the licensor in the manufacturing process.

Finishing and Coating
---------------------

                  After hot and cold rolling is complete, the aluminum sheet is leveled to ensure required flatness and may be slit into narrower widths, embossed or painted to customers' specifications.

                  The Company is an industry leader in the development and production of superior quality coated aluminum products and operates at Lewisport the largest coating line integrated with a United States rolling mill. Coating lines at the Company's Bedford and Torrance facilities serve the Uhrichsville and Carson rolling mills. In the coating process, aluminum sheet is chemically cleaned, painted and then cured to produce a durable coated surface.

Packaging and Shipping
----------------------

                  Finished products are shipped to customers by truck or rail in coils of various size weighing up to 30,000 pounds.

Electrical Products
-------------------

                  Alflex fabricates its flexible conduit and armored cable at its Long Beach facility. Alflex purchases its aluminum sheet from the Company's nearby Carson rolling mill, making Alflex the only integrated manufacturer of electric flexible conduit and cable. This integration has allowed the Company to develop a lower cost aluminum alloy used in the fabrication of Alflex electrical products. Alflex also uses significant amounts of copper and steel as raw materials.

                  Alflex designs and builds much of the equipment used to manufacture its products. The Company believes that the ability of Alflex to design and build its own equipment has significantly reduced its manufacturing costs by lowering its cost of capital, increasing output and reducing set-up times and waste.

                  Alflex fabricates its electrical products by slitting aluminum or steel sheet on specialized narrow-width slitting equipment, after which the sheet is coiled. The coils are then fed through proprietary forming machines to produce the flexible conduit. For its cable products, Alflex draws copper into wire, coats the wire with plastic insulation and, for certain products, wraps the coated wire with paper or plastic. The protective armoring is then wrapped around the cabled wire. To produce its non-metallic conduit, Alflex uses a specialized co-extrusion process involving both rigid and flexible plastics
(PVC). After production, the conduit and cable products are cut to length and packaged.

Customers and Markets
---------------------

                  The Company's aluminum sheet products are sold to distributors as well as end-users, principally in the building and construction, transportation, consumer durables and beverage can markets.

                  A major portion of the Company's aluminum sheet sales is to aluminum distributors in North America, amounting to approximately 39% of its 1996 aluminum sheet revenues. Distributors resell the Company's products into end-use markets, including the building and construction, transportation and consumer durables markets. The Company believes that it is the largest supplier of common alloy aluminum sheet to distributors, with an estimated 22% of the market in 1996.

                  The building and construction sector is the second largest end-use market for common alloy aluminum sheet products. The Company estimates that it had approximately 23% market share in 1996, and that sales to this market accounted for about 24% of its aluminum sheet revenues in that year.

                  Direct sales of aluminum sheet products to North American manufacturers of transportation equipment, including truck trailers and bodies, recreational vehicles and automobile parts accounted for about 12% of the Company's 1996 aluminum sheet revenue. The Company is one of the largest suppliers to this market with an estimated 17% market share in 1996.

                  The Company also produces aluminum sheet for the manufacture of beverage cans. Can sheet is the largest single end-use of aluminum sheet, accounting for about one-half of the estimated world-wide market. Much of this product is produced by large, single-purpose rolling mills. The Company participates in this market in recognition of the size of the market and the strategic importance of maintaining a position in that business. In addition, many of the advances in aluminum rolling mill technology are developed for the production of can sheet. Participation in this market supports the Company's effort to maintain its technological proficiency for all products to serve a broad marketing strategy of its business. The Company's sales to the beverage can stock market represented about 10% of the Company's 1996 aluminum sheet revenues.

                  The largest volume in the category of consumer durables and other markets for the Company is reroll stock sold for further processing into aluminum foil. The Company estimates that its share of the consumer durables market was 2% in 1996. The other major end-uses of this product category are cookware, appliances and heat exchanger fin stock.

                  Market share estimates exclude heat-treated aluminum plate and sheet, which the Company does not produce. The Company estimates that heat-treated products constitute an immaterial portion of the end-use markets served by the Company.

                  The inclusion of the former CasTech operations for a full year is expected to result in a further increase in the Company's share of the market for aluminum sheet products, particularly the distribution, building and construction and consumer durable markets, viewed on an annual basis. Also, it is expected to result in a further increase in the proportion of the Company's annual business accounted for by the building and construction and consumer durables markets.

                  Company sales are made to customers located primarily throughout North America. Sales outside North America have not been significant.

                  In 1996, subsidiaries of Reynolds Metals Company accounted for approximately 11%, and the Company's top 10 customers represented about 52%, of the Company's revenues. No other single customer accounted for more than 10% of 1996 revenues.

                  Sales of aluminum sheet products are made through the Company's own sales force which is strategically located to provide national coverage. An integrated computer system provides the

Company's employees with on-line access to inventory status, production schedules, shipping information and pricing data to facilitate immediate response to customer inquiries.

                  Several of the Company's aluminum sheet markets are seasonal. Demand in the building and construction and transportation markets is generally lower in the fall and winter seasons than in the spring and summer. Warmer temperatures in the spring and summer boost sales of can sheet as a result of increased beverage consumption. Such factors typically result in higher operating income in the spring and summer months.

                  Alflex electrical products are sold primarily through independent sales representatives to electrical wholesalers. Wholesalers represented more than 83% of Alflex sales in 1996. The remaining sales are made to the DIY, OEM and HVAC markets. The independent sales representatives do not market Alflex's products exclusively, but they may not sell products that are in direct competition with products manufactured and sold by Alflex. Alflex serves approximately 5,100 customers.

                  Alflex maintains registered trademarks on certain of its flexible conduit and armored cable systems, including Ultratite, Galflex, Alflex and its design, Electrician's Choice, Computer Blue, Duraclad, Armorlite and PowerSnap. While Alflex considers these trademarks to be important to its business, it does not believe it is dependent upon the trademarks for the continuation of its business.

Competition
-----------

                  The Company competes in the production and sale of common alloy aluminum sheet products with some 28 other aluminum rolling mills in North America, including large, single-purpose can sheet mills, and with imported products.

                  Aluminum Company of America ("Alcoa"), Alcan Aluminium Ltd. and Reynolds Metals Company have a significantly larger share of the United States market for aluminum sheet products, including can sheet and aluminum foil. However, in the market for common alloy aluminum sheet products other than can sheet and aluminum foil, the market leaders are Alcoa, Alumax Inc., Noranda Inc., Reynolds Metals Company and the Company.

                  The Company competes with other rolled products suppliers on the basis of quality, price, timeliness of delivery and customer service. Aluminum also competes with other materials such as steel, plastic and glass for various applications.

                  Alflex competes with national and regional competitors, both in the electrical flexible conduit and prewired armored cable industry and in the pipe and wire industry. Competition is principally on the basis of product availability and features, price and customer service.

Research and Development
------------------------

                  The Company conducts research and development activities at its rolling mills as part of its ongoing efforts to improve product quality and reduce manufacturing costs. Outside consultants also are used.

                  Alflex focuses its research and development activities on the development of new products, the improvement of its conduit and cable manufacturing processes through the development of proprietary manufacturing equipment and the reduction of scrap.

                  The estimated amounts spent during 1996, 1995 and 1994 on Company and CasTech sponsored research and development activities were $0.4 million, $1.6 million and $1.6 million, respectively.

Environmental Matters
---------------------

                  The Company's operations are subject to increasingly stringent environmental laws and regulations governing air emissions, wastewater discharges, the handling and remediation of hazardous substances and wastes and employee health and safety. These laws can impose joint and several liability for releases or threatened releases of hazardous substances upon statutorily defined parties, including the Company, regardless of fault or the lawfulness of the original activity or disposal. The Company believes it is currently in material compliance with applicable environmental laws and regulations.

                  Future regulations, under the Clean Air Act and otherwise, are expected to impose stricter emission requirements on the aluminum industry. While the Company believes that current pollution control measures at most of the emission sources at its facilities will meet these anticipated future requirements, additional measures at some sources at Lewisport will be required as discussed above under "Casting and Rolling".

                           The Company has been named as a potentially
responsible party at four federal superfund sites which were acquired in the CasTech acquisition and is conducting remedial investigations at two of the sites for past waste disposal activity associated with closed recycling facilities. A trust fund exists to fund the activity at one of the sites undergoing remediation and was established through contributions from two other parties in exchange for indemnification from further liability. The Company is reimbursed from the fund as approved remediation expenditures are incurred at the site. The balance remaining in the trust fund at December 31, 1996 was approximately $4.3 million. The Company anticipates that the assets of the trust fund plus the future trust earnings will not be sufficient to satisfy the required remediation and associated costs. The estimated trust deficiency has been considered in the Company's aggregate environmental contingency accrual.

                  At the two other federal superfund sites, the Company is a minor contributor and expects to resolve its liability for a nominal amount. The Company is under orders by agencies in three states for environmental remediation at plants, one of which is currently operating and two of which have been closed. Based on currently available information, the Company estimates the range of possible losses with respect to these matters is between $12 million and $16 million.

                  The Company acquired its Lewisport rolling mill and an aluminum smelter at Goldendale, Washington ("Goldendale"), from Lockheed Martin in 1985. In connection with the transaction, Lockheed Martin indemnified the Company against expenses relating to environmental matters arising during the period of Lockheed Martin's ownership of those facilities.

                  The Company has been named as a potentially responsible party at three third-party disposal sites relating to Lockheed Martin operations, for which Lockheed Martin has assumed responsibilitiy.

                  Environmental sampling at Lewisport has disclosed the presence of contaminants, including polychlorinated biphenyls (PCBs), in a closed Company landfill. The Company has not yet determined the extent of the contamination or the nature and extent of remedial measures that may be required. Accordingly, the Company cannot, at present, estimate the cost of any remediation that may be necessary. Management believes the contamination occurred at the facility when it was owned by Lockheed Martin and continues to be covered by the Lockheed Martin indemnification, which Lockheed Martin disputes.

                  The aluminum smelter at Goldendale was operated by Lockheed Martin until 1985 and by the Company from 1985 to 1987 when it was sold to Columbia Aluminum Corporation ("Columbia"). Past aluminum smelting activities at Goldendale have resulted in environmental contamination and regulatory involvement. A 1993 Settlement Agreement among the Company, Lockheed Martin, and Columbia allocated responsibility for future remediation at 11 sites at the Goldendale smelter. If remediation is required, estimates by outside consultants of the probable aggregate cost to the Company for these sites range from $1.3 million to $7.2 million. The apportionment of responsibility for other sites at Goldendale is left to alternative dispute resolution procedures if and when these locations become the subject of remedial requirements.

                  The Company's aggregate loss contingency accrual for environmental matters was $15.2 million at December 31, 1996, which covers all environmental loss contingencies that the Company has determined to be probable and reasonably estimable. It is not possible, however, to predict the amount or timing of cost for future environmental matters which may subsequently be determined. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on the Company's consolidated results of operations for the applicable period, the Company believes that such outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

                  The Company has incurred and will continue to incur capital and operating expenditures for matters relating to environmental control and monitoring. Capital expenditures of the Company for environmental control and monitoring for 1996 and 1995 were $2.3 million and $0.6 million, respectively. All other environmental expenditures of the Company, including remediation costs, for 1996, 1995 and 1994 were $1.5 million, $1.9 million, and $2.0 million, respectively.

                  The Company has planned environmental capital expenditures for 1997 and 1998 of $4.2 million and $4.8 million, respectively, in addition to any amounts which may be spent to meet future clean air requirements at Lewisport as discussed above under "Casting and Rolling".

Employees
---------

                  At December 31, 1996, the Company employed 1,997 persons, of whom 1,403 were full-time hourly employees including 760 at Lewisport represented by the United Steel Workers of America ("USW") and 188 at the Uhrichsville and Bedford facilities represented by the Glass, Molders, Pottery, Plastic & Allied Workers International, AFL-CIO, CLC union ("GMP"). Three-year collective bargaining agreements with the USW and the GMP expire in July 1998 and December 1997, respectively. The Company believes its relationships with its employees are good.

                  The Company provides a gain sharing plan for its employees at Lewisport. Contributions to the plan are based upon a formula which compares actual performance results to targets agreed upon by the Company's management and the USW.

                  A profit-sharing plan is provided for all non-union employees at the Company's Uhrichsville, Bedford, Carson and Torrance plants, and Alflex provides a non-qualified defined contribution plan for eligible workers. Contributions to both plans are at the discretion of the Company's Board of Directors.

ITEM 2. PROPERTIES.

                  The following table sets forth certain information with respect to the Company's principal operating properties. Substantially all of these properties collateralize borrowings under the Company's senior secured bank credit facility.


        LOCATION                     NATURE               SQUARE FEET        STATUS
        --------                     ------               -----------        ------
Louisville, Kentucky      Administrative offices                7,500        Leased

Lewisport, Kentucky       Rolling mill                      1,700,000         Owned

Uhrichsville, Ohio        Rolling mill                        220,000         Owned

Carson, California        Rolling mill                        103,000         Owned

Bedford, Ohio             Painting facility                   103,000        Leased

Torrance, California      Painting facility                    60,000        Leased

Long Beach, California    Alflex admininistrative             210,000        Leased
                          offices, fabricating
                          facility and warehouse

ITEM 3. LEGAL PROCEEDINGS.

                  The Company is a party to non-environmental legal proceedings and administrative actions all of which are of an ordinary routine nature incidental to the business. In the opinion of management such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

ITEM E.O. EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The executive officers of the Company as of March 11, 1997 were:

                NAME                   AGE                      POSITION WITH THE COMPANY
                ----                   ---                      -------------------------
Mark V. Kaminski                      41     President, Chief Executive Officer and Director

Robert D. Lloyd                       62     Executive Vice President and Chief Operating Officer Alflex

Roderick Macdonald                    49     Executive Vice President Corporate Systems

Donald L. Marsh, Jr.                  50     Executive Vice President, Chief Financial Officer and
                                                 Secretary

Fred N. Mudge                         63     Executive Vice President and Chief Operating Officer
                                                 Commonwealth Aluminum

Scott T. Davis                        40     Vice President Operations, Continuous Cast

Andrew G. Kopelwitz                   49     Vice President Operations, Lewisport

James K. O'Donnell                    52     Vice President Engineering and Technology

Stanley W. Platek                     58     Vice President Research and Development

Rick L. Richards                      41     Vice President Planning and Projects

Daniel L. Smith                       50     Vice President Information Technology

William G. Toler                      40     Vice President Finance and Administration

John J. Wasz                          36     Vice President Materials

                  Mr. Kaminski joined the Company in 1987 as Marketing Manager. In 1989 he was promoted to Vice President of Operations and in 1991 he became President and Chief Executive Officer.

                  Mr. Lloyd joined the Company in September 1996. From 1991 to 1996 he served as President and Chief Executive Officer of Alflex and as a member of the Board of Directors of CasTech. From 1984 to 1991 he held the position of Vice President Western Operations of Triangle Wire and Cable.

                  Mr. Macdonald was employed by the Company in January 1994. From 1966 until 1993, Mr. Macdonald was an Officer in the British Army (Royal Engineers). He retired from the British Army as a Brigadier General.

                  Mr. Marsh joined the Company in March 1996. Prior to that time he was Senior Vice President of Castle Energy Corporation.

                  Mr. Mudge was elected to his present position in September 1996. From 1995 until that time he was Secretary of the Commonwealth of Kentucky Transportion Cabinet, and for the preceding 10 years was President and Chief Executive Officer of Logan Aluminum Inc.

                  Mr. Davis joined the Company in 1989. From 1989 until 1992 he was the Operations Manager of Casting. From 1992 to 1994 he was Production Planning Manager. He was promoted to Vice President Operations, Lewisport in July 1994, and to his present position in February 1997.

                  Mr. Kopelwitz joined the Company in February 1997. Prior to that time, he was General Manager of CasTech's Uhrichsville operations.

                  Mr. O'Donnell was employed by the Company in 1978. From 1985 to June 1992 he was the Manager of Engineering Planning. He was promoted to his present position in 1992.

                  Mr. Platek joined the Company in February 1997. Prior to that time he was Vice President Research and Development of CasTech Aluminum Group Inc.

                  Mr. Richards joined the Company in 1991. From 1991 to 1993 he was Operations Manager of Cold Rolling. From 1994 to 1996 he was Manager of Process Analysis and Safety Systems. He was promoted to his present position in October 1996.

                  Mr. Smith joined the Company in July 1995. From 1989 until 1995, Mr. Smith headed the consultancy firm, Organization Resource Group, which provided organizational design and staff development services.

                  Mr. Toler joined the Company in 1980. From 1988 to 1991 he was Controller. From 1991 to 1995 he served as Manager of Business Analysis. He was Acting Chief Financial Officer from October 1995 to February 1996. He was promoted to Vice President Materials in Februaury 1996, and to his present position in March 1997.

                  Mr. Wasz has been with the Company since 1985. From 1988 to 1991 he was Regional Manager. From 1991 to 1993 he served as Distribution Marketing Manager. He was promoted to Vice President Marketing and Sales in December 1993, and to his present position in March 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The Company's Common Stock is traded on the Nasdaq National Market under the symbol CALC. On February 19, 1997, there were 154 holders of record of the Company's Common Stock. The Company estimates that there were a total of 4,400 stockholders on that date, including beneficial owners. Since becoming publicly owned in March 1995, the Company has paid quarterly cash dividends on its Common Stock of $0.05 per share.

                  The following table sets out the high and low bid prices for the Common Stock for each quarterly period since the Company became publicly owned, as quoted in the Nasdaq National Market:


                           1996                               HIGH                        LOW
                           ----                               ----                        ---
                 First Quarter                               $18.88                      $15.38
                 Second Quarter                               18.50                       15.50
                 Third Quarter                                17.63                       13.63
                 Fourth Quarter                               17.75                       14.13

                           1995
                 March 10 - March 31                         $14.25                      $14.00
                 Second Quarter                               19.75                       14.00
                 Third Quarter                                24.94                       17.13
                 Fourth Quarter                               19.75                       15.25

ITEM 6. SELECTED FINANCIAL DATA.

                  The following table sets forth selected consolidated statement of operations, operating and balance sheet data for the years indicated. The financial information is derived from the audited consolidated financial statements of the Company for such years. This information should be read in conjunction with, and is qualified by reference to, the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                          1996         1995         1994         1993         1992
----------------------------------------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
HISTORICAL STATEMENT OF OPERATIONS DATA:
Net sales                                               $ 739,218    $ 671,501    $ 496,529    $ 413,036    $ 400,314
Cost of goods sold                                        689,906      606,751      455,123      407,561      379,654
                                                        -------------------------------------------------------------
     Gross profit                                          49,312       64,750       41,406        5,475       20,660
Selling, general and administrative expenses               30,050       22,510       21,144       21,462       15,835
                                                        -------------------------------------------------------------
     Operating income (loss)                               19,262       42,240       20,262      (15,987)       4,825
Halco income                                                   --        1,636        2,635        4,504        2,337
Other income (expense), net                                    76        2,670          (44)         111          937
Interest expense, net                                      (9,875)      (3,473)         (62)        (164)        (122)
                                                        -------------------------------------------------------------
     Income (loss) before income taxes,
        extraordinary loss and cumulative effect of
        change in accounting principle                      9,463       43,073       22,791      (11,536)       7,977
Provision (benefit) for income taxes                       (5,293)       9,286          700           42          207
                                                        -------------------------------------------------------------
     Income (loss) before extraordinary loss
        and cumulative effect of change in
        accounting principle                               14,756       33,787       22,091      (11,578)       7,770
Extraordinary loss, net of income tax benefit              (1,355)          --           --           --           --
                                                        -------------------------------------------------------------
     Income (loss) before cumulative effect of change
        in accounting principle                            13,401       33,787       22,091      (11,578)       7,770
Cumulative effect of change in accounting principle            --           --           --      (66,415)          --
                                                        -------------------------------------------------------------
     Net income (loss)                                  $  13,401    $  33,787    $  22,091    $ (77,993)   $   7,770
                                                        =============================================================

PER SHARE DATA:
     Income before extraordinary loss                   $    1.44    $    3.32
     Extraordinary loss                                     (0.13)          --
                                                        ----------------------
     Net income                                         $    1.31    $    3.32
                                                        ======================
     Dividends paid                                     $    0.20    $    0.15
                                                        ======================

                                                                          YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------
                                                     1996           1995           1994            1993           1992
----------------------------------------------------------------------------------------------------------------------------
                                                                              (IN THOUSANDS)
OPERATIONS DATA:
Depreciation and amortization                    $      22,452  $      18,600   $     17,397  $      16,538  $      16,061
Capital expenditures                             $      14,841  $      15,153   $     19,662  $      12,092  $      16,647
Net pounds shipped                                     712,480        587,932        568,970        511,887        458,505

BALANCE SHEET DATA:
Working capital (deficit)                          $   207,061    $   153,292     $  134,026    $   (15,197)   $   (20,300)
Total assets                                           794,582        420,684        439,454        357,557        357,103
Total debt                                             342,250         48,375                       125,000        125,000
Total stockholders' equity                             227,223        213,063        242,690         93,824        171,540

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The following is a discussion of the consolidated financial condition and results of operations of the Company for each of the years in the three-year period ended December 31, 1996, and certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 1996 and the notes thereto. The statements included in this discussion and analysis of consolidated financial condition and results of operations which are not historical facts are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of global economic conditions, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, the rate of technological change, product demand and market acceptance risks, capacity and supply constraints or difficulties and other risks as detailed in the Company's various Securities and Exchange Commission filings.

Overview
--------

                  Trends in the demand for aluminum sheet products in the United States and in the prices of aluminum primary metal and scrap affect the business of the Company. The Company's operating results also are affected by factors specific to the Company, such as the margins between selling prices for its aluminum sheet and its cost of metal ("material margins") and its unit cost of converting metal into aluminum sheet products ("conversion cost"). A Company objective is to increase value by increasing its share of markets for higher margin products.

                  Although the demand for aluminum sheet products is cyclical, over the longer term demand has continued to increase, reflecting general population and economic growth and the advantages of aluminum's light weight, high degree of formability, resistance to corrosion, recyclability and abundant supply.

                  The price of aluminum metal affects the price of the Company's products and in the longer term can have an effect on the competitive position of aluminum in relation to alternative materials. The price of primary metal is determined largely by worldwide supply and demand conditions and is highly cyclical. For example, during the past 10 years the average annual cash price per pound of aluminum for transactions on the London Metals Exchange peaked at $1.17 in 1988, declined to $0.52 in 1993, rose to $0.82 in 1995 and declined to $0.68 in 1996. The price of primary aluminum in world markets greatly influences the price of aluminum scrap, the Company's principal raw material. Significant movements in the price of primary aluminum can affect the Company's margins because aluminum sheet prices do not move simultaneously nor necessarily to the same degree as the primary markets. The Company seeks to manage its material margins by focusing on higher margin products and by accessing the scrap and primary metal markets in the most cost-effective manner, including the use of futures contracts to hedge anticipated raw material requirements and firm-priced sales orders.

                  The Company's material margins declined in the early 1990s, principally due to excess capacity in the industry and reduced demand as a result of recessionary economic conditions which caused aluminum sheet prices to decrease faster than raw material prices. Margins increased during 1994 and 1995 due to a change in product mix to higher margin products and increased demand. During 1996 margins declined to the lowest level since 1993 as distributors and end-users reduced inventory levels and activity in some end-use markets declined. The Company believes that this inventory reduction is largely completed.

                  During the past five years the Company has lowered its unit conversion costs by increasing production throughput and by reducing costs generally through improved employee productivity, higher machine utilization rates and greater manufacturing efficiency. The Company believes its conversion costs to be among the lowest in the industry.

                  Shipments of electrical conduit and cable continued to increase during 1996 as demand in the construction, renovation and remodeling markets remained strong. Margins improved during the year as aluminum and copper prices declined substantially. The Company believes that shipments should continue to increase in 1997 due to penetration of Do-It-Yourself markets and further development of the market for Alflex's pre-fabricated wiring systems.

                  On September 20, 1996, the Company acquired CasTech Aluminum Group Inc., ("CasTech") in a transaction accounted for under the purchase method of accounting at an aggregate cost (including fees and expenses) estimated at $283 million. CasTech was the nation's leading manufacturer of continuous cast aluminum sheet and a leading manufacturer of electrical flexible conduit and prewired armored cable. Concurrently with the acquisition, the Company prepaid its existing indebtedness and that of CasTech. The acquisition and prepayments were financed with a new $325 million senior secured bank credit facility and the proceeds from the issue and sale of $125 million principal amount of 10.75% Senior Subordinated Notes Due 2006.

Results of Operations for 1996, 1995 and 1994
---------------------------------------------

                  NET SALES. Net sales for 1996 increased 10.1% to $739.2 million from $671.5 million in 1995. The acquisition of CasTech accounted for about $109.5 million of 1996 net sales. Average selling prices for aluminum sheet products decreased 13.2% to $0.99 per pound from $1.14 per pound in 1995. This decline reflected lower metal costs, with the average London Metals Exchange traded cash settlement price for primary aluminum declining to $0.68 per pound in 1996 from $0.82 per pound in 1995, and competitive pressures as demand weakened. Despite these competitive pressures, unit sales increased 21.2% to 712.5 million pounds as the result of the Company increasing its market share.

                  In 1995 net sales grew 35.2% as the Company expanded its production capacity and market share, the average selling price of the Company's aluminum sheet products increased 31.0%, and unit sales increased 3.3% to 588 million pounds.

                  GROSS PROFIT. Gross profit declined 23.8% (to 6.7% of net sales) in 1996 after a 56.4% increase (to 9.6% of net sales) in 1995. The 1996 decrease was primarily a result of a reduction in the material margin to approximately $0.30 per pound from $0.36 in 1995. This is in contrast to a 1995 increase of $0.04 from the $0.32 level in 1994. The decline in metal margin offset the benefits of increased unit sales volume and lower conversion costs.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 33.5% in 1996, primarily due to the CasTech acquisition, staffing changes and the cost of professional services. The 1995 figure was up 6.5% over 1994, primarily due to additional compensation charges.

                  OPERATING INCOME. Operating income declined by 54.4% in 1996 to $19.3 million, compared with a 1995 increase of 108.5% to $42.2 million, in each case reflecting the factors mentioned above.

                  HALCO INCOME. Prior to March 1995, the Company had an interest in Halco (Mining) Inc., and received dividends and income from bauxite sales amounting to $1.6 million in 1995 and $2.6 million in 1994. This investment was distributed to the Company's prior owner in March 1995 in a transaction associated with the disposition of the owner's interest in the Company.

                  OTHER INCOME (EXPENSE), NET. Other income in 1995 included $2.6 million resulting from the favorable settlement of a dispute with the Kentucky Revenue Cabinet over energy taxes.

                  INTEREST EXPENSE. The increase in interest charges in 1996 is due primarily to charges incurred in respect to the borrowings made to finance the CasTech acquisition. Interest expense in 1995 includes interest charges in respect to a $50 million term loan borrowed in March of 1995 to fund a distribution of that amount to the former owner in a transaction associated with the initial public offering of the Common Stock of the Company and borrowings for working capital purposes under the Company's revolving credit facility. In 1994 the Company was financed primarily by a $125 million interest-free advance from the former owner, which was converted to equity in December 1994.

                  PROVISION (BENEFIT) FOR INCOME TAX. Income tax provisions (benefits) in 1996, 1995 and 1994 reflect the use of the Company's net operating loss carryforwards ("NOLs") to offset taxable income for federal income tax purposes. At December 31, 1996, the Company had remaining available NOLs of approximately $127 million. These NOLs will expire in various amounts through 2008. The amount of taxable income that can be offset by NOLs arising prior to the initial public offering of the Company in March 1995 is subject to an annual limitation of approximately $9.6 million plus certain gains included in taxable income which are attributable to the Company prior to the initial public offering.

                  The Company recognized a net income tax benefit in 1996 of $5.3 million as a result of revisions to prior year tax estimates and adjustments to the estimated utilization of NOLs.

                  NET INCOME. Net income for 1996 decreased 60.3% to $13.4 million, after a 52.9% increase in 1995 over 1994, in each case reflecting the factors described above for each year.

Liquidity and Capital Resources
-------------------------------

                  The Company's sources of liquidity are cash flows from operations and borrowings under its $225 million revolving credit facility. The Company believes that these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments for at least the next 24 months.

                  The Company's cash flows from operations in 1996, 1995 and 1994 were $42.0 million, $20.2 million and $10.5 million, respectively. The increase in cash flow from operations in 1996 was due primarily to an increase in working capital which more than offset a reduction in operating earnings while the increase in 1995 was due to increased operating earnings. Working capital increased to $207.1 million at December 31, 1996 from $153.3 million at December 31, 1995, principally as a result of the CasTech acquisition. The increase in 1995 reflected the increased working capital requirements associated with increased metal prices and growth in the Company's business.

                  Borrowing under the Company's revolving credit facility is based upon the sum of stated percentages of its eligible accounts receivable and eligible inventory. Availability is also subject to satisfaction of certain covenants and other requirements. At December 31, 1996, the full amount was available, and $118.5 million was outstanding. The maximum amount outstanding at any time since the facility was established on September 20, 1996, was $185.0 million. The facility expires on September 1, 2001.

                  The term loan is to be repaid over five years and the Company is required to make prepayments from excess cash flow (as defined) and net proceeds from asset sales and issuance of debt or equity. On December 31, 1996 $98.8 million of this loan remained outstanding. Repayments in 1997 are expected to total $6.3 million.

                  Capital expenditures were $14.8 million plus the cost of the CasTech acquisition, $15.2 million and $19.7 million in 1996, 1995 and 1994, respectively, and are estimated to be about $28 million in 1997, all generally related to upgrading the Company's manufacturing and other facilities and meeting environmental requirements.

                  The indicated annual rate of dividends being paid on the Company's Common Stock is $0.20 per share, or an annual total of about $2 million.

Financial Instruments
---------------------

                  Market and credit risk is managed by the Company through an active risk management program. This program focuses on inventory, purchase commitments and committed and anticipated sales. The Company utilizes futures contracts and options to protect against exposures to price risk in the aluminum market. The Company is exposed to losses in the event of non-performance by the counterparties to these agreements; however, the Company does not anticipate non-performance by the counterparties. Prior to conducting business with a potential customer, credit checks are performed on the customer to determine creditworthiness and assess credit risk. In addition, an indirect credit exposure review is performed on all customers. Trading partners (brokers) are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers. However, the Company does not require collateral to support broker transactions. In addition, all brokers trading on the London Metal Exchange with United States clients are regulated by the Commodities Trading and Futures Commission, which requires the brokers to be fully insured against unrealized losses owed to clients. At December 31, 1996, credit lines totaling $53 million were available at various brokerages used by the Company.

                  Gains, losses and premiums on futures contracts and options which effectively hedge exposures are deferred and included in income as a component of the underlying sales transaction. The Company had deferred realized gains of $0.4 million and $0.2 million as of December 31, 1996 and 1995, respectively on closed futures contracts and options which are recorded as a reduction of the carrying value of inventory.

                  At December 31, 1996, the Company held purchase and sales commitments through 1997 totaling $52 million and $217 million, respectively. At December 31, 1996 and 1995, the Company's position with respect to aluminum futures and options was as follows (in millions):

                                            Market            Unrealized
                                            Value                 Gain
                                            -----                 ----
         December 31, 1996                  $57.9                 $2.2
         December 31, 1995                   69.5                  0.4

                  Unrealized gains and losses are recorded in the consolidated balance sheet as due from or to broker and deferred gain or loss. The unrealized gain of $2.2 million at December 31, 1996 consists of unrealized gains due from brokers of $4.5 million and unrealized losses due to brokers of $2.3 million. Futures contracts and options are valued at the closing price on the last business day of the year.

                  The Company uses interest rate swap agreements to manage interest rate risk on its floating rate debt portfolio. At December 31, 1996 the Company had interest rate swap contracts with a notional amount of approximately $100 million. The counterparties to interest rate contracts are major commercial banks and management believes that losses related to credit risk are remote.

Recently Issued Accounting Pronouncements
-----------------------------------------

                  During 1997 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and has elected the disclosure method of reporting.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants                                                         20

Audited Consolidated Financial Statements
         Balance Sheet as of December 31, 1996 and 1995                                   21

         Statement of Operations for the three years
                  ended December 31, 1996                                                 22
         Statement of Changes in Stockholders' Equity for the three years
                  ended December 31, 1996                                                 23
         Statement of Cash Flows for the three years
                  ended December 31, 1996                                                 24
         Notes to Consolidated Financial Statements                                       25 thru 36

                        COMMONWEALTH ALUMINUM CORPORATION
                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Commonwealth Aluminum Corporation

         We have audited the accompanying consolidated balance sheet of Commonwealth Aluminum Corporation and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule listed as item 14 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Aluminum Corporation and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

                                                     COOPERS & LYBRAND L.L.P.

Louisville, Kentucky
February 11, 1997

                        COMMONWEALTH ALUMINUM CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                   1996         1995
                                                                ---------    ---------
ASSETS
Current assets:
    Cash and cash equivalents                                   $   1,944    $   2,665
    Accounts receivable, net                                      146,091       92,355
    Inventories                                                   173,911      125,683
    Prepayments and other current assets                           10,056        6,472
                                                                ---------    ---------
         Total current assets                                     332,002      227,175
Property, plant and equipment, net                                274,095      189,562
Goodwill, net                                                     175,146           --
Other noncurrent assets                                            13,339        3,947
                                                                ---------    ---------
         Total assets                                           $ 794,582    $ 420,684
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                       $      --    $   4,000
    Current portion of long-term debt                               6,250       10,504
    Accounts payable                                               82,340       44,284
    Accrued liabilities                                            34,195       14,655
    Other current liabilities                                       2,156          440
                                                                ---------    ---------
         Total current liabilities                                124,941       73,883
Long-term debt                                                    336,000       33,871
Other long-term liabilities                                        14,584        3,492
Accrued pension benefits                                           10,610       18,480
Accrued postretirement benefits                                    81,224       77,895
                                                                ---------    ---------
         Total liabilities                                        567,359      207,621
                                                                ---------    ---------

Commitments and contingencies                                          --           --
Stockholders' equity:
     Common stock, $0.01 par value, 50,000 shares authorized,
          10,197 and 10,190 shares outstanding at
          December 31, 1996 and 1995, respectively                    102          102
     Additional paid-in capital                                   301,289      301,114
     Accumulated deficit                                          (72,188)     (83,549)
     Unearned compensation                                         (1,980)      (2,335)
     Minimum pension adjustment                                        --       (2,269)
                                                                ---------    ---------
         Total stockholders' equity                               227,223      213,063
                                                                ---------    ---------
         Total liabilities and stockholders' equity             $ 794,582    $ 420,684
                                                                =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        COMMONWEALTH ALUMINUM CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            1996         1995         1994
                                                         ---------    ---------    ---------
Net sales                                                $ 739,218    $ 671,501    $ 496,529
Cost of goods sold                                         689,906      606,751      455,123
                                                         ---------    ---------    ---------
     Gross profit                                           49,312       64,750       41,406
Selling, general and administrative expenses                30,050       22,510       21,144
                                                         ---------    ---------    ---------
     Operating income                                       19,262       42,240       20,262
Halco income                                                    --        1,636        2,635
Other income (expense), net                                     76        2,670          (44)
Interest expense, net                                       (9,875)      (3,473)         (62)
                                                         ---------    ---------    ---------
     Income before income taxes and extraordinary loss       9,463       43,073       22,791
Provision (benefit) for income taxes                        (5,293)       9,286          700
                                                         ---------    ---------    ---------
     Income before extraordinary loss                       14,756       33,787       22,091
Extraordinary loss on early extinguishment of debt,
     net of income tax benefit of $0.1 million              (1,355)          --           --
                                                         ---------    ---------    ---------
     Net income                                          $  13,401    $  33,787    $  22,091
                                                         =========    =========    =========

Per share data:
    Income before extraordinary loss                     $    1.44    $    3.32
    Extraordinary loss                                       (0.13)          --
                                                         ---------    ---------
    Net income                                           $    1.31    $    3.32
                                                         =========    =========

Weighted average shares outstanding                         10,197       10,191
                                                         =========    =========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        COMMONWEALTH ALUMINUM CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                            ADDITIONAL                               MINIMUM     TOTAL
                                    COMMON   PAID-IN    ACCUMLATED   UNEARNED        PENSION   STOCKHOLDERS'
                                    STOCK    CAPITAL      DEFICIT    COMPENSATION   ADJUSTMENT   EQUITY
                                    ------ -----------  -----------  ---------      ---------  -----------
Balance December 31, 1993           $   -- $   233,498  $  (137,899) $      --         (1,775) $    93,824
Minimum pension adjustment              --          --           --         --          1,775        1,775
Capital contribution                    --     125,000           --         --             --      125,000
Net income                              --          --       22,091         --             --       22,091
                                    ------ -----------  -----------  ---------      ---------  -----------
Balance December 31, 1994               --     358,498     (115,808)        --             --      242,690
Minimum pension adjustment              --          --           --         --         (2,269)      (2,269)
Capital transactions associated
     with Initial Public Offering      100     (60,116)          --         --             --      (60,016)
Issuance of 202,500 shares of
     restricted stock                    2       2,895           --     (2,897)            --           --
Forfeiture of 12,500 shares of
     restricted stock                   --        (163)          --        163             --           --
Compensation expense                    --          --           --        399             --          399
Cash dividends, $0.15 per share         --          --       (1,528)        --             --       (1,528)
Net income                              --          --       33,787         --             --       33,787
                                    ------ -----------  -----------  ---------      ---------  -----------
Balance December 31, 1995              102     301,114      (83,549)    (2,335)        (2,269)     213,063
Issuance of 25,000 shares of
     restricted stock                   --         420           --       (420)            --           --
Forfeiture of 17,500 shares
     of restricted stock                --        (245)          --        245             --           --
Compensation expense                    --          --           --        530             --          530
Cash dividends, $0.20 per share         --          --       (2,040)        --             --       (2,040)
Minimum pension adjustment              --          --           --         --          2,269        2,269
Net income                              --          --       13,401         --             --       13,401
                                    ------ -----------  -----------  ---------      ---------  -----------
Balance December 31, 1996           $  102 $   301,289  $   (72,188) $  (1,980)     $      --  $   227,223
                                    ====== ===========  ===========  =========      =========  ===========

                   The accompanying notes are an integral part of the consolidated financial statements.

                        COMMONWEALTH ALUMINUM CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                               1996        1995        1994
                                                            ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  13,401    $ 33,787    $ 22,091
Adjustments to reconcile net income to net cash
     provided by operations:
     Depreciation and amortization                             22,452      18,600      17,397
     Extraordinary loss                                         1,505          --          --
     Changes in assets and liabilities:
          Decrease (increase) in accounts receivable, net      12,636       6,608     (38,574)
          (Increase) in inventories                            (1,563)    (22,880)    (21,734)
          (Decrease) increase in prepayments and
               other current assets                             7,819      (1,816)        247
          (Increase) decrease in other assets                  (1,425)     (3,642)      1,700
          (Decrease) increase in accounts payable              (3,248)    (13,075)     24,112
          (Decrease) increase in accrued liabilities           (1,972)       (251)      3,992
          (Decrease) increase in other liabilities             (7,570)      2,836       1,288
                                                            ---------    --------    --------
     Net cash provided by operating activities                 42,035      20,167      10,519
                                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business (net of cash of $1,505)              (280,921)         --          --
Debt issuance costs                                            (9,921)         --          --
Additions to property, plant and equipment                    (14,841)    (15,153)    (19,662)
Disposals of property, plant and equipment                        314         304       1,409
                                                            ---------    --------    --------
     Net cash used in investing activities                   (305,369)    (14,849)    (18,253)
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock                                 (2,040)     (1,528)         --
Proceeds from short-term borrowings                            21,000      25,000          --
Repayments of short-term borrowings                           (25,000)    (21,000)         --
Proceeds from long-term debt                                  343,500      50,000          --
Repayments of long-term debt                                  (74,847)     (5,625)         --
Payment to prior sole shareholder                                  --     (50,000)         --
Miscellaneous receipts from prior sole shareholder                 --         500          --
                                                            ---------    --------    --------
     Net cash provided by (used in) financing activities      262,613      (2,653)         --
                                                            ---------    --------    --------
(Decrease) increase in cash and cash equivalents                 (721)      2,665      (7,734)
Cash and cash equivalents, beginning of year                    2,665          --       7,734
                                                            ---------    --------    --------
Cash and cash equivalents, end of year                      $   1,944    $  2,665    $     --
                                                            =========    ========    ========
Supplemental disclosures:
     Interest paid                                          $   3,571    $  3,532    $     61
     Income taxes paid                                          1,558       9,955         334


               The accompanying notes are an integral part of the
                       consolidated financial statements.

COMMONWEALTH ALUMINUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Commonwealth Aluminum Corporation (the "Company") operates principally in the United States in one business segment. The Company manufactures aluminum sheet and flexible electrical conduit and cable products made principally from recycled aluminum scrap and primary aluminum. As further discussed in Note 2, on September 20, 1996 the Company purchased all of the outstanding stock of CasTech Aluminum Group Inc., ("CasTech"), a leading manufacturer of continuous cast aluminum sheet and electrical flexible conduit and cable.

The Company's prior sole shareholder completed on March 17, 1995, an initial public offering of 8,750,000 shares of common stock at an initial offering price of $14.00 per share and sold its remaining 1,250,000 shares later in 1995 on the open market. The Company received no proceeds from these transactions.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include demand deposits with banks and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value.

CONCENTRATIONS OF CREDIT RISK
Futures contracts, options, cash investments and accounts receivable potentially subject the Company to concentrations of credit risk. The Company places its cash investments with high credit quality institutions. At times, such cash investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Credit risk with respect to accounts receivable exists related to concentrations of sales to aluminum distributors, who in turn resell the Company's aluminum products to end-use markets, including the consumer durables, building and construction and transportation markets. Concentration of credit risk with respect to accounts receivable from the sale of electrical products is limited due to the large customer base, and its dispersion across many different geographical areas. During 1996, 1995 and 1994, sales to one major customer amounted to 11.0%, 12.5% and 12.6%, respectively, of the Company's revenues. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables.

ACCOUNTS RECEIVABLE
The accounts receivable are net of an allowance for uncollectible accounts of $1.8 million and $0.8 million at December 31, 1996 and 1995.

INVENTORIES
Inventories are stated at the lower of cost or market. The methods of accounting for inventories are described in Note 3.

LONG-LIVED ASSETS
Property, plant and equipment are carried at cost and are being depreciated on a straight-line basis over the estimated useful lives of the assets which generally range from 15 to 33 years for buildings and improvements and from 5 to 20 years for machinery and equipment. Repair and maintenance costs are charged against income while renewals and betterments are capitalized. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the accounts with any resulting gain or loss reflected in income.

Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over forty years. Accumulated amortization was $1.2 million at December 31, 1996.

In the event that facts and circumstances indicate that the carrying amount of an asset or group of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

FINANCIAL INSTRUMENTS
The Company enters into futures contracts and options to manage price exposure from committed and certain anticipated sales. Gains, losses and premiums on these instruments which effectively hedge exposures are deferred and included in income or expense as a component of the underlying sales transaction.

The Company also uses futures contracts to manage risks associated with its natural gas requirements and interest rate swaps to manage interest rate risk.

INCOME TAXES
The Company accounts for income taxes using the liability method, whereby deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In valuing deferred tax assets, the Company uses judgment in determining if it is more likely than not that some portion or all of a deferred tax asset will not be realized and the amount of the required valuation allowance.

REVENUE RECOGNITION
The Company recognizes revenue upon passage of title to the customer, which in most cases coincides with shipment.

NET INCOME PER COMMON SHARE
Net income per common share is determined based on net income and the weighted average number of common and common equivalent shares (stock options) outstanding during the period. Primary and fully diluted net income per share are the same. Weighted average shares outstanding were 10,197,000 and 10,191,000 for the years ending December 31, 1996 and 1995. Net income per common share for 1994 has not been presented due to the significant change in the number of shares outstanding after the initial public offering.

STOCK-BASED COMPENSATION
During October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted this standard during 1996, electing to continue accounting for its employee stock options under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees", accompanied by a disclosure, if considered material, of the pro-forma effects on net income and net income per share had the expense provisions of the new accounting principles been applied.

SELF INSURANCE
The Company is substantially self-insured for losses related to workers' compensation and health claims. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred based on Company experience and certain actuarial assumptions followed in the insurance industry.

ENVIRONMENTAL COMPLIANCE AND REMEDIATION
Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Costs to prepare environmental site evaluations and feasibility studies are accrued when the Company commits to perform them. Liabilities for remediation costs and post-remediation monitoring are recorded when they are probable and reasonably estimable, generally the earlier of completion of feasibilty studies or the Company's commitment to a plan of action. The assessment of this liability is calculated based on existing technology, considers funds available in the settlement trust discussed in Note 10, does not reflect any offset for possible recoveries from insurance companies and is not discounted.

2.  ACQUISITION
On September 20, 1996, the Company acquired all of the outstanding stock of CasTech for a purchase price of approximately $283 million, including transaction expenses. The cost of the acquisition was financed with the proceeds of a new credit agreement and the sale of $125 million of 10.75% senior subordinated notes due 2006. The Company assumed liabilities of $107 million and received identifiable tangible assets of $214 million in the transaction. The excess of the purchase price over the acquired net assets of $176 million has been recorded as goodwill and is being amortized over 40 years. The acquisition has been recorded under the purchase method of accounting, with the operating results of CasTech included in the Company's consolidated financial statements since the date of acquisition.

Included in the liabilities assumed in the transaction described above were environmental remediation liabilities of $14.2 million and severance costs of $11.7 million. The severance liabilities are related to the involuntary termination of certain employees of CasTech's corporate office located in Akron, Ohio which will be closed in March 1997. As of December 31, 1996, $5.1 million of the severance liabilities had been paid.

The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1995 (in thousands except per share amounts):


             YEAR ENDED DECEMBER 31                1996              1995
             ----------------------             ----------        ----------
Net sales                                       $1,023,598        $1,071,950
Net income                                             249            34,635
Net income per share                                  0.02              3.40


The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 1995, nor are they necessarily indicative of future operating results.

3.  INVENTORIES
The Company uses the first-in, first-out (FIFO) and the last-in, first-out
(LIFO) methods for valuing its inventories. Inventories at December 31 consist of the following (in thousands):

                                               1996                      1995
                                             --------                  --------
Raw materials                                $ 32,124                  $ 26,441
Work in process                                79,539                    55,585
Finished goods                                 46,959                    32,676
Expendable parts and supplies                  15,338                    10,981
                                             --------                  --------
                                              173,960                  $125,683
LIFO reserve                                      (49)                       --
                                             --------                  --------
                                             $173,911                  $125,683
                                             ========                  ========


Inventories of approximately $38 million, included in the above totals at December 31, 1996, are accounted for under the LIFO method of accounting.

4.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment and the related accumulated depreciation at December 31 consist of the following (in thousands):


                                                  1996           1995
                                                --------       --------
Land and improvements                           $ 17,300       $ 11,634
Buildings and improvements                        63,125         41,823
Machinery and equipment                          398,789        261,252
Construction in progress                          16,219         11,981
                                                --------       --------
                                                 495,433        326,690
Less accumulated depreciation                    221,338        137,128
                                                --------       --------
     Net property, plant and equipment          $274,095       $189,562
                                                ========       ========


Depreciation expense was $20.0 million, $17.9 million and $17.4 million for the years ended 1996, 1995 and 1994, respectively.

5.  FINANCIAL INSTRUMENTS
Market and credit risk is managed by the Company through an active risk management program. This program focuses on inventory, purchase commitments and committed and anticipated sales. The Company utilizes futures contracts and options to protect against exposures to price risk in the aluminum market. The Company is exposed to losses in the event of non-performance by the counterparties to these agreements; however, the Company does not anticipate non-performance by the counterparties. Prior to conducting business with a potential customer, credit checks are performed on the customer to determine creditworthiness and assess credit risk. In addition, an indirect credit exposure review is performed on all customers. Trading partners (brokers) are evaluated for creditworthiness and risk assessment prior to initiating trading activities with the brokers, however, the Company does not require collateral to support broker transactions. All brokers trading on the London Metal Exchange with U.S. clients are regulated by the Commodities Trading and Futures Commission, which requires the brokers to be fully insured against unrealized losses owed to clients. At December 31, 1996, credit lines totaling $53 million were available at various brokerages used by the Company.

Gains, losses and premiums on futures contracts and options which effectively hedge exposures are deferred and included in income as a component of the underlying sales transaction. The Company had deferred realized gains of $0.4 million and $0.2 million as of December 31, 1996 and 1995, respectively on closed futures contracts and options which are recorded as a reduction of the carrying value of inventory.

At December 31, 1996, the Company held purchase and sales commitments through 1997 totaling $52 million and $217 million, respectively. At December 31, 1996 and 1995, the Company's position with respect to aluminum futures contracts and options was as follows (in millions):


                                                   MARKET          UNREALIZED
                                                   VALUE             GAIN
                  December 31, 1996                $57.9             $ 2.2
                  December 31, 1995                 69.5               0.4

Unrealized gains and losses are recorded in the consolidated balance sheets as due from or to broker and deferred gain or loss. The unrealized gain of $2.2 million at December 31, 1996 consists of unrealized gains due from broker of $4.5 million and unrealized losses due to broker of $2.3 million. Futures contracts and options are valued at the closing price on the last business day of the year.

6.  FINANCING ARRANGEMENTS
Debt financing of the Company as of December 31 consisted of the following (in thousands):

                                                     1996             1995
                                                   --------           ----
Senior subordinated notes                          $125,000          $     --
Term loan payable                                    98,750            44,375
Revolving credit facility                           118,500             4,000
                                                   --------          --------
                                                    342,250            48,375
Less current maturities                               6,250            14,504
                                                   --------          --------
                                                   $336,000          $ 33,871
                                                   ========          ========


In connection with the acquisition of CasTech, the Company refinanced its outstanding borrowings of $33 million and entered into a new credit agreement with a syndicate of banks led by National Westminster Bank. The new agreement includes a $100 million term loan and a $225 million revolving credit facility. In addition, the Company issued $125 million of 10.75% senior subordinated notes due 2006. In connection with the refinancing, the Company incurred an extraordinary loss on early extinguishment of debt of $1.5 million (or $1.4 million after tax).

The credit agreement is collateralized by a pledge of all of the outstanding stock of the Company's subsidiaries and substantially all of the Company's assets.

The term loan is repayable over five-years in quarterly installments. The Company is required to make prepayments in the event of certain transactions as defined in the agreement.

The Company's ability to borrow under the revolving credit facility is based on percentages of its eligible accounts receivable and eligible inventory. Up to $30 million of the revolving credit facility is available for standby and commercial letters of credit. The revolving credit facility commitment terminates on September 1, 2001.

Borrowings under the new credit agreement bear interest at a variable base rate per annum plus up to an additional 2.25% depending on the results of a quarterly financial test as defined in the agreement. In addition, the Company must pay to the lenders under the credit agreement, a quarterly commitment fee ranging from 0.175% to 0.50% on the unused portion of the revolving credit facility. The interest rate on the term loan was 6.88% at December 31, 1996. The blended interest rate on outstanding borrowings under the revolving credit facility was approximately 6.95% at December 31, 1996.

The Company uses interest rate swaps to effectively convert a portion of its variable rate debt to fixed rates. At December 31, 1996, the Company had swap agreements in place covering approximately $100 million of its variable rate debt. The fixed rates range from 5.8% to 7.0%. The counterparties to interest rate contracts are major commercial banks and management believes that losses related to credit risk are remote.

The Company must pay a commission of up to 2.25% per annum on the carrying amount of each outstanding letter of credit. At December 31, 1996, no letters of credit were outstanding under the revolving credit facility.

The credit agreement includes covenants which, among others, relate to leverage, earnings, interest coverage and payment of dividends.

At December 31, 1996, the interest rates on all amounts outstanding under the term loan and revolving credit facility are scheduled to adjust in three months or less. Accordingly, the carrying value of the term loan and revolving credit facility approximates fair value at December 31, 1996. Based on estimated market values at December 31, 1996, the fair value of the senior subordinated notes was approximately $129 million.

Future aggregate maturities of long-term debt at December 31, 1996 are as follows (in thousands):

1997                                                           $  6,250
1998                                                             12,500
1999                                                             22,500
2000                                                             31,250
2001                                                            144,750
Thereafter                                                      125,000
                                                               --------
    Total                                                      $342,250
                                                               ========

7.  PENSION PLANS
The Company has two defined benefit pension plans covering certain salaried and hourly employees. The plan benefits are based primarily on years of service and employees' compensation during the last five years of employment for salaried employees and stated amounts based on job grade and years of service prior to retirement for the hourly employees. The plans' assets consist primarily of equity securities, guaranteed investment contracts and fixed income pooled accounts.

The funded status of the plans as of December 31 is as follows (in thousands):

                                                                     1996               1995
                                                                   ---------         ---------
Actuarial present value of benefit obligations:
          Vested benefit obligation                                $  64,276         $  66,453
          Nonvested benefit obligation                                 4,471             1,195
                                                                   ---------         ---------
          Accumulated benefit obligation                           $  68,747         $  67,648
                                                                   ---------         ---------
Projected benefit obligation                                       $  76,727         $  75,578
Plan assets at fair value                                             64,083            51,834
                                                                   ---------         ---------
          Projected benefit obligation in excess of plan assets      (12,644)          (23,744)
Unrecognized net asset                                                (1,000)           (1,231)
Unrecognized prior service cost                                        3,017             1,947
Unrecognized net gain                                                  3,012             9,092
Adjustment required to recognize minimum liability                    (2,995)           (4,544)
                                                                   ---------         ---------
          Accrued pension cost                                     $ (10,610)        $ (18,480)
                                                                   =========         =========

Reflected in the Company's consolidated balance sheet is an additional minimum liability relative to its underfunded plan in the amount of $3.0 million and $4.5 million at December 31, 1996 and 1995, respectively. A corresponding amount is recorded as an intangible asset to the extent it does not exceed unrecognized prior service cost, while the excess in 1995 was charged to stockholders' equity.

The projected benefit obligation was determined using a weighted average discount rate of 7.75%, 7.00% and 8.50% for 1996, 1995 and 1994, respectively. The weighted average rate of future compensation increases was 3% for 1996 and 4.5% for 1995 and 1994. The expected rate of return on plan assets was 9.25% for 1996 and 8.00% for 1995 and 1994.

The components of net pension expense for the years ended December 31 are as follows (in thousands):

                                                         1996         1995         1994
                                                        ------       ------       ------
Benefit cost for service during the year                $2,378       $1,583       $1,984
Interest cost on projected benefit obligation            5,514        4,787        4,593
Actual return on plan assets                            (5,699)      (6,584)      (1,353)
Net amortization and deferral                            1,102        2,846       (2,284)
                                                        ------       ------       ------
     Net pension expense                                $3,295       $2,632       $2,940
                                                        ======       ======       ======

The Company's policy for these plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act of 1974.

The Company also contributes to a union sponsored defined benefit multi-employer pension plan for certain of its hourly employees. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980, imposes certain liabilities upon employers who are contributors to multi-employer plans in the event of the employers' withdrawal from such a plan or upon a termination of such a plan. Management does not intend to take any action that would subject the Company to any such liabilities.

In addition to the defined benefit plans described above, the Company also sponsors defined contribution plans covering substantially all employees. In two of the plans, the Company matches 25% to 50% of a participant's voluntary contributions (depending on the respective plant's annual earnings performance) up to a maximum of 6% of a participant's compensation. In the remaining two plans, contributions are at the discretion of the Board of Directors and cannot exceed 15% of the participants' annual wages. The Company's expense for the plans was approximately $1.3 million, $1.5 million and $0.5 million for 1996, 1995 and 1994, respectively.

8.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company provides postretirement health care and life insurance benefits to certain employees. The Company accrues the cost of postretirement benefits within the employees' active service periods. Effective January 1, 1994, the Company limited the extent of its liability for future increases in medical costs. When the average annual per retiree claim cost exceeds two times the 1993 per retiree claim cost, the employer contribution will be increased each year only for general inflation, regardless of the actual increase in the cost of providing medical benefits. Based on current medical trend assumptions, per retiree medical claims are expected to reach two times the 1993 level in the year 2000.

The financial status of the plan as of December 31, 1996 and 1995 is as follows (in thousands):

                                                                         1996         1995
Actuarial present value of accumulated postretirement benefit obligation:
Retirees                                                                 $24,437      $23,457
Fully eligible, active plan participants                                   3,051        3,067
Other active participants                                                 33,756       31,791
                                                                         -------      -------
                                                                          61,244       58,315
Unrecognized prior service cost                                            6,492        7,562
Unrecognized net gain                                                     13,488       12,018
                                                                         -------      -------
     Accrued postretirement benefits                                     $81,224      $77,895
                                                                         =======      =======

The components of net periodic postretirement benefit expense for the years ended December 31 are as follows (in thousands):

                                                                     1996       1995        1994
                                                                     ----       ----        ----
Service cost for benefits earned                                    $1,890     $1,708      $1,993
Interest cost on accumulated postretirement benefit obligations      4,390      4,184       3,794
Net amortization and deferral                                       (1,451)    (1,725)     (1,290)
                                                                    -------    -------     -------
     Net periodic postretirement benefit expense                    $4,829     $4,167      $4,497
                                                                    ======     ======      ======


The discount rate used in determining the accumulated postretirement benefit obligation ("APBO") was 7.75% for 1996, 7.00% for 1995 and 8.50% for 1994. The
assumed health care cost trend rate used in measuring the APBO was 9.5% declining by 1.0% per year to an ultimate rate of 4.5% in 2001. If the health care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1996 and the combined service and interest cost components of postretirement benefit expense for the year then ended would be increased by approximately $9.1 million and $1.0 million, respectively.

9.  INCOME TAXES
The provision for income taxes at December 31 consists of the following (in thousands):

                                                              1996         1995       1994
                                                              ----         ----       ----
Current:
      Federal                                               $(6,079)        $8,845       $650
      State and Local                                           786            441         50
                                                            -------         ------       ----
                                                             (5,293)         9,286        700
Deferred:
      Federal
      State and Local                                            --             --         --
                                                                 --             --         --
                                                            -------         ------       ----
                                                            $(5,293)        $9,286       $700
                                                            =======         ======       ====

Deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                          1996                            1995
                                                          ----                            ----
                                               ASSETS         LIABILITIES         ASSETS        LIABILITIES
                                              --------        -----------        --------       -----------
Inventory                                           --          $ 6,890              --           $15,024
Property, plant and equipment                       --           57,208              --            35,322
Accrued and other liabilities                 $ 12,308               --        $  5,723                --
Accrued pension costs                            3,046               --           5,156                --
Accrued postretirement costs                    32,489               --          28,821                --
Net operating loss carryforwards                50,941               --          54,652                --
AMT credit carryforwards                         7,494               --           1,493                --
Other                                            1,143               --             336
                                              --------          -------        --------           -------
     Totals                                   $107,421          $64,098        $ 96,181           $50,346
                                              --------          -------        --------           -------
Net deferred tax asset                          43,223               --         $45,835                --
Valuation allowance                            (43,223)                         (45,835)               --
                                              --------          -------         --------          -------
     Net deferred taxes                       $     --          $    --         $    --            $   --
                                              ========          =======         =======           =======

The Company has determined that at December 31, 1996 and 1995, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in SFAS No.109, "Accounting for Income Taxes".

The deferred tax assets and liabilities were computed at a 40% tax rate for 1996 versus a 37% tax rate for 1995. The increase in the tax rates is attributable to the anticipated increase (as a result of the CasTech acquisition) in the number of states in which the company will be required to file tax returns in the future. The change in tax rates had no effect on the 1996 income tax benefit as the net deferred tax asset is fully offset by a valuation allowance.

At December 31, 1996, the Company had net operating loss carryforwards for federal tax purposes of approximately $127 million, which expire in various amounts through 2008 and approximately $7.5 million in alternative minimum tax credit carryforwards which do not expire. As a result of the initial public offering during 1995, the Company experienced an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. Consequently, the Company is subject to an annual limitation on the amount of net operating loss carryforwards that can be used to offset taxable income. The annual limitation is $9.6 million plus certain gains included in taxable income which are attributable to the Company prior to the ownership change.

Reconciliation of the federal statutory rate and the effective income tax rate is as follows:

                                                          1996          1995       1994
                                                          ----          ----       ----
Federal statutory rate                                     35.0%        35.0%      35.0%
Dividends received deduction                                 --         (0.5)      (0.8)
Non-taxable property distribution                            --         24.2         --
Utilization of net operating loss carryforwards           (73.4)       (38.6)     (33.5)
Adjustment of prior year accrual                          (40.7)          --         --
State income taxes                                          5.9           --         --
Alternative minimum tax                                     8.0           --         --
Other items                                                (0.1)         1.5        2.3
                                                          -----        -----      -----
     Effective income tax rate                            (65.3)%       21.6%       3.0%
                                                          =====        =====      =====

10.  CONTINGENCIES
The Company's operations are subject to increasingly stringent environmental laws and regulations governing air emissions, wastewater discharges, the handling and remediation of hazardous substances and wastes and employee health and safety. These laws can impose joint and several liability for releases or threatened releases of hazardous substances upon statutorily defined parties, including the Company, regardless of fault or the lawfulness of the original activity or disposal. The Company believes it is currently in material compliance with applicable environmental laws and regulations.

Future regulations, under the Clean Air Act and otherwise, are expected to impose stricter emission requirements on the aluminum industry. While the Company believes that current pollution control measures at most of the emission sources at its facilities will meet these anticipated future requirements, additional measures at some sources at its Lewisport, Kentucky ("Lewisport") rolling mill will be required.

The Company has been named as a potentially responsible party at four federal superfund sites which were acquired in the CasTech acquisition and is conducting remedial investigations at two of the sites for past waste disposal activity associated with closed recycling facilities. A trust fund exists to fund the activity at one of the sites undergoing remediation and was established through contributions from two other parties in exchange for indemnification from further liability. The Company is reimbursed from the fund as approved remediation expenditures are incurred at the site. The balance remaining in the trust fund at December 31, 1996 was approximately $4.3 million. The Company anticipates that the assets of the trust fund plus the future trust earnings will not be sufficient to satisfy the required remediation and associated costs. The estimated trust deficiency has been considered in the Company's aggregate environmental contingency accrual.

At the two other federal superfund sites, the Company is a minor contributor and expects to resolve its liability for a nominal amount. The Company is under orders by agencies in three states for environmental remediation at plants, one of which is currently operating and two of which have been closed. Based on currently available information, the Company estimaties the range of possible losses with respect to these matters is between $12 million and $16 million.

The Company acquired Lewisport and an aluminum smelter at Goldendale, Washington ("Goldendale"), from Lockheed Martin in 1985. In connection with the transaction, Lockheed Martin indemnified the

Company against expenses relating to environmental matters arising during the period of Lockheed Martin's ownership of those facilities.

The Company has been named as a potentially responsible party at three third-party disposal sites relating to Lockheed Martin operations, for which Lockheed Martin has assumed responsibility.

Environmental sampling at Lewisport has disclosed the presence of various contaminants, including polychlorinated biphenyls (PCBs), in a closed Company landfill. The Company has not yet determined the extent of the contamination or the nature and extent of remedial measures that may be required. Accordingly, the Company cannot at present estimate the cost of any remediation that may be necessary. Management believes the contamination occurred at the facility when it was owned by Lockheed Martin and continues to be covered by the Lockheed Martin indemnification, which Lockheed Martin disputes.

The aluminum smelter at Goldendale was operated by Lockheed Martin until 1985 and by the Company from 1985 to 1987 when it was sold to Columbia Aluminum Corporation ("Columbia"). Past aluminum smelting activities at Goldendale have resulted in environmental contamination and regulatory involvement. A 1993 Settlement Agreement among the Company, Lockheed Martin and Columbia allocates responsibility for future remediation at 11 sites at the Goldendale smelter. If remediation is required, estimates by outside consultants of the probable aggregate cost to the Company for these sites range from $1.3 million to $7.2 million. The apportionment of responsibility for other sites at Goldendale is left to alternative dispute resolution procedures if and when these locations become the subject of remedial requirements. The apportionment of responsibility for other sites at Goldendale is left to alternative dispute resolution procedures if and when these locations become the subject of remedial requirements. The parties have reserved their right with respect to all other potential environmental issues at Goldendale, including the Company's rights under the Lockheed Martin indemnity.

The Company's aggregate loss contingency accrual for environmental matters was $15.2 million and $1.2 million at December 31, 1996 and 1995, respectively. Of the total accrual, $3.6 million and $1.2 million is included in "accrued liabilities" in the Company's consolidated balance sheets at December 31, 1996 and 1995, respectively, and $11.6 million is included in "other long-term liabilities" at December 31, 1996.

While the Company believes the overall accrual is adequate to cover all environmental loss contingencies that the Company has determined to be probable and reasonably estimable, it is not possible to predict the amount or timing of cost for future environmental matters which may subsequently be determined. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on the Company's consolidated results of operations for the applicable period, the Company believes that such outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

The Company has incurred and will continue to incur capital and operating expenditures for matters relating to environmental control and monitoring. Capital expenditures of the Company for environmental control and monitoring for 1996, 1995 and 1994 were $2.3 million and $0.6 million, respectively. All other environmental expenditures of the Company, including remediation expenditures, for 1996, 1995 and 1994 were $1.5 million, $1.9 million and $2.0 million, respectively.

The Company is also a party to various non-environmental legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding, the Company believes that any liability that may finally be determined with respect to such legal proceedings should not have a material effect on the Company's consolidated financial position, results of operations or cash flows, although resolution in any year or quarter could be material to the consolidated results of operations for that period.

11. STOCK INCENTIVES
The Company has a stock incentive plan covering certain officers, key employees and directors. The plan provides for the grant of options to purchase common stock or the award of shares of restricted common stock. The total number of shares which may be subject to options or issued as restricted stock under the plan is 600,000.

Plan activity is summarized below:

                                                                           RESTRICTED
                                                   OPTIONS                   STOCK
                                                   -------                 ----------
                                                          WEIGHTED
                                                           AVERAGE
                                          SHARES       EXERCISE PRICE       SHARES
                                         ---------     --------------      --------

Outstanding December 31, 1994                  --              --                --
   Granted                                 72,500          $14.00           202,500
   Exercised                                   --              --                --
   Forfeited                               (3,000)         $14.00           (12,500)
                                          -------                           -------
Outstanding December 31, 1995              69,500          $14.00           190,000
   Granted                                130,500          $16.71            25,000
   Exercised                                   --              --                --
   Forfeited                               (4,000)         $14.00           (17,500)
                                          -------                           -------
Outstanding December 31, 1996             196,000          $15.80           197,500
                                          =======                           =======

The options are issued at the fair value of the underlying stock on the date of grant and become exercisable three years from the grant date for employees and one year from the grant date for non-employee directors. The options expire ten years after the date of grant. The restricted stock, principally issued in connection with the initial public offering, vests five years from the date of award. At December 31, 1996, options for 5,500 shares were exercisable. The fair value of options was $3.95 and $3.44 as of December 31, 1996 and 1995. Fair value estimates were determined using the Black-Scholes valuation method, an expected term of ten years, a 6.5% risk-free interest rate, expected turnover of 5% and stock price volatility of 15%.

As permitted by SFAS No. 123, the Company follows the provisions of APB Opinion 25 and related Interpretations in accounting for its stock option grants. Compensation cost has not been recognized for options issued under the plan. If compensation cost had been determined based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123 there would not have been a material impact on the reported amount of the Company's net income and net income per share.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
All amounts are in thousands except net income per share.

                                                                     QUARTER ENDED,
1996                                             MAR. 31     JUNE 30      SEPT. 30      DEC. 31       YEAR
----                                             -------     -------      --------      -------       ----
Net sales                                        $167,544    $159,672     $170,052     $241,950    $739,218
Gross profit                                        9,811       8,870       10,570       20,061      49,312
Income before extraordinary loss                    2,393       2,102        4,634        5,627      14,756
Net income                                          2,393       2,102        3,279        5,627      13,401
Income per share before extraordinary loss           0.23        0.21         0.45         0.55        1.44
Net income per share                                 0.23        0.21         0.32         0.55        1.31

1995
Net sales                                        $173,907    $192,229     $160,264     $145,101    $671,501
Gross profit                                       17,590      20,724       16,429       10,007      64,750
Net income                                          8,662      12,917        7,646        4,562      33,787
Net income per share                                 0.85        1.27         0.75         0.45        3.32

Fourth quarter 1996 net income includes a $1.1 million increase in pre-tax income as a result of adjustments to certain compensation related expenses. In addition, the Company recognized an income tax benefit of $5.0 million as a result of revisions to prior year tax estimates and adjustments to the estimated utilization of net operating loss carryforwards.

The Company recorded a $1.9 million increase in inventory and pre-tax income as a result of the annual physical inventory taken during the fourth quarter of 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information required by Item 401 (other than paragraph (b) thereof) and Item 405 of Regulation S-K may be found under the caption Election of Directors of the Company's Proxy Statement dated March 14 ,1997 for the Annual Meeting of Stockholders to be held on April 17, 1997 (the "Proxy Statement") and is incorporated herein by reference. The information required by
Item 401(b) of Regulation S-K may be found under Item E.O. above.

ITEM 11. EXECUTIVE COMPENSATION.

                  The information required by Item 402 of Regulation S-K may be found under the caption Executive Compensation in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required by Item 403 of Regulation S-K may be found under the caption Beneficial Ownership of Common Stock in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by Item 404 of Regulation S-K may be found under the caption Election of Directors--Compensation and other Transactions with Directors; Management Development and Compensation Committee Interlocks and Insider Participation in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Financial Statements and Schedule

         The financial statements of the Company as set forth under Item 8 are filed as part of this report.

         Supplemental Schedule II - Valuation and Qualifying Accounts is filed on page 39 of this report.

         Financial statement schedules other than listed above have been omitted since they are either not required or not applicable or the information is otherwise included.

         The report of the independent accountants with respect to the above-listed financial statements and schedule appears on page 20 of this report.

         (b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

         (c) Exhibits

                  3.1 Restated Certificate of Incorporation, effective December 5, 1995 (incorporated by reference to
                           Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  3.2 By-laws (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement No. 33-87294 on Form S-1).

                   3.3 Stockholder Protection Rights Agreement, dated as of March 6, 1996, including forms of Rights Certificate, Election to Exercise and Certificate of Designation and Terms of Participating Preferred Stock of the Company (incorporated by reference to Exhibits (1),
                           (2) and (3) to the Company's Registration Statement No. 0-25642 on Form 8-A).

                  10.1 Executive Incentive Compensation Plan, as amended December 4, 1995 (incorporated by reference to
                           Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.2 Long-term Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-87294 on Form S-1).

                  10.3 Salaried Employees Pension Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-87294 on Form S-1).

                  10.4 Salaried Employees Performance Sharing Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-87294 on Form S-1).

                  10.5 1995 Stock Incentive Plan as amended and restated October 21, 1996 (incorporated by reference to
                           Exhibit 99.1 to the Company's Registration Statement No. 333-19383 on Form S-8)

                  10.6 Form of Severance Agreements between the Company and Mark V. Kaminski, Scott T. Davis, Roderick Macdonald, Donald L. Marsh, Jr., James K. O'Donnell, Daniel L. Smith, William G. Toler and John J. Wasz (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.7 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

                  10.8 Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminster Bank PLC, as agent, dated as of November 29, 1996.

                  10.9 Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of National Westminster Bank PLC, as agent, dated November 29, 1996.

                  10.10 Non-exclusive License Agreement between Hazelett Strip-Casting Corporation and Barmet of Kentucky, Inc. dated as of June 2, 1982 (incorporated by reference to Exhibit 10.07 to the CasTech Aluminum Group Inc. Registration Statement No. 33-77116 on Form S-1).

                  10.11 Agreement between Hazelett Strip-Casting Corporation, Barmet of Kentucky, Inc. and Barmet Aluminum Corporation, dated as of November 29, 1984 (incorporated by reference to Exhibit 10.08 to the CasTech Aluminum Group Inc. Registration Statement No. 33-77116 on Form S-1).

                  10.12 Supply agreement between Barmet Aluminum Corporation and IMCO, dated as of March 2, 1992 (incorporated by reference to Exhibit 10.09 to the CasTech Aluminum Group Inc. Registration Statement No. 33-77116 on Form S-1).

                  10.13 Lease of 2630 El Presidio Street, Long Beach, California by Alflex Corporation from Brian L. Harvey, expiring October 31, 2004.

                  10.14 Industrial Real Estate Lease of 2303 Jefferson Street, Torrance, California, by Barmet Aluminum Corporation from Cypress Land Company, expiring April 30, 1999 (incorporated by reference to Exhibit 10.16 to the CasTech Aluminum Group Inc. Registration Statement No. 33-77116 on Form S-1).

                  10.15 Indenture dated as of September 20, 1996 between the Company, the Subsidiary Guarantors named therein and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No.
                           333-13661 on Form S-4).

                  10.16 First Supplemental Indenture, dated as of November 12, 1996, to Indenture dated as of September 20, 1996.

                  11       Computation of Net Income Per Share.

                  21       Subsidiaries.

                  23       Consent of Coopers & Lybrand L.L.P.

                  27       Financial Data Schedule.

                            SUPPLEMENTAL SCHEDULE II

                        Commonwealth Aluminum Corporation
                        Valuation and Qualifying Accounts
                        December 31, 1996, 1995 and 1994
                                 (in thousands)


                                                            Additions
                                                     ----------------------
                                         Balance at  Charged to  Charged to               Balance at
                                         Beginning   Costs and      Other                   End of
           Description                   of Period   Expenses    Accounts     Deductions   of Period
           -----------                   ---------   --------    --------     ----------   ---------
Allowance for uncollectible accounts
     December 31, 1996                     $   788    $   100     $1,290 (a)   $   375       $1,803
     December 31, 1995                         780         89          -            81          788
     December 31, 1994                       1,275        271          -           766          780

Allowance for obsolete stores inventory
     December 31, 1996                     $ 1,000    $     -     $    -       $     -       $1,000
     December 31, 1995                       1,000          -          -             -        1,000
     December 31, 1994                       1,000          -          -             -        1,000

Note (a) - relates to the acquisition of CasTech.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 26, 1997.


                                    COMMONWEALTH ALUMINUM CORPORATION


                                    By /s/ Mark V. Kaminski
                                       _________________________________
                                       Mark V. Kaminski, President and
                                       Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            SIGNATURE                                    TITLE                               DATE
            ---------                                    -----                               ----

/s/ Paul E. Lego
_____________________________       Chairman of the Board                              March 31, 1997
Paul E. Lego

/s/ Mark V. Kaminski
_____________________________       President, Chief Executive Officer and
Mark V. Kaminski                    Director                                           March 26, 1997


/s/ Catherine G. Burke
_____________________________       Director                                           March 26, 1997
Catherine G. Burke

/s/ C. Frederick Fetterolf
_____________________________       Director                                           March 31, 1997
C. Frederick Fetterolf

/s/ John E. Merow
_____________________________       Director                                           March 26, 1997
John E. Merow

/s/ Victor Torasso
_____________________________       Director                                           March 26, 1997
Victor Torasso

/s/ Donald L. Marsh, Jr.
_____________________________       Executive Vice President, Chief Financial          March 26, 1997
Donald L. Marsh, Jr.                Officer and Secretary (Principal financial and
                                    accounting officer)
/s/ John F. Barron
_____________________________       Corporate Controller                               March 26, 1997
John F. Barron


                                  EXHIBIT INDEX
                                  -------------

                 EXHIBIT
                  NUMBER                                 DESCRIPTION
                  ------                                 -----------

                   3.1     Restated Certificate of Incorporation, effective
                           December 5, 1995 (incorporated by reference to
                           Exhibit 3.1 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1995).

                   3.2 By-laws (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement No. 33-87294 on
                           Form S-1).

                   3.3     Stockholder Protection Rights Agreement, dated as of
                           March 6, 1996, including forms of Rights Certificate,
                           Election to Exercise and Certificate of Designation and Terms of Participating Preferred Stock of the Company (incorporated by reference to Exhibits (1),
                           (2) and (3) to the Company's Registration Statement
                           No. 0-25642 on Form 8-A).

                  10.1     Executive Incentive Compensation Plan, as amended
                           December 4, 1995 (incorporated by reference to
                           Exhibit 10.1 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1995).

                  10.2     Long-term Executive Incentive Compensation Plan
                           (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-87294 on Form
                           S-1).

                  10.3 Salaried Employees Pension Plan (incorporated by reference to Exhibit 10.4 to the Company's
                           Registration Statement No. 33-87294 on Form S-1).

                  10.4     Salaried Employees Performance Sharing Plan
                           (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-87294 on Form
                           S-1).

                  10.5     1995 Stock Incentive Plan as amended and restated
                           October 21, 1996 (incorporated by reference to
                           Exhibit 99.1 to the Company's Registration Statement
                           No. 333-19383 on Form S-8)

                  10.6     Form of Severance Agreements between the Company and
                           Mark V. Kaminski, Scott T. Davis, Roderick Macdonald,
                           Donald L. Marsh, Jr., James K. O'Donnell, Daniel L.
                           Smith, William G. Toler and John J. Wasz
                           (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.7 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1996).

                  10.8     Amended and Restated Credit Agreement among the
                           Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminster Bank PLC, as agent, dated as of November 29, 1996.

                  10.9 Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of National Westminster Bank
                           PLC, as agent, dated November 29, 1996.

                  10.10    Non-exclusive License Agreement between Hazelett
                           Strip-Casting Corporation and Barmet of Kentucky,
                           Inc. dated as of June 2, 1982 (incorporated by reference to Exhibit 10.07 to the CasTech Aluminum
                           Group Inc. Registration Statement No. 33-77116 on
                           Form S-1).

                  10.11    Agreement between Hazelett Strip-Casting Corporation,
                           Barmet of Kentucky, Inc., and Barmet Aluminum
                           Corporation, dated as of November 29, 1984
                           (incorporated by reference to Exhibit 10.08 to the CasTech Aluminum Group Inc. Registration Statement
                           No. 33-77116 on Form S-1).

                  10.12 Supply agreement between Barmet Aluminum Corporation and IMCO, dated as of March 2, 1992 (incorporated by reference to Exhibit 10.09 to the CasTech Aluminum
                           Group Inc. Registration Statement No. 33-77116 on
                           Form S-1).

                  10.13    Lease of 2630 El Presidio Street, Long Beach,
                           California by Alflex Corporation from Brian L.
                           Harvey, expiring October 31, 2004.

                  10.14    Industrial Real Estate Lease of 2303 Jefferson
                           Street, Torrance, California, by Barmet Aluminum
                           Corporation from Cypress Land Company, expiring April
                           30, 1999 (incorporated by reference to Exhibit 10.16 to the CasTech Aluminum Group Inc. Registration
                           Statement No. 33-77116 on Form S-1).

                  10.15 Indenture dated as of September 20, 1996 between the Company, the Subsidiary Guarantors named therein and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.2 to the Company's
                           Registration Statement No. 333-13661 on Form S-4).

                  10.16    First Supplemental Indenture, dated as of November
                           12, 1996, to Indenture dated as of September 20,
                           1996.

                  11       Computation of Net Income Per Share.

                  21       Subsidiaries.

                  23       Consent of Coopers & Lybrand L.L.P.

                  27       Financial Data Schedule.