Form 10-Q
period 1997-03-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 1997-05-08
CIK 934747

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                                 --------------

                           Commission File No. 0-25642

                          COMMONWEALTH INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                    13-3245741
 (State of incorporation)                (I.R.S. Employer Identification No.)

     500 West Jefferson Street
           19th Floor
       Louisville, Kentucky                         40202-2823
(Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (502) 589-8100

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X    No ____

The registrant had 10,207,500 shares of common stock outstanding at May 1, 1997.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number

         Condensed Consolidated Balance Sheets as of March 31, 1997
         and December 31, 1996                                           3

         Condensed Consolidated Statements of Income for the three
         months ended March 31, 1997 and 1996                            4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 1997 and 1996                            5

         Notes to Condensed Consolidated Financial Statements            6


Item 2.   Management's Discussion and Analysis of Financial Condition    7-8
           and Results of Operations

                        Part II - Other Information


Item 1.   Legal Proceedings                                              9

Item 6.   Exhibits and Reports on Form 8-K                               9

Signatures                                                               10

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                      March 31,               December 31,
                                                                         1997                     1996
                                                                     -------------            -------------
Assets
Current assets:
     Cash and cash equivalents                                       $          -             $      1,944
     Accounts receivable, net                                             190,196                  146,091
     Inventories                                                          162,546                  173,911
     Prepayments and other current assets                                  13,009                   10,056
                                                                     -------------            -------------
          Total current assets                                            365,751                  332,002
Property, plant and equipment, net                                        271,012                  274,095
Goodwill, net                                                             176,901                  175,146
Other noncurrent assets                                                    12,958                   13,339
                                                                     -------------            -------------
          Total assets                                               $    826,622             $    794,582
                                                                     =============            =============

Liabilities
Current liabilities:
     Current portion of long-term debt                               $      7,500             $      6,250
     Accounts payable                                                      84,505                   82,340
     Accrued liabilities                                                   32,540                   36,351
                                                                     -------------            -------------
          Total current liabilities                                       124,545                  124,941
Long-term debt                                                            362,000                  336,000
Other long-term liabilities                                                18,205                   14,584
Accrued pension benefits                                                   10,707                   10,610
Accrued postretirement benefits                                            81,922                   81,224
                                                                     -------------            -------------
          Total liabilities                                               597,379                  567,359
                                                                     -------------            -------------

Commitments and contingencies                                                   -                       -
Stockholders' Equity
     Common stock, $.01 par value, 50,000,000 shares authorized,
          10,207,500 and 10,197,500 shares outstanding at
          March 31, 1997 and December 31, 1996, respectively                  102                      102
     Additional paid-in capital                                           301,467                  301,289
     Accumulated deficit                                                  (70,530)                 (72,188)
     Unearned compensation                                                 (1,796)                  (1,980)
                                                                     -------------            -------------
          Total stockholders' equity                                      229,243                  227,223
                                                                     -------------            -------------
          Total liabilities and stockholders' equity                 $    826,622             $    794,582
                                                                     =============            =============


            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statements of Income
                     (in thousands except per share amounts)


                                                           Three months ended March 31,
                                                     ----------------------------------------
                                                          1997                      1996
                                                     --------------            --------------
Net sales                                             $    272,191              $    167,544
Cost of goods sold                                         248,145                   157,733
                                                     --------------            --------------
     Gross profit                                           24,046                     9,811
Selling, general and administrative expenses                11,803                     5,976
Amortization of goodwill                                     1,119                         -
                                                     --------------            --------------
     Operating income                                       11,124                     3,835
Other income (expense), net                                    179                      (238)
Interest expense, net                                       (8,333)                     (679)
                                                     --------------            --------------
     Income before income taxes                              2,970                     2,918
Income tax expense                                             802                       525
                                                     --------------            --------------
     Net income                                       $      2,168              $      2,393
                                                     ==============            ==============

     Net income per share                             $       0.21              $       0.23
                                                     ==============            ==============

     Weighted average shares outstanding                    10,206                    10,193
                                                     ==============            ==============

     Dividends per share                              $       0.05              $       0.05
                                                     ==============            ==============


            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statements of Cash Flow
                                 (in thousands)

                                                                                      Three months ended March 31,
                                                                                  -----------------------------------
                                                                                      1997                    1996
                                                                                  ------------           ------------
Cash flows from operating activities:
   Net income                                                                      $    2,168             $    2,393
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                                   9,170                  4,317
        Issuance of common stock in connection with stock awards                           84                      -
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                   (44,105)               (12,472)
             Decrease in inventories                                                   11,365                  9,882
             (Increase) in prepayments and other current assets                        (3,361)                  (906)
             Decrease in other noncurrent assets                                          381                    105
             Increase in accounts payable                                               2,165                 10,369
             (Decrease) in accrued liabilities                                         (3,811)                (1,812)
             Increase (decrease) in other liabilities                                   4,416                   (386)
                                                                                  ------------           ------------
                 Net cash (used in) provided by operating activities                  (21,528)                11,490
                                                                                  ------------           ------------
Cash flows from investing activities:
   Net cash and cash equivalents (outflow) from acquisition                            (2,874)                     -
   Additions to property, plant and equipment                                          (4,367)                (1,877)
   Disposals of property, plant and equipment                                               3                    206
                                                                                  ------------           ------------
        Net cash (used in) investing activities                                        (7,238)                (1,671)
                                                                                  ------------           ------------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                      -                  4,000
   Repayments of short-term borrowings                                                      -                 (8,000)
   Proceeds from long-term debt                                                        28,500                      -
   Repayments of long-term debt                                                        (1,250)                (1,875)
   Proceeds from issuance of common stock                                                  82                      -
   Cash dividends paid                                                                   (510)                  (510)
                                                                                  ------------           ------------
        Net cash provided by (used in) financing activities                            26,822                 (6,385)
                                                                                  ------------           ------------
Net (decrease) increase in cash and cash equivalents                                   (1,944)                 3,434
Cash and cash equivalents at beginning of period                                        1,944                  2,665
                                                                                  ------------           ------------
Cash and cash equivalents at end of period                                         $        -             $    6,099
                                                                                  ============           ============


            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1. Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated financial statements have been prepared in accordance with Commonwealth Industries, Inc.'s (the "Company's") customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reporting interim periods have been made and were of a normal recurring nature.

2. Acquisition
On September 20, 1996, the Company acquired CasTech Aluminum Group Inc. ("CasTech") for a purchase price of $285 million. The excess of the purchase price over the acquired net assets of $179 million was recorded as goodwill and is being amortized over 40 years. The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of CasTech prior to the date of acquisition have not been included in the accompanying consolidated financial statements.

3. Inventories
The Company uses the first-in, first-out (FIFO) and the last-in, last-out (LIFO) methods for valuing its inventories.


(in thousands)                         March  31, 1997       December 31, 1996
--------------                         ---------------       -----------------
Raw materials                              $   23,515              $   29,458
Work in process                                76,286                  82,205
Finished goods                                 51,302                  46,959
Expendable parts and supplies                  15,702                  15,338
                                            ---------               ---------
                                              166,805                 173,960
LIFO reserve                                   (4,259)                    (49)
                                            ---------               ---------
                                            $ 162,546               $ 173,911
                                            =========               =========


Inventories of approximately $41 million and $38 million, included in the above totals at March 31, 1997 and December 31, 1996, respectively, are accounted for under the LIFO method of accounting.

On March 31, 1997, the Company had deferred realized losses of $0.1 million on closed futures contracts which are recorded as an increase to the carrying value of inventory. The Company had deferred realized gains of $0.4 million at December 31, 1996.

4. Provision for Income Taxes
The effective income tax rate for the quarter ended March 31, 1997 is greater than the rate for the quarter ended March 31, 1996 as a result of the expected increase in the Company's taxable income for the year 1997 compared to the year 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of global economic conditions, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, the rate of technological change, product demand and market acceptance risks, capacity and supply constraints or difficulties, and other risks detailed in the Company's various Securities and Exchange Commission filings.

Overview
The Company manufactures non-heat treat coiled aluminum sheet for the transportation, construction and consumer durables end use markets and electrical flexible conduit and prewired armored cable for the non-residential construction and renovation markets. The Company's principal raw materials are aluminum scrap and primary aluminum. Trends in the demand for aluminum sheet products in the United States and in the prices of aluminum primary metal and scrap affect the business of the Company. The Company's operating results also are affected by factors specific to the Company, such as the margins between selling prices for its aluminum sheet and its cost of metal ("material margins") and its unit cost of converting metal into aluminum sheet products ("conversion cost"). While changes in aluminum prices can cause the Company's net sales to change significantly from period to period, net income is more directly impacted by the fluctuation in material margins.

During the first quarter of 1997, shipments of the Company's products, both aluminum sheet and electrical conduit and cable, continued to increase as demand for those products remained strong. Increased sales of electrical conduit and cable were supported by additional production capacity which was brought on line in the first quarter.

In the aluminum sheet industry, customers remain cautious toward inventory levels. The Company believes that the aluminum sheet order rate is indicative of the underlying demand for aluminum products and remains strong. The cash price of primary aluminum on the London Metal Exchange increased during the quarter from $0.69 per pound on December 31, 1996 to $0.73 per pound on March 31, 1997. In response to these increases, the Company announced price increases in February and March which maintained material margin levels comparable to those earned in the fourth quarter of 1996.

On September 20, 1996, the Company acquired CasTech Aluminum Group Inc. ("CasTech") in a transaction that was accounted for under the purchase method of accounting. CasTech was the nation's leading manufacturer of continuous cast aluminum sheet and a leading manufacturer of electrical flexible conduit and prewired armored cable. Concurrent with the acquisition, the Company prepaid its existing indebtedness and that of CasTech. The acquisition and prepayment were financed with a new $325 million senior secured bank credit facility and the proceeds from the issue and sale of $125 million principal amount of 10.75% Senior Subordinated Notes Due 2006.

Results of Operations for the three months ended March 31, 1997 and 1996
Net Sales. Net sales for the quarter ended March 31, 1997, increased 62% to $272 million from $168 million for the same period in 1996. The increase is due to the CasTech acquisition along with increased sales volumes at all facilities. Average selling prices for aluminum sheet for the quarter ended March 31, 1997, were $1.04 per pound, a decrease of 2% from $1.06 per pound for the quarter ended March 31, 1996. Unit sales volume of aluminum increased 65% to 261.3 million pounds for the first quarter of 1997 from 157.9 million pounds for the first quarter of 1996.

Gross Profit. Gross profit for the quarter ended March 31, 1997, increased to $24.0 million from $9.8 million for the same period in 1996. This increase was attributable to increased unit sales volumes, the CasTech acquisition and lower manufacturing unit costs. The Company's unit manufacturing costs decreased compared to the same period in 1996 as a result of the higher unit volumes and mill optimization practices.

Operating Income. The Company produced operating income of $11.1 million for the first quarter of 1997 compared with $3.8 million for the first quarter of 1996. Selling, general and administrative expenses during the first quarter of 1997 were $11.8 million, compared with $6.0 million for the same period in 1996. This increase along with the amortization of goodwill recorded in the first quarter of 1997 of $1.1 million is due to the CasTech acquisition. Contributing to the increase are corporate relocation, severance and other costs related to the integration of the businesses.

Net Income. Net income was $2.2 million for the quarter ended March 31, 1997, compared with $2.4 million for the same period in 1996. Interest expense was $8.3 million for the quarter ended March 31, 1997 and $0.7 million for the comparable period in 1996. The increase in the Company's interest expense is due to borrowings associated with the CasTech acquisition. Income tax expense was $0.8 million in the first quarter of 1997 compared to $0.5 million for the same period in 1996.

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operations and borrowings under its $225 million revolving credit facility. The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least through 1998.

Capital expenditures were $4.4 million during the quarter ended March 31, 1997. At March 31, 1997, the Company had commitments of $8.9 million for the purchase or construction of capital assets. Total capital expenditures for the year 1997 are expected to be approximately $28 million, principally related to upgrading the Company's manufacturing and other facilities and meeting environmental requirements .

Risk Management

The Company offers its customers multiple pricing methods, including fixed firm prices. Purchases of metal for forward delivery as well as hedging with futures contracts and options are used to reduce the Company's aggregate exposure to the risk of changes in metal prices. This is accomplished by establishing at the time of a customer's order a fixed margin between the cost of the metal and the Company's price of the product to the customer. Gains and losses resulting from changes in the market value of these futures contracts and options increase or decrease cost of sales at the time of revenue recognition. At March 31, 1997, the Company held purchase and sales commitments through 1997 totaling $66 million and $280 million, respectively. The Company held futures contracts, marked-to-market at March 31, 1997, with a net unrealized loss of $1.4 million.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

The Company has entered into interest rate swap agreements with a notional amount of $117 million. With respect to these agreements, the Company pays a fixed rate of interest and receives a LIBOR-based floating rate.

Recently Issued Accounting Pronouncements

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("SFAS No. 128"). The Company will adopt SFAS No. 128 during the fourth quarter of 1997 as required and does not expect the Statement to have a material impact on the calculation of net income per share.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to non-environmental legal proceedings and administrative actions all of which are of an ordinary routine nature incidental to the operations of the Company. Although it is impossible to predict the outcome of any legal proceeding, in the opinion of management such proceedings and actions should not, individually or in aggregate, have a material adverse effect on the Company's financial condition, results of operations or cash flows, although resolution in any year or quarter could be material to the results of operation for that period.


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
     3.1      Restated Certificate of Incorporation, effective April 18, 1997.

    10.1      1995 Stock Incentive Plan as amended and restated April 17, 1997.

    10.2      1997 Stock Incentive Plan.

    11        Computation of Net Income Per Share.

    27        Financial Data Schedule.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             COMMONWEALTH INDUSTRIES, INC.


                             By:   /s/ Donald L. Marsh, Jr.
                                   -------------------------
                                   Donald L. Marsh, Jr.
                                   Executive Vice President, Chief Financial
                                   Officer and Secretary


Date:    May  8, 1997