Form 10-Q
period 1997-06-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 1997-07-31
CIK 934747

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

                  For the quarterly period ended June 30, 1997

                                       or

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

Yes     X    No ____

The registrant had 10,211,500 shares of common stock outstanding at July 20, 1997.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                            Page Number

         Condensed Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996                                            3

         Condensed Consolidated Statements of Income for the three
         months and six months ended June 30, 1997 and 1996               4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 1997 and 1996                              5

         Notes to Condensed Consolidated Financial Statements             6


Item 2.  Management's Discussion and Analysis of Financial Condition      7-9
           and Results of Operations

                           Part II - Other Information

Item 1.  Legal Proceedings                                                10

Item 4.  Submission of Matters to a Vote of Security Holders              10

Item 6.  Exhibits and Reports on Form 8-K                                 10

Signatures                                                                11

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                       June 30,              December 31,
                                                                         1997                     1996
                                                                     -------------            -------------
Assets
Current assets:
     Cash and cash equivalents                                        $         -              $     1,944
     Accounts receivable, net                                             194,883                  146,091
     Inventories                                                          165,987                  173,911
     Prepayments and other current assets                                   7,761                   10,056
                                                                     -------------            -------------
          Total current assets                                            368,631                  332,002
Property, plant and equipment, net                                        268,121                  274,095
Goodwill, net                                                             175,800                  175,146
Other noncurrent assets                                                    12,182                   13,339
                                                                     -------------            -------------
          Total assets                                                $   824,734              $   794,582
                                                                     =============            =============

Liabilities
Current liabilities:
     Current portion of long-term debt                                $     8,750            $       6,250
     Accounts payable                                                     112,167                   82,340
     Accrued liabilities                                                   28,139                   36,351
                                                                     -------------            -------------
          Total current liabilities                                       149,056                  124,941
Long-term debt                                                            332,500                  336,000
Other long-term liabilities                                                15,465                   14,584
Accrued pension benefits                                                   11,924                   10,610
Accrued postretirement benefits                                            82,752                   81,224
                                                                     -------------            -------------
          Total liabilities                                               591,697                  567,359
                                                                     -------------            -------------

Commitments and contingencies                                                   -                        -
Stockholders' Equity
     Common stock, $.01 par value, 50,000,000 shares authorized,
          10,207,500 and 10,197,500 shares outstanding at
          June 30, 1997 and December 31, 1996, respectively                   102                      102
     Additional paid-in capital                                           301,467                  301,289
     Accumulated deficit                                                  (66,877)                 (72,188)
     Unearned compensation                                                 (1,655)                  (1,980)
                                                                     -------------            -------------
          Total stockholders' equity                                      233,037                  227,223
                                                                     -------------            -------------
          Total liabilities and stockholders' equity                  $   824,734              $   794,582
                                                                     =============            =============


                  See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                     (in thousands except per share amounts)


                                                        Three months ended June 30,            Six months ended June 30,
                                                      ------------------------------        -------------------------------
                                                         1997              1996                1997               1996
                                                      ------------      ------------        ------------       ------------
Net sales                                               $ 287,240         $ 159,672           $ 559,431          $ 327,216
Cost of goods sold                                        262,993           150,802             511,138            308,535
                                                      ------------      ------------        ------------       ------------
     Gross profit                                          24,247             8,870              48,293             18,681
Selling, general and administrative expenses                9,884             6,224              21,687             12,200
Amortization of goodwill                                    1,121                 -               2,240                  -
                                                      ------------      ------------        ------------       ------------
     Operating income                                      13,242             2,646              24,366              6,481
Other income (expense), net                                   318                (9)                497               (247)
Interest expense, net                                      (8,088)             (443)            (16,421)            (1,122)
                                                      ------------      ------------        ------------       ------------
     Income before income taxes                             5,472             2,194               8,442              5,112
Income tax expense                                          1,309                92               2,111                617
                                                      ------------      ------------        ------------       ------------
     Net income                                        $    4,163       $     2,102         $     6,331        $     4,495
                                                      ============      ============        ============       ============

     Net income per share                              $     0.41       $      0.21         $      0.62        $      0.44
                                                      ============      ============        ============       ============

     Weighted average shares outstanding                   10,208            10,196              10,207             10,196
                                                      ============      ============        ============       ============

     Dividends per share                               $     0.05       $      0.05         $      0.10        $      0.10
                                                      ============      ============        ============       ============


                  See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                     Six months ended June 30,
                                                                                 ---------------------------------
                                                                                    1997                  1996
                                                                                 ------------           ----------
Cash flows from operating activities:
   Net income                                                                     $    6,331              $ 4,495
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                                 18,293                8,963
        Issuance of common stock in connection with stock awards                          84                    -
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                  (48,792)             (10,055)
             Decrease in inventories                                                   7,924               19,616
             Decrease (increase) in prepayments and other current assets               2,295               (1,769)
             Decrease in other noncurrent assets                                         341                    -
             Increase (decrease) in accounts payable                                  29,827               (7,876)
             (Decrease) increase in accrued liabilities                               (8,212)                 128
             Increase in other liabilities                                             3,723                1,474
                                                                                 ------------           ----------
                 Net cash provided by operating activities                            11,814               14,976
                                                                                 ------------           ----------
Cash flows from investing activities:
   Net cash and cash equivalents (outflow) from acquisition                           (2,894)                   -
   Additions to property, plant and equipment                                         (8,929)              (4,822)
   Disposals of property, plant and equipment                                              3                  210
                                                                                 ------------           ----------
        Net cash (used in) investing activities                                      (11,820)              (4,612)
                                                                                 ------------           ----------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                     -                9,050
   Repayments of short-term borrowings                                                     -              (13,050)
   Proceeds from long-term debt                                                       54,050                    -
   Repayments of long-term debt                                                      (55,050)              (7,206)
   Proceeds from issuance of common stock                                                 82                    -
   Cash dividends paid                                                                (1,020)              (1,021)
                                                                                 ------------           ----------
        Net cash (used in) financing activities                                       (1,938)             (12,227)
                                                                                 ------------           ----------
Net (decrease) in cash and cash equivalents                                           (1,944)              (1,863)
Cash and cash equivalents at beginning of period                                       1,944                2,665
                                                                                 ------------           ----------
Cash and cash equivalents at end of period                                        $        -             $    802
                                                                                 ============           ==========


                  See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
              Notes to Condensed Consolidated Financial Statements


1. Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. The condensed consolidated financial statements have been prepared in accordance with Commonwealth Industries, Inc.'s (formerly Commonwealth Aluminum Corporation) (the "Company's") customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reporting interim periods have been made and were of a normal recurring nature.

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


(in thousands)                        June 30, 1997        December 31, 1996
--------------                        -------------        -----------------
Raw materials                             $  32,376                $  29,458
Work in process                              77,919                   82,205
Finished goods                               44,728                   46,959
Expendable parts and supplies                15,223                   15,338
                                          ---------                ---------
                                            170,246                  173,960
LIFO reserve                                 (4,259)                     (49)
                                          ---------                ---------
                                          $ 165,987                $ 173,911
                                          =========                =========


Inventories of approximately $41 million and $38 million, included in the above totals at June 30, 1997 and December 31, 1996, respectively, are accounted for under the LIFO method of accounting.

On June 30, 1997, the Company had deferred realized losses of $1.1 million on closed futures contracts which are recorded as an increase to the carrying value of inventory. The Company had deferred realized gains of $0.4 million at December 31, 1996.

4. Provision for Income Taxes
The effective income tax rate for the six months ended June 30, 1997 is greater than the rate for the six months ended June 30, 1996 as a result of the expected increase in the Company's taxable income for the year 1997 compared to the year 1996.

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

Overview
The Company manufactures non-heat treat coiled aluminum sheet for the distibutors and the transportation, construction and consumer durables end use markets and electrical flexible conduit and prewired armored cable for the non-residential construction and renovation markets. The Company's principal raw materials are aluminum scrap, primary aluminum, copper and steel. Trends in the demand for the Company's aluminum sheet products in the United States and in the prices of aluminum primary metal, aluminum scrap and copper affect the business of the Company. The Company's operating results also are affected by factors specific to the Company, such as the margins between selling prices for its products and its cost of raw material ("material margins") and its unit cost of converting raw material into its products ("conversion cost"). While changes in aluminum and copper prices can cause the Company's net sales to change significantly from period to period, net income is more directly impacted by the fluctuation in material margins.

During the first six months of 1997, shipments of the Company's products, both aluminum sheet and electrical conduit and cable, continued to increase as demand for those products remained strong. However this business expansion has not translated into stronger material margins as these margins contracted slightly in the second quarter of 1997 compared to the first quarter of 1997.

The sales and production throughput at all of the Company's facilities increased from the previous year due to product mix optimization, debottlenecking and increased electrical conduit and cable capacity.

The cash price of primary aluminum generally trended up in the first half of 1997 from $0.69 per pound on December 31, 1996 up to $0.73 per pound on March 31, 1997 and back down to $0.71 per pound on June 30, 1997. However aluminum prices experienced a great deal of volatility during this time period both up and down. The price of aluminum scrap has not moved exactly with the cash price of primary aluminum resulting in narrower scrap margins in the second quarter of 1997 compared to the first quarter of 1997.

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

Results of Operations for the three months and six months ended June 30, 1997 and 1996
Net Sales. Net sales for the quarter ended June 30, 1997, increased 80% to $287 million from $160 million for the same period in 1996. Net sales for the six month period ended June 30, 1997, were $559 million, a 71% increase from the first half of 1996. The increase is due to the CasTech acquisition along with increased sales volumes at all facilities. Unit sales volume of aluminum increased 68% to 263.1 million pounds for the second quarter of 1997 from 156.6 million pounds for the second quarter of 1996. Unit sales volume of aluminum was
524.4  million  pounds for the first half of 1997,  an  increase of 67% over the
314.6 million pounds for the first half of 1996.

Gross Profit. Gross profit for the quarter ended June 30, 1997, increased to $24.2 million from $8.9 million for the same period in 1996. Gross profit for the six months ended June 30, 1997 was $48.3 million, a 159% increase from the $18.7 million reported for the six months ended June 30, 1996. This increase was attributable to the CasTech acquisition , increased unit sales volumes and lower manufacturing unit costs. The Company's unit manufacturing costs decreased compared to the same period in 1996 as a result of the higher unit volumes and mill optimization practices.

Operating Income. The Company produced operating income of $13.2 million for the second quarter of 1997 compared with $2.6 million for the second quarter of 1996. For the six month period ended June 30, 1997, operating income was $24.4 million, up from $6.5 million for the first half of 1996. Selling, general and administrative expenses during the second quarter of 1997 were $9.9 million, compared with $6.2 million for the same period in 1996 and $21.7 for the six months ended June 30, 1997, compared with $12.2 million for the same period in 1996. This increase along with the amortization of goodwill recorded in the second quarter and first six months of 1997 of $1.1 and $2.2 million, respectively, is due to the CasTech acquisition. Contributing to the increase were corporate relocation, severance and other costs related to the integration of the businesses.

Net Income. Net income was $4.2 million for the quarter ended June 30, 1997, compared with $2.1 million for the same period in 1996. Net income for the six months ended June 30, 1997 was $6.3 million compared with $4.5 million for the first half of 1996. Interest expense was $8.1 million for the quarter ended June 30, 1997 and $0.4 million for the comparable period in 1996 and $16.4 million for the six months ended June 30, 1997, compared with $1.1 million for the same period in 1996. The increase in the Company's interest expense is due to borrowings associated with the CasTech acquisition. Income tax expense was $1.3 million in the second quarter quarter of 1997 compared to $0.1 million for the same period in 1996 and $2.1 million for the six months ended June 30, 1997, compared to $0.6 for the same period in 1996.

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operations and borrowings under its $225 million revolving credit facility. The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least through 1998.

Capital expenditures were $4.6 million during the quarter ended June 30, 1997 and $8.9 million for the six months ended June 30, 1997. At June 30, 1997, the Company had commitments of $8.6 million for the purchase or construction of capital assets. Total capital expenditures for the year 1997 are expected to be in the range of $20 to $26 million, principally related to upgrading the Company's manufacturing and other facilities and meeting environmental requirements.

Risk Management

The Company offers its customers multiple pricing methods, including fixed firm prices. Purchases of metal for forward delivery as well as hedging with futures contracts and options are used to reduce the Company's aggregate exposure to the risk of changes in metal prices. This is accomplished by establishing at the time of a customer's order a fixed margin between the cost of the metal and the Company's price of the product to the customer. Gains and losses resulting from changes in the market value of these futures contracts and options increase or decrease cost of sales at the time of revenue recognition. At June 30, 1997, the Company held purchase and sales commitments through 1997 totaling $87 million and $248 million, respectively. The Company held futures contracts, marked-to-market at June 30, 1997, with a net unrealized loss of $0.9 million.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

The Company has entered into interest rate swap agreements with a notional amount of $116 million. With respect to these agreements, the Company pays a fixed rate of interest and receives a LIBOR-based floating rate.

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

Item 4.    Submission of Matters to a vote of Security Holders

At the Company's Annual Meeting of Stockholders, held April 18, 1996, the following four matters were submitted for a vote by the security holders:

         Ms. Catherine G. Burke and Mr. Victor Torasso were elected directors for terms expiring in 2000. There were 9,565,877 and 9,564,851, respectively, votes cast for and 24,545 and 25,571, respectively, abstentions. The terms of office of Paul E. Lego, Mark V. Kaminiski, John E. Merow and C. Frederick Fetterolf continued after the meeting.

         Approval of the Company's name change. There were 9,355,284 votes for and 204,978 votes against and 30,160 abstentions.

         Approval of the 1997 Stock Incentive Plan. There were 8,317,930 votes for and 509,567 votes against and 51,390 abstentions.

         Approval of the selection of Coopers & Lybrand L.L.P. as the Company's independent accountants for 1997. There were 9,561,868 votes for and 11,438 votes against and 17,116 abstentions.


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

    11            Computation of Net Income Per Share.

    27            Financial Data Schedule.

(b) Reports on Form 8-K

         The following report on Form 8-K was filed during the quarter ended June 30, 1997:

         A report on Form 8-K dated April 17, 1997 was filed with the Securities and Exchange Commission regarding the change of the Company's name.

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


                          COMMONWEALTH INDUSTRIES, INC.


                          By:   /s/ Donald L. Marsh, Jr.
                                -------------------------
                                Donald L. Marsh, Jr.
                                Executive Vice President, Chief Financial
                                Officer and Secretary


Date:    July 29, 1997

                                  Exhibit Index

Exhibit
Number                      Description

   11            Computation of Net Income Per Share.

   27            Financial Data Schedule.