Form 10-Q
period 1997-09-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 1997-10-30
CIK 934747

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

                For the quarterly period ended September 30, 1997

                                       or

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

Yes     X    No ____

The registrant had 15,956,500 shares of common stock outstanding at October 20, 1997.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number

         Condensed Consolidated Balance Sheets as of
         September 30, 1997 and December 31, 1996                        3

         Condensed Consolidated Statements of Income for the three
         months and nine months ended September 30, 1997 and 1996        4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1997 and 1996                        5

         Notes to Condensed Consolidated Financial Statements            6-7


Item 2.   Management's Discussion and Analysis of Financial Condition    8-10
           and Results of Operations

                           Part II - Other Information


Item 1.   Legal Proceedings                                              11

Item 6.   Exhibits and Reports on Form 8-K                               11

Signatures                                                               12

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                     September 30,             December 31,
                                                                         1997                     1996
                                                                     -------------            -------------
Assets
Current assets:
     Cash and cash equivalents                                        $         -              $     1,944
     Accounts receivable, net                                                 637                  146,091
     Inventories                                                          177,373                  173,911
     Prepayments and other current assets                                  49,442                   10,056
                                                                     -------------            -------------
          Total current assets                                            227,452                  332,002
Property, plant and equipment, net                                        265,866                  274,095
Goodwill, net                                                             174,681                  175,146
Other noncurrent assets                                                    10,536                   13,339
                                                                     -------------            -------------
          Total assets                                                $   678,535              $   794,582
                                                                     =============            =============

Liabilities
Current liabilities:
     Current portion of long-term debt                                $         -              $     6,250
     Accounts payable                                                      74,529                   82,340
     Accrued liabilities                                                   30,347                   36,351
                                                                     -------------            -------------
          Total current liabilities                                       104,876                  124,941
Long-term debt                                                            136,100                  336,000
Other long-term liabilities                                                11,031                   14,584
Accrued pension benefits                                                   12,109                   10,610
Accrued postretirement benefits                                            83,579                   81,224
                                                                     -------------            -------------
          Total liabilities                                               347,695                  567,359
                                                                     -------------            -------------

Commitments and contingencies                                                   -                        -
Stockholders' Equity
     Common stock, $.01 par value, 50,000,000 shares authorized,
          15,956,500 and 10,197,500 shares outstanding at
          September 30, 1997 and December 31, 1996, respectively              160                      102
     Additional paid-in capital                                           399,123                  301,289
     Accumulated deficit                                                  (66,978)                 (72,188)
     Unearned compensation                                                 (1,465)                  (1,980)
                                                                     -------------            -------------
          Total stockholders' equity                                      330,840                  227,223
                                                                     -------------            -------------
          Total liabilities and stockholders' equity                  $   678,535              $   794,582
                                                                     =============            =============


            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                     (in thousands except per share amounts)


                                                                  Three months ended                   Nine months ended
                                                                    September 30,                         September 30,
                                                            ------------------------------        -------------------------------
                                                                1997             1996                 1997              1996
                                                            -------------     ------------        -------------      ------------
Net sales                                                    $   271,142       $  170,052          $   830,573        $  497,268
Cost of goods sold                                               249,987          159,482              761,125           468,017
                                                            -------------     ------------        -------------      ------------
     Gross profit                                                 21,155           10,570               69,448            29,251
Selling, general and administrative expenses                       9,872            6,752               31,559            18,952
Amortization of goodwill                                           1,119              124                3,359               124
                                                            -------------     ------------        -------------      ------------
     Operating income                                             10,164            3,694               34,530            10,175
Other income (expense), net                                           82               95                  579              (152)
Securitization expense                                               (25)               -                  (25)                -
Interest expense, net                                             (8,636)          (1,346)             (25,057)           (2,468)
                                                            -------------     ------------        -------------      ------------
     Income before income taxes and extraordinary loss             1,585            2,443               10,027             7,555
Income tax expense (benefit)                                          (5)          (2,191)               2,106            (1,574)
                                                            -------------     ------------        -------------      ------------
     Income before extraordinary loss                              1,590            4,634                7,921             9,129
Extraordinary loss on early extinguishment of debt,
     net of income tax benefit                                    (1,181)          (1,355)              (1,181)           (1,355)
                                                            -------------     ------------        -------------      ------------
     Net income                                              $       409       $    3,279          $     6,740        $    7,774
                                                            =============     ============        =============      ============

Per share data:
     Income before extraordinary loss                        $      0.16       $     0.45          $      0.78        $     0.89
     Extraordinary loss                                            (0.12)           (0.13)               (0.12)            (0.13)
                                                            -------------     ------------        -------------      ------------
     Net income                                              $      0.04       $     0.32          $      0.66        $     0.76
                                                            =============     ============        =============      ============

     Weighted average shares outstanding                          10,333           10,195               10,249            10,195
                                                            =============     ============        =============      ============

     Dividends per share                                     $      0.05       $     0.05          $      0.15        $     0.15
                                                            =============     ============        =============      ============


            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                     Nine months ended September 30,
                                                                                  ------------------------------------
                                                                                     1997                    1996
                                                                                  ------------           -------------
Cash flows from operating activities:
   Net income                                                                      $    6,740             $     7,774
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                                  27,350                  14,092
        Extraordinary loss on early extinguishment of debt                              1,495                   1,505
        Issuance of common stock in connection with stock awards                           84                       -
        Proceeds from the initial sale of accounts receivable                         150,000                       -
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                   (46,932)                 (2,002)
             (Increase) decrease in inventories                                        (3,462)                 22,386
             Decrease (increase) in prepayments and other current assets                2,635                  (6,449)
             Decrease (increase) in other noncurrent assets                               449                  (8,513)
             (Decrease) increase in accounts payable                                   (7,811)                  1,322
             (Decrease) increase in accrued liabilities                                (6,004)                  2,891
             Increase (decrease) in other liabilities                                     301                  (7,265)
                                                                                  ------------           -------------
                 Net cash provided by operating activities                            124,845                  25,741
                                                                                  ------------           -------------
Cash flows from investing activities:
   Net cash and cash equivalents (outflow) from acquisition                            (2,894)               (276,336)
   Additions to property, plant and equipment                                         (14,101)                 (8,165)
   Disposals of property, plant and equipment                                              10                     215
                                                                                  ------------           -------------
        Net cash (used in) investing activities                                       (16,985)               (284,286)
                                                                                  ------------           -------------
Cash flows from financing activities:
   Proceeds from short-term borrowings                                                      -                  21,000
   Repayments of short-term borrowings                                                      -                 (25,000)
   Proceeds from long-term debt                                                       283,450                 335,000
   Repayments of long-term debt                                                      (489,600)                (73,590)
   Proceeds from issuance of common stock                                              97,876                       -
   Cash dividends paid                                                                 (1,530)                 (1,530)
                                                                                  ------------           -------------
        Net cash (used in) provided by financing activities                          (109,804)                255,880
                                                                                  ------------           -------------
Net (decrease) in cash and cash equivalents                                            (1,944)                 (2,665)
Cash and cash equivalents at beginning of period                                        1,944                   2,665
                                                                                  ------------           -------------
Cash and cash equivalents at end of period                                         $        -             $         -
                                                                                  ============           =============


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


(In thousands)                    September 30, 1997         December 31, 1996
--------------                    ------------------         -----------------
Raw materials                              $  40,223                 $  29,458
Work in process                               79,816                    82,205
Finished goods                                46,427                    46,959
Expendable parts and supplies                 15,047                    15,338
                                           ---------                 ---------
                                             181,513                   173,960
LIFO reserve                                  (4,140)                      (49)
                                           ---------                 ---------
                                           $ 177,373                 $ 173,911
                                           =========                 =========


Inventories of approximately $42 million and $38 million, included in the above totals at September 30, 1997 and December 31, 1996, respectively, are accounted for under the LIFO method of accounting.

On September 30, 1997, the Company had deferred realized gains of $2.0 million on closed futures contracts which are recorded as a reduction of the carrying value of inventory. The Company had deferred realized gains of $0.4 million at December 31, 1996.

4. Provision for Income Taxes
The effective income tax rate for the nine months ended September 30, 1997 is greater than the rate for the nine months ended September 30, 1996 as a result of the expected increase in the Company's taxable income for the year 1997 compared to the year 1996. The income tax benefit relating to the extraordinary loss on the early extinguishment of debt was $0.3 million for 1997 and $0.1 million for 1996.

5. Accounts Receivable Securitization
On September 26, 1997, the Company sold certain of its accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp., ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. At September 30, 1997, the Company had received $150.0 million under the agreement and had $46.2 million of net residual interest in the securitized receivables which is included in other current assets in the Company's consolidated financial statements.

The Company maintains an allowance for uncollectible accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold by CFC.

6. Stockholders' Equity
On September 29, 1997, the Company completed a common stock offering of 5.75 million shares at a public offering price of $18 per share. The net proceeds from the offering of approximately $97.7 million were used to repay the entire amount outstanding under the Company's term loan agreement, totaling $95.0 million, as well as $2.7 million outstanding under the Company's revolving credit facility.

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

Overview
The Company manufactures non-heat treat coiled aluminum sheet for the distributors and the transportation, construction and consumer durables end use markets and electrical flexible conduit and prewired armored cable for the non-residential construction and renovation markets. The Company's principal raw materials are aluminum scrap, primary aluminum, copper and steel. Trends in the demand for the Company's aluminum sheet products in the United States and in the prices of aluminum primary metal, aluminum scrap and copper affect the business of the Company. The Company's operating results also are affected by factors specific to the Company, such as the margins between selling prices for its products and its cost of raw material ("material margins") and its unit cost of converting raw material into its products ("conversion cost"). While changes in aluminum and copper prices can cause the Company's net sales to change significantly from period to period, net income is more directly impacted by the fluctuation in material margins.

During the first nine months of 1997, shipments of the Company's products, both aluminum sheet and electrical conduit and cable, continued to increase as demand for those products remained strong. The sales and production throughput at all of the Company's facilities increased from the previous year due to product mix optimization, debottlenecking and increased electrical conduit and cable capacity.

During the third quarter, the operating earnings of the aluminum business unit were negatively impacted by weaker pricing in the aluminum sheet industry. Rather than yielding to this pricing environment, the Company chose to forego certain business the Company believed reflected unrealistic pricing expectations. As a result, the Company's material margins and sales volumes were down from the second quarter by $.01 per pound and 8.5%, respectively. Unplanned equipment outages at the Uhrichsville, Ohio and Lewisport, Kentucky rolling mills were also contributing factors to the reduced sales volumes recorded by the Company in the third quarter.

Subsequently, during the quarter, the Company announced a price increase for shipments beginning in the month of November. The Company believes that the price increase stemmed the price erosion occurring in the third quarter and will contribute to improved pricing in the future.

The Alflex business unit continued to benefit from strong demand within the construction sector of the United States economy. Additional electrical flexible conduit and prewired armored cable capacity has been brought on line during 1997 by the Company and coupled with customer demand has led to record shipment levels for the Alflex business unit during 1997.

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


Results of Operations for the three months and nine months ended
September 30, 1997 and 1996
Net Sales. Net sales for the quarter ended September 30, 1997, increased 59% to $271 million (including $32.7 million from Alflex) from $170 million (including $3.2 million from Alflex) for the same period in 1996. Net sales for the nine month period ended September 30, 1997, were $831 million (including $96.4 million from Alflex), a 67% increase from the first nine months of 1996. The increase is due to the CasTech acquisition along with increased sales volumes at all facilities. Unit sales volume of aluminum increased 43% to 240.7 million pounds for the third quarter of 1997 from 168.0 million pounds for the third quarter of 1996. Unit sales volume of aluminum was 764.1 million pounds for the first nine months of 1997, an increase of 58% over the 482.6 million pounds for the first nine months of 1996. Alflex unit sales volume was 134 million feet for the third quarter of 1997 and 396 million feet for the first nine months of 1997 versus 130 million feet and 361million feet, respectively, for the comparable periods in 1996 after giving pro forma effect for the 1996 CasTech acquisition.

Gross Profit. Gross profit for the quarter ended September 30, 1997, increased to $21.2 million from $10.6 million for the same period in 1996. Gross profit for the nine months ended September 30, 1997 was $69.4 million, a 137% increase from the $29.3 million reported for the nine months ended September 30, 1996. This increase was attributable to the CasTech acquisition , increased unit sales volumes and lower manufacturing unit costs which more than offset lower material margins . The Company's unit manufacturing costs decreased compared to the same period in 1996 as a result of the higher unit volumes and mill optimization practices.

Operating Income. The Company produced operating income of $10.2 million for the third quarter of 1997 compared with $3.7 million for the third quarter of 1996. For the nine month period ended September 30, 1997, operating income was $34.5 million, up from $10.2 million for the first nine months of 1996. Selling, general and administrative expenses during the third quarter of 1997 were $9.9 million, compared with $6.8 million for the same period in 1996 and $31.6 for the nine months ended September 30, 1997, compared with $19.0 million for the same period in 1996. This increase along with the amortization of goodwill recorded in the third quarter and first nine months of 1997 of $1.1 and $3.4 million, respectively, is due to the CasTech acquisition. Contributing to the increase were corporate relocation, severance and other costs related to the integration of the businesses.

Net Income. Net income was $0.4 million for the quarter ended September 30, 1997, compared with $3.3 million for the same period in 1996. Net income for the nine months ended September 30, 1997 was $6.7 million compared with $7.8 million for the first nine months of 1996. Interest expense was $8.6 million for the quarter ended September 30, 1997 and $1.3 million for the comparable period in 1996 and $25.1 million for the nine months ended September 30, 1997, compared with $2.5 million for the same period in 1996. The increase in the Company's interest expense is due to borrowings associated with the CasTech acquisition. These borrowings were reduced as described in the "Liquidity and Capital Resources" section following. The Company had an income tax benefit of $5,000 in the third quarter of 1997 compared to an income tax benefit of $2.2 million for the same period in 1996 and income tax expense of $2.1 million for the nine months ended September 30, 1997, compared to an income tax benefit of $1.6 for the same period in 1996. In the third quarter of 1996, the Company had recorded an income tax benefit of $2.2 million reflecting the impact of a pension contribution made in the third quarter of 1996. The Company's income tax expense for the third quarter of 1997 included a $0.3 million benefit due to a change in the projected annual effective tax rate which, in turn, reflected the Company's lower projected before tax income for 1997. The Company also recorded an extraordinary loss on the early extinguishment of debt in both the third quarter of 1997 and 1996 of $1.5 million ($1.2 million and $1.4 million net of income tax benefit, respectively).

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operations and borrowings under its $225 million revolving credit facility. The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least through 1998.

On September 29, 1997, the Company completed a common stock offering of 5.75 million shares at a public offering price of $18 per share. The net proceeds from the offering of approximately $97.7 million were used to repay the entire amount outstanding under the Company's term loan agreement, totaling $95.0 million, as well as $2.7 million outstanding under the Company's revolving credit facility.

On September 26, 1997, the Company sold certain of its accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp., ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. At September 30, 1997, the Company had received $150.0 million under the agreement and had $46.2 million of net residual interest in the securitized receivables which is included in other current assets in the Company's consolidated financial statements.

Capital expenditures were $5.2 million during the quarter ended September 30, 1997 and $14.1 million for the nine months ended September 30, 1997. At September 30, 1997, the Company had commitments of $9.6 million for the purchase or construction of capital assets. Total capital expenditures for the year 1997 are expected to be approximately $26 million, principally related to upgrading the Company's manufacturing and other facilities and meeting environmental requirements.

Risk Management

The Company offers its customers multiple pricing methods, including fixed firm prices. Purchases of metal for forward delivery as well as hedging with futures contracts and options are used to reduce the Company's aggregate exposure to the risk of changes in metal prices. This is accomplished by establishing at the time of a customer's order a fixed margin between the cost of the metal and the Company's price of the product to the customer. Gains and losses resulting from changes in the market value of these futures contracts and options increase or decrease cost of sales at the time of revenue recognition. At September 30, 1997, the Company held purchase and sales commitments through 1997 totaling $69 million and $236 million, respectively. The Company held futures contracts, marked-to-market at September 30, 1997, with a net unrealized gain of $1.7 million.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

The Company has entered into interest rate swap agreements with a notional amount of $107 million. With respect to these agreements, the Company pays a fixed rate of interest and receives a LIBOR-based floating rate.

Recently Issued Accounting Pronouncements

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("SFAS No. 128"). The Company will adopt SFAS No. 128 during the fourth quarter of 1997 as required and does not expect the Statement to have a material impact on the calculation of net income per share.

During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company will adopt SFAS No. 131 during the fourth quarter of 1998 as required.

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


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1 Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

    10.2 Amendment No. 1, dated as of July 31, 1997, to Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminister Bank PLC, as agent, dated as of November 29, 1996.

    10.3 Amendment No. 2, dated as of August 29, 1997, to Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminister Bank PLC, as agent, dated as of November 29, 1996.

    10.4 Amendment No. 3, dated as of August 29, 1997, to Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminister Bank PLC, as agent, dated as of November 29, 1996.

    11    Computation of Net Income Per Share.

    27    Financial Data Schedule.

(b) Reports on Form 8-K

         The following report on Form 8-K was filed during the quarter ended September 30, 1997:

         A report on Form 8-K dated August 25, 1997 was filed with the Securities and Exchange Commission announcing the Company anticipated lower third quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          COMMONWEALTH INDUSTRIES, INC.


                          By:      /s/ Donald L. Marsh, Jr.
                                   ------------------------
                                   Donald L. Marsh, Jr.
                                   Executive Vice President, Chief Financial
                                   Officer and Secretary


Date:    October 29, 1997

                                  Exhibit Index

Exhibit
Number                        Description

   10.1 Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

   10.2 Amendment No. 1, dated as of July 31, 1997, to Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminister Bank PLC, as agent, dated as of November 29, 1996.

   10.3 Amendment No. 2, dated as of August 29, 1997, to Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminister Bank
PLC, as agent, dated as of November 29, 1996.

   10.4 Amendment No. 3, dated as of August 29, 1997, to Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminister Bank
PLC, as agent, dated as of November 29, 1996.

   11     Computation of Net Income Per Share.

   27     Financial Data Schedule.