Form 10-K
period 1997-12-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 1998-03-25
CIK 934747

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Transition Period From ____ to ____

                               -------------------

                        Commission File Number : 0-25642

                          COMMONWEALTH INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)
         Delaware                                    13-3245741
 (State of incorporation)                (I.R.S. Employer Identification No.)

    500 West Jefferson Street
          19th Floor
      Louisville, Kentucky                            40202-2823
(Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code: (502) 589-8100
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock; Stock Purchase Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
         The aggregate market value of the common stock held by non-affiliates of the registrant as of February 23, 1998 was $226,340,000.
         The number of shares outstanding of the registrant's common stock as of February 23, 1998 was 15,946,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions  of  the  annual  report  to   stockholders   of  Commonwealth
Industries, Inc. for the year ended December 31, 1997 are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement dated March 16, 1998 for the 1998 Annual Meeting of Stockholders to be held April 24, 1998 are incorporated by reference into Part III.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1997

                                      INDEX


                                   PART I                                                  Page
                                                                                           ----

Item 1.            Business...................................................................3
Item 2.            Properties................................................................11
Item 3.            Legal Proceedings.........................................................11
Item 4.            Submission of Matters to a Vote of Security Holders.......................11
Item E.O.          Executive Officers of the Registrant......................................11

                                     PART II

Item 5.            Market for Registrant's Common Stock and Related Stockholder Matters......12
Item 6.            Selected Financial Data...................................................13
Item 7.            Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.................................................13
Item 8.            Financial Statements and Supplementary Data...............................13
Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.............................................13

                                    PART III

Item 10.           Directors and Executive Officers of the Registrant........................14
Item 11.           Executive Compensation....................................................14
Item 12.           Security Ownership of Certain Beneficial Owners and Management............14
Item 13            Certain Relationships and Related Transactions............................14


                                     PART IV

Item 14.           Exhibits, Financial Statement Schedule and Reports on Form 8-K............14
                   Signatures................................................................20

                                     PART I

Item 1.  Business.

         Commonwealth  Industries,   Inc.  (the  "Company")  is  one  of  North
America's leading manufacturers of aluminum sheet and, through its Alflex Corporation subsidiary ("Alflex"), of electrical flexible conduit and prewired armored cable.

         The Company's aluminum sheet products are produced using the conventional, direct -chill rolling ingot casting process at the Company's multi-purpose aluminum rolling mill at Lewisport, Kentucky, one of the largest in North America, and by the continuous casting process at its facilities located in Uhrichsville, Ohio, and Carson, California. The Company operates coating lines at the Lewisport mill and at Company facilities in Bedford, Ohio, and Torrance, California. It also operates tube mills at the Bedford and Carson locations. The electrical flexible conduit and prewired armored cable products are manufactured at the Alflex facilities in Long Beach, California. The Ohio and California facilities were acquired through the purchase by the Company of CasTech Aluminum Group Inc.
("CasTech") on September 20, 1996.

         The aluminum sheet products manufactured by the Company are generally referred to as common alloy products. They are produced in a number of aluminum common alloys with thicknesses (gauge) of 0.008 to 0.250 inches, widths of up to 72 inches, physical properties and packaging, in each case to meet customer specifications. These products are sold to distributors and end-users, principally for use in building and construction products such as roofing, siding, windows and gutters; transportation equipment such as truck trailers and bodies and automotive parts; beverage cans; and consumer durables such as cookware, appliances and lawn furniture. The Bedford and Carson facilities also fabricate aluminum sheet into welded tube products for various markets. Substantially all of the Company's aluminum sheet products are produced in response to specific customer orders. Production approached one billion pounds of aluminum sheet products in 1997. In 1996, the North American market for aluminum sheet products, excluding sheet used to produce aluminum beverage cans, was approximately five billion pounds.

         Alflex manufactures metallic (aluminum and steel) and non-metallic (plastic) electrical flexible conduit and prewired armored cable, utilizing aluminum sheet manufactured by the Company. These products provide mechanical protection for electrical wiring installed in buildings in accordance with local building code requirements. Armored cable differs from electrical conduit in that it is pre-wired by Alflex, whereas end-users must pull wire through electrical conduit when conduit is installed. These products are used primarily by electrical contractors in the construction, renovation and remodeling of commercial and industrial facilities and multi-family dwellings. They also are used in the heating, ventilating and air-conditioning ("HVAC"), original equipment manufacturers ("OEM") and Do-It-Yourself ("DIY") markets. The products include preassembled and prepackaged products for commercial and DIY markets and commercial pre-fabricated wiring systems which provide significant savings in labor and installation costs for end-users.

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

         The Company estimates that at December 31, 1997 it had a backlog of firm orders for which product specifications have been defined of 306.7 million pounds of aluminum sheet products with an aggregate sales price of $327.7 million, compared to an estimated of 175.8 million pounds with an aggregate sales price of $163.2 million at December 31, 1996. Backlog is not a significant factor for the Company's electrical products.

         In April 1997, the Company name, formerly Commonwealth Aluminum Corporation, was changed to Commonwealth Industries, Inc. to recognize that, with the acquisition of the Alflex electrical conduit and armored cable division, the Company's operations now extend beyond aluminum. The aluminum sheet operations, which are conducted through subsidiary corporations, continue to be conducted under the Commonwealth Aluminum name.

         In September 1997, the Company sold in an underwritten public offering 5,750,000 shares of Common Stock for net proceeds of approximately $97.7 million. Also in September the Company sold $150 million of its trade receivables pursuant to an accounts receivable securitization facility established with a financial institution. The net proceeds of the transactions were used to repay a portion of the debt incurred to finance the 1996 acquisition of CasTech.

Recent Development

         On December 19, 1997, the Company and Noranda Aluminum, Inc. announced they had executed a letter of intent pursuant to which the Company will explore the purchase of the Noranda aluminum rolling mill in Scottsboro, Alabama. The Scottsboro aluminum rolling mill has an annual capacity of approximately 300 million pounds. The letter of intent is preliminary and the consummation of any transaction is subject to due diligence investigation, negotiation of terms, execution of definitive documentation, and board approvals. There can be no assurance that any transaction will be completed. It is expected that this potential acquisition, if completed, would be funded by increasing the Company's accounts receivable securitization facility and through other debt sources.

Aluminum Sheet Products

         Manufacturing

         The Company's aluminum sheet manufacturing facilities are comprised of the Lewisport, Kentucky, rolling mill and the former CasTech rolling mills at Uhrichsville, Ohio, and Carson, California, coating facilities at Bedford, Ohio, and Torrance, California, and tube mills at Bedford and Carson.

         The Lewisport mill uses the conventional, vertical direct-chill, rolling ingot casting process. This process permits the production of traditional aluminum sheet with strength, hardness, formability, finishing and other characteristics preferred for many applications. The flexibility permitted by this multi-purpose rolling mill enables the Company to target higher margin products, manufacture a variety of products with consistent high quality and respond quickly to shifts in market demand. In 1997, the Lewisport mill produced 645 million pounds of aluminum sheet products, up from 619 million pounds in 1996. The increase in production was achieved by focusing upon plant operating efficiencies, improving employee productivity, eliminating manufacturing bottlenecks, emphasizing on-time production and delivery to minimize scheduling disruptions, improving plant yields, improving plant maintenance practices to increase machine utilization and increasing market share by emphasizing quality, on-time delivery and customer service. Increased production has reduced the unit costs of production, in part because a large portion of the costs of a rolling mill are fixed costs which do not vary with production volume. Unit costs of converting metal to aluminum sheet products at Lewisport declined by 9% from 1992 to 1997 and are believed to be among the lowest in the industry for plants using the conventional process. The Company plans to further increase production capacity at the Lewisport mill. Achievement of further capacity increases will require a quantity of rolling ingot which exceeds the Company's current casting capacity. Alternatives for supplying additional rolling ingot are being reviewed by the Company, including expanding existing casting capacity. No decision has been made at this time.

         The Uhrichsville and Carson mills use low-cost, scrap-based twin-belt mini-mill continuous casting production technology. This process permits the efficient production of aluminum sheet alloys used in building and construction and other applications not requiring the more complex alloys or the physical characteristics better provided by the conventional casting method. The process eliminates several steps associated with conventional casting, thereby reducing manufacturing costs. Capital costs also are significantly lower than for mills using the conventional casting process. Since 1993, the annual capacity of the Uhrichsville and Carson mills has been increased by over 50% from approximately 250 million pounds to 380 million pounds in 1997. The increased capacity and a continuous improvement strategy resulted in a significant reduction in sheet production costs. The Company believes that its continuous cast mill in Uhrichsville has the lowest conversion costs per pound in the world. An upgrade of the cold mill at Uhrichsville in 1996 increased mill speed capability and significantly improved gauge and flatness control. A current capital spending program is expected to bring the annual capacity of the continuous cast mills to 422 million pounds by midyear 1999.

         Aluminum Supply

         Most of the aluminum metal used by the Company's rolling mills is purchased, principally from or through aluminum scrap dealers or brokers, in the form of aluminum scrap. The Company believes it is one of the largest users of aluminum scrap other than beverage can scrap in the United States, and that the volume of its purchases assists it in obtaining scrap at competitive prices. The Company's remaining requirements are met with purchased primary metal, including metal produced in Russia to specifications that differ from the industry standard for primary aluminum but that is appropriate for the Company's needs.

         Casting and Rolling

         At Lewisport, scrap, in some cases after processing in the Company's recycling facilities, and primary aluminum are melted in induction or reverbatory furnaces. Small amounts of copper, magnesium, manganese and other metals are added to produce alloys with the desired hardness, formability and other physical characteristics. The molten aluminum is then poured through a mold surrounded by circulating water, which cools and solidifies into an ingot about 24 inches thick and weighing as much as 40,000 pounds. The cooled ingot is transported for processing in the rolling mill. The Company is developing a plan to spend an estimated $10 million to $12 million during the 1998-2001 period to bring the casting facilities at Lewisport constructed in 1965, which currently supply 60% of its ingot casting needs, into compliance with more stringent clean air regulatory regulations expected to come into effect in 2002 and to update and improve plant infrastructure associated with those facilities. A decision to proceed with this plan awaits the publication of proposed regulations by the federal authorities and a review of their requirements.

         The rolling ingots are heated to a malleable state in soaking pits or tunnel furnaces. Then, in the next two stages--hot and cold rolling--the ingot is passed between rolls under pressure, causing it to become thinner and longer. The first rolling stage takes place in a "reversing" mill, so named because the ingot is passed back and forth between the work rolls, reversing itself after each pass. After it passes through the reversing mill the aluminum sheet moves through a continuous multi-stand hot mill, and then is cooled and cold rolled to its final thickness.

         The Uhrichsville and Carson rolling mills employ the continuous casting process in which molten aluminum is fed into a caster which produces a continuous thin slab that is immediately hot rolled into semi-finished aluminum sheet in a single manufacturing process. The aluminum sheet is then cooled and cold rolled to its final thickness as in the conventional process. The Uhrichsville and Carson mills use twin-belt thin-slab continuous casting, which the Company believes is the most efficient and most productive form of continuous casting.

         The Company and IMCO Recycling, Inc ("IMCO") are parties to a Supply Agreement under which IMCO serves as the major supplier of recycled aluminum for the Company's Uhrichsville mill. Under the Supply Agreement, the Company purchases aluminum scrap and delivers it to IMCO who then processes and converts it into molten metal at its recycling and processing facility located adjacent to the Company's mill. The Company is responsible for the treatment and disposal of the waste generated as a result of IMCO's processing services on behalf of the Company. The Supply Agreement expires March 31, 2003, subject to the Company's option to renew the agreement for an additional 10-year term. The Company has an option to purchase up to a 49% interest in the IMCO facility and a right of first refusal if IMCO wishes to sell the facility.

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

         Packaging and Shipping

         Finished products are shipped to customers by truck or rail in coils of various size and weighing up to 30,000 pounds.

Electrical Products

         Alflex fabricates its flexible conduit and armored cable at its Long Beach, California, facility. Alflex purchases its aluminum sheet from the Company's nearby Carson, California, rolling mill, making Alflex the only backward integrated manufacturer of electric flexible conduit and cable. Alflex also uses significant amounts of copper and steel as raw materials.

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

         Alflex has designed its manufacturing processes to allow it to produce a wide range of electrical flexible conduit and prewired armored cable products. The Company believes this manufacturing flexibility has contributed significantly to the growth in this business. Also, since the acquisition of the Alflex business, the Company has increased Alflex's electrical conduit and cable manufacturing capacity. Unit sales increased from 485 million feet in 1996 (on a proforma basis) to 522 million feet in 1997.

         Alflex net sales in 1997 were $127 million, or 11.6% of the Company's total net sales. For the period September 20 to December 31, 1996, Alflex sales were $35 million.

Customers and Markets

         The Company's aluminum sheet products are sold to distributors as well as end-users, principally in the building and construction, transportation, beverage can and consumer durables markets.

         The following table sets forth for 1997 and 1996 the percentage of aluminum sheet net shipments contributed by each of these classes of customers and the Company's estimate of its share of these markets in North America.

                              % of Net Shipments               % Market Share
                            --------------------            -------------------
                            1997            1996            1997           1996
                            ----            ----            ----           ----
Building and construction    37              24             36             15
Distribution                 30              39             23             22
Transportation               11              12             19             17
Beverage cans                 8              10              2              2
Consumer durables and othe   14              15             18              5
                            ---             ---
                            100             100
                            ===             ===

         The inclusion of the former CasTech operations for a full year in 1997 resulted in an increase in the proportion of the Company's business accounted for by the building and construction market and in the Company's share of the market for building and construction and consumer durables and other.

         The building and construction sector is the largest end-use market other than beverage cans for common alloy aluminum sheet products.

         The Company believes it is the largest supplier of common alloy aluminum sheet to distributors. Distributors, in some cases after slitting, punching, leveling or other processing, resell the Company's products into end-use markets, including the building and construction, transportation and consumer durables markets.

         The Company is one of the largest suppliers of aluminum sheet products to North American manufacturers of transportation equipment, including truck trailers and bodies, recreational vehicles and automobile parts.

         The Company also produces aluminum sheet for the manufacture of beverage cans. Can sheet is the largest single end-use of aluminum sheet, accounting for about one-half of the estimated world-wide market. Much of this product is produced by large, single-purpose rolling mills. The Company participates in this market in recognition of the size of the market and the strategic importance of maintaining a position in that business. In addition, many of the advances in aluminum rolling mill technology are developed for the production of can sheet and participation in this market supports the Company's effort to maintain its technological proficiency for all of the Company's products.

         The largest volume in the category of consumer durables and other markets for the Company is reroll stock sold for further processing and conversion for a variety of markets. The other major end-uses of this product category are cookware, appliances and irrigation pipe.

         Market share estimates exclude heat-treated aluminum plate and sheet, which the Company does not produce. The Company estimates that heat-treated products constitute an immaterial portion of the end-use markets served by the Company.

         Company sales are made to customers located primarily throughout North America. Sales outside North America have not been significant. No single customer accounted for more than 10% of 1997 net sales.

         Sales of aluminum sheet products are made through the Company's own sales force which is strategically located to provide North American coverage. An integrated computer system provides the Company's employees with on-line access to inventory status, production schedules, shipping information and pricing data to facilitate immediate response to customer inquiries.

         Many of the Company's aluminum sheet markets are seasonal. Demand in the building and construction and transportation markets is generally lower in the fall and winter seasons than in the spring and summer. Warmer temperatures in the spring and summer boost sales of can sheet as a result of increased beverage consumption. Such factors typically result in higher operating income in the spring and summer months.

         Alflex electrical products are sold primarily through independent sales representatives to electrical distributors. Distributors represented approximately 83% of Alflex net sales in 1997. The remaining sales are made to the DIY, OEM and HVAC markets. The independent sales representatives do not market Alflex's products exclusively, but they may not sell products that are in direct competition with products manufactured and sold by Alflex. Alflex serves approximately 5,100 customers.

         Alflex maintains registered trademarks on certain of its flexible conduit and armored cable systems, including Ultratite, Galflex, the Alflex name and its design, Electrician's Choice, Computer Blue, Duraclad, Armorlite and PowerSnap. While Alflex considers these trademarks to be important to its business, it does not believe it is dependent upon the trademarks for the continuation of its business.

Competition

         The Company competes in the production and sale of common alloy aluminum sheet products with some 27 other aluminum rolling mills in North America, including large, single-purpose can sheet mills, and with imported products.

         Aluminum Company of America ("Alcoa"), Alcan Aluminium Ltd. ("Alcan") and Reynolds Metals Company have a significantly larger share of the United States market for aluminum sheet products, including can sheet and aluminum foil. However, in the market for common alloy aluminum sheet products other than can sheet and aluminum foil, the market leaders are Alcoa, Alcan, Alumax Inc., Noranda Inc., Quanex and the Company.

         The Company competes with other rolled products suppliers on the basis of quality, price, timeliness of delivery and customer service.

           Aluminum also competes with other materials such as steel, plastic and glass for various applications.

         Alflex competes with national and regional competitors and imported products, both in the electrical flexible conduit and prewired armored cable industry and in the pipe and wire industry. Competition is principally on the basis of product availability and features, price and customer service.

Research and Development

         The Company conducts research and development activities at its rolling mills as part of its ongoing operations to improve product quality and reduce manufacturing costs. Outside consultants also are used.

         Alflex  focuses  its  research  and   development   activities  on  the
development of new products and the improvement of its conduit and cable manufacturing processes through the development of proprietary manufacturing equipment and the reduction of scrap.

         The estimated amounts spent during 1997, 1996 and 1995 on Company-sponsored research and development activities (including amounts for Castech prior to the acquisition) were $0.8 million, $1.4 million and $1.2 million, respectively.

Environmental Matters

         The Company's operations are subject to increasingly stringent environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and wastes and employee health and safety. These laws can impose joint and several liability for releases or threatened releases of hazardous substances upon statutorily defined parties, including the Company, regardless of fault or the lawfulness of the original activity or disposal. The Company believes it is currently in material compliance with applicable environmental laws and regulations.

         Future regulations, under the Clean Air Act and otherwise, are expected to impose stricter emission requirements on the aluminum industry. While the Company believes that current pollution control measures at most of the emission sources at its facilities will meet these anticipated future requirements, additional measures at some of the Company's facilities, including Lewisport as discussed above under "Aluminum Sheet Products-Casting and Rolling", may be required.

             The Company has been named as a potentially responsible party at four federal superfund sites which were acquired in the CasTech acquisition and is conducting remedial investigations at two of the sites for past waste disposal activity associated with closed recycling facilities. A trust fund exists to fund the activity at one of the sites undergoing remediation and was established through contributions from two other parties in exchange for indemnification from further liability. The Company is reimbursed from the fund as approved remediation expenditures are incurred at the site. The balance remaining in the trust fund at December 31, 1997 was approximately $2.6 million. In determining the adequacy of the Company's aggregate environmental contingency accrual, the assets of the trust fund were taken into account. At the two other federal superfund sites, the Company is a minor contributor and expects to resolve its liability for a nominal amount. The Company is under orders by agencies in three states for environmental remediation at sites, two of which is currently operating and two of which have been closed. Based on currently available information, the Company estimates the range of possible remaining losses with respect to the above matters is between $9 million and $13 million.

         The Company acquired its Lewisport rolling mill and an aluminum smelter at Goldendale, Washington ("Goldendale"), from Lockheed Martin in 1985. In connection with the transaction, Lockheed Martin indemnified the Company against expenses relating to environmental matters arising during the period of Lockheed Martin's ownership of those facilities.

         Environmental sampling at Lewisport has disclosed the presence of contaminants, including polychlorinated biphenyls (PCBs), in a closed Company landfill. The Company has not yet determined the extent of the contamination or the nature and extent of remedial measures that may be required. Accordingly, the Company cannot at present estimate the cost of any remediation that may be necessary. Management believes the contamination is covered by the Lockheed Martin indemnification, which Lockheed Martin disputes.

         The aluminum smelter at Goldendale was operated by Lockheed Martin until 1985 and by the Company from 1985 to 1987 when it was sold to Columbia Aluminum Corporation ("Columbia"). Past aluminum smelting activities at Goldendale have resulted in environmental contamination and regulatory involvement. A 1993 Settlement Agreement among the Company, Lockheed Martin and Columbia allocated responsibility for future remediation at 11 sites at the Goldendale smelter. If remediation is required, estimates by outside consultants of the probable aggregate cost to the Company for these sites range from $1.3 million to $7.2 million. The apportionment of responsibility for other sites at Goldendale is left to alternative dispute resolution procedures if and when these locations become the subject of remedial requirements.

         The Company has been named as a potentially responsible party at three third-party disposal sites relating to Lockheed Martin operations, for which Lockheed Martin has assumed responsibilitiy.

         The Company's aggregate loss contingency accrual for environmental matters was $10.7 million at December 31, 1997, which covers all environmental loss contingencies that the Company has determined to be probable and reasonably estimable. It is not possible, however, to predict the amount or timing of cost for future environmental matters which may subsequently be determined. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on the Company's consolidated results of operations or cash flows for the applicable period, the Company believes that such outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

         The Company has incurred and will continue to incur capital and operating expenditures for matters relating to environmental control and monitoring. Capital expenditures of the Company for environmental control and monitoring for both 1997 and 1996 were $2.3 million. All other environmental expenditures of the Company, including remediation expenditures, for 1997, 1996 and 1995 were $3.1 million, $1.5 million, and $1.9 million, respectively.

         The Company has planned environmental capital expenditures for 1998 and 1999 of $4.6 million and $1.8 million, respectively, in addition to any amounts which may be spent to meet future clean air requirements at Lewisport as discussed above under "Aluminum Sheet Products-Casting and Rolling".

Employees

         At December 31, 1997, the Company employed 2,015 persons, of whom 1,456 were full-time non-salaried employees including 747 at Lewisport represented by the United Steel Workers of America ("USW") and 207 at the Uhrichsville and Bedford facilities represented by the Glass, Molders, Pottery, Plastic & Allied Workers International, AFL-CIO, CLC union ("GMP"). Three-year collective bargaining agreements with the USW and the GMP expire in July 1998 and December 2000, respectively. The Company believes its relationships with its employees are good.

         The Company provides a gain sharing plan for its bargaining unit employees at Lewisport. Contributions to the plan are based upon a formula which compares actual performance results to targets agreed upon by the management and the USW.

         A profit-sharing plan is provided for all non-bargaining unit employees at the Company's Uhrichsville, Bedford, Carson and Torrance plants, and Alflex provides a non-qualified defined contribution plan for eligible workers. Contributions to both plans are at the discretion of the Company's Board of Directors.

Item 2. Properties.

         The following table sets forth certain information with respect to the Company's principal operating properties. Substantially all of these properties collateralize borrowings under the Company's senior secured bank credit facility.


        Location                       Nature           Square Feet      Status
Louisville, Kentucky      Administrative offices             22,000      Leased

Lewisport, Kentucky       Rolling mill                    1,700,000       Owned

Uhrichsville, Ohio        Rolling mill                      220,000       Owned

Carson, California        Rolling mill and tube mill        103,000       Owned

Bedford, Ohio             Coating facility and tube mill    103,000      Leased

Torrance, California      Coating facility                   60,000      Leased

Long Beach, California    Alflex admininistrative           210,000      Leased
                          offices,  manufacturing
                          facility and distribution center

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

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

Item E.O. Executive Officers of the Registrant.

         The executive officers of the Company as of March 19, 1998 were:

     Name           Age              Position with the Company
     ----           ---              -------------------------
Mark V. Kaminski     42     President, Chief Executive Officer and Director

Roderick Macdonald   50     Executive Vice President Alflex

Donald L. Marsh, Jr. 51     Executive Vice President, Chief Financial Officer
                                and Secretary

Fred N. Mudge        64     Executive Vice President Commonwealth Aluminum

John F. Barron       46     Controller and Assistant Secretary

Robert R. Beal       46     Vice President Communications and Computing Services

Gregory Givan        45     Vice President and Treasurer

William G. Toler     41     Vice President Finance and Administration

         Mr. Kaminski joined the Company in 1987 as Marketing Manager. In 1989 he was promoted to Vice President of Operations and in 1991 he became President and Chief Executive Officer. He is a director of the Aluminum Association, Washington, D. C., the Louisville, Kentucky YMCA and the Indiana University Athletics Board.

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

         Mr. Barron joined the Company in February 1997. From 1986 to 1996 he held the position of Senior Vice President and Assistant Comptroller of Bank One Kentucky, N.A.

         Mr. Beal has been with the Company since 1987 and was elected to his present position in January 1998. His most recent previous position was Manager of Process Engineering.

         Mr. Givan joined the Company in July 1997. From 1987 until 1997 he was Second Vice President, Corporate Finance and most recently Director, Corporate Finance and Risk Management and Assistant Treasurer of Providian Corp., a financial services company.

         Mr. Toler has been with the Company since 1980 and was elected to his present position in April 1997. His most recent previous position was Vice President Materials.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol CMIN. On February 23, 1998, there were 152 holders of record of the Company's Common Stock. The Company estimates that there were a total of 4,800 stockholders on that date, including beneficial owners. Since becoming publicly owned in March 1995, the Company has paid quarterly cash dividends on its Common Stock of $0.05 per share.

         The following table sets out the high and low sales prices for the Common Stock for each quarterly period indicated, as quoted in the Nasdaq National Market:


          1997                               High                        Low
          ----                               ----                        ---
First Quarter                              $20.25                      $15.38
Second Quarter                              21.00                       16.00
Third Quarter                               22.50                       15.63
Fourth Quarter                              19.50                       13.50

          1996
          ----
First Quarter                              $18.88                      $15.38
Second Quarter                              18.50                       15.50
Third Quarter                               17.63                       13.63
Fourth Quarter                              17.75                       14.13

Item 6. Selected Financial Data.

         The information captioned "Consolidated Selected Financial Data" included on page 10 of the Company's annual report to stockholders for the year ended December 31, 1997 is incorporated herein by reference. This information sets forth selected consolidated statement of operations, operating and balance sheet data for the years indicated. The financial information is derived from the audited consolidated financial statements of the Company for such years. This information should be read in conjunction with, and is qualified by reference to, the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 11 through 14 of the Company's annual report to stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

         The following consolidated financial statements of the Company and report of independent auditors included on pages 15 through 31 of the Company's annual report to stockholders for the year ended December 31, 1997 are incorporated herein by reference.

                  Consolidated Balance Sheet
                  Consolidated Statement of Income
                  Consolidated Statement of Changes in Stockholders' Equity Consolidated Statement of Cash Flows
                  Notes to Consolidated Financial Statements
                  Report of Independent Auditors


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by Item 401 (other than paragraph (b) thereof) and Item 405 of Regulation S-K may be found under the caption Election of Directors of the Company's Proxy Statement dated March 16, 1998 for the Annual Meeting of Stockholders to be held on April 24, 1998 (the "Proxy Statement") and is incorporated herein by reference. The information required by Item 401(b) of Regulation S-K may be found under Item E.O. above.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) (1)  List of  Financial Statements  filed

         The following consolidated financial statements of the Company and report of independent auditors included in the Company's annual report to stockholders for the year ended December 31, 1997 were incorporated by reference in Part II, item 8 of this report:

         Consolidated Balance Sheet
         Consolidated Statement of Income
         Consolidated Statement of Changes in Stockholders' Equity Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements
         Report of Independent Auditors

         (a) (2)  List of  Financial Statement Schedules filed

         The following report of independent accountants and financial statement schedule should be read in conjunction with the Company's consolidated financial statements.

         Supplemental Schedule II - Valuation and Qualifying Accounts is filed on page 19 of this report.

         Report of Independent Accountants on the Company's financial statement schedule filed as a part hereof for the years ended December 31, 1997, 1996 and 1995 is filed on page 18 of this report.

         Financial statement schedules other than listed above have been omitted since they are either not required or not applicable or the information is otherwise included.

         (b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

         (c) Exhibits

                   3.1 Restated Certificate of Incorporation, effective April 18, 1997 (incorporated by reference to
                           Exhibit 3.1 to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

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

                  10.5 1995 Stock Incentive Plan as amended and restated April 17, 1997 (incorporated by reference to Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

                  10.6 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

                  10.7 Form of Severance Agreements between the Company and Mark V. Kaminski, Scott T. Davis, Roderick Macdonald, Donald L. Marsh, Jr., James K. O'Donnell, William G. Toler and John J. Wasz (incorporated by reference to
                           Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.8 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

                  10.9 Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminster Bank PLC, as agent, dated as of December 19, 1997.

                  10.10 Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of National Westminster Bank PLC, as agent, dated November 29, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1996).

                  10.11 Amendment No.1, dated as of December 19, 1997, to the Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of National Westminster Bank PLC, as agent, dated November 29, 1996.

                  10.12 Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                  10.13 Non-exclusive License Agreement between Hazelett Strip-Casting Corporation and Barmet of Kentucky, Inc. dated as of June 2, 1982 (incorporated by reference to Exhibit 10.07 to the CasTech Aluminum Group Inc. Registration Statement No. 33-77116 on Form S-1).

                  10.14 Agreement between Hazelett Strip-Casting Corporation, Barmet of Kentucky, Inc. and Barmet Aluminum Corporation, dated as of November 29, 1984 (incorporated by reference to Exhibit 10.08 to the CasTech Aluminum Group Inc. Registration Statement No. 33-77116 on Form S-1).

                  10.15 Supply agreement between Barmet Aluminum Corporation and IMCO, dated as of March 2, 1992 (incorporated by reference to Exhibit 10.09 to the CasTech Aluminum Group Inc. Registration Statement No. 33-77116 on Form S-1).

                  10.16 Lease of 2630 El Presidio Street, Long Beach, California by Alflex Corporation from Brian L. Harvey, expiring October 31, 2004 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1996).

                  10.17 Industrial Real Estate Lease of 2303 Jefferson Street, Torrance, California, by Barmet Aluminum Corporation from Cypress Land Company, expiring April 30, 1999 (incorporated by reference to Exhibit 10.16 to the CasTech Aluminum Group Inc. Registration Statement No. 33-77116 on Form S-1).

                  10.18 Indenture dated as of September 20, 1996 between the Company, the Subsidiary Guarantors named therein and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 333-13661 on Form S-4).

                  10.19 First Supplemental Indenture, dated as of November 12, 1996, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

                  11       Computation of Net Income Per Share.

                  13 Portions of the annual report to stockholders for the year ended December 31, 1997 which are expressly incorporated by reference in this filing.

                  21       Subsidiaries.

                  23       Consent of Coopers & Lybrand L.L.P.

                  27       Financial Data Schedule.

                        Report of Independent Accountants

Board of Directors
Commonwealth Industries, Inc.

         Our report on the consolidated financial statements of Commonwealth Industries, Inc.dated February 6, 1998 has been incorporated by reference in this Form 10-K from page 31 of the 1997 Annual Report to Stockholders of Commonwealth Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 (a) (2) of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                     COOPERS & LYBRAND L.L.P.

Louisville, Kentucky
February 6, 1998

                            Supplemental Schedule II
                          Commonwealth Industries, Inc.
                        Valuation and Qualifying Accounts
                        December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                     Additions
                                         Balance at  Charged to  Charged to               Balance at
                                         Beginning   Costs and      Other                   End of
           Description                   of Period   Expenses    Accounts     Deductions   of Period
           -----------                   ---------   ---------   ----------   ----------  ----------
Allowance for uncollectible accounts
     December 31,1997                     $2,235     $   242     $      -     $   129     $2,348
     December 31,1996                      1,009         111        1,490 (a)     375      2,235
     December 31,1995                        780         310            -          81      1,009

Allowance for obsolete stores inventory
     December 31,1997                     $1,000     $    100    $       -    $     -     $1,100
     December 31,1996                      1,000            -            -          -      1,000
     December 31,1995                      1,000            -            -          -      1,000

Note (a) - relates to the acquisition of CasTech.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 25, 1998.


                          COMMONWEALTH INDUSTRIES, INC.

                             By /s/ Mark V. Kaminski
                             -----------------------
                             Mark V. Kaminski, President and
                             Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            Signature                          Title                                    Date
            ---------                          -----                                    ----
/s/ Paul E.Lego
------------------------------
Paul E. Lego                        Chairman of the Board                            March 25, 1998

/s/ Mark V. Kaminski
--------------------
Mark V. Kaminski                    President, Chief Executive Officer and Director  March 25, 1998
                                    (Principal Executive Officer)

/s/ Catherine G. Burke
----------------------
Catherine G. Burke                  Director                                         March 25, 1998


/s/ C. Frederick Fetterolf
--------------------------
C. Frederick Fetterolf              Director                                         March 25, 1998


/s/ John E. Merow
-----------------
John E. Merow                       Director                                         March 25, 1998


/s/ Victor Torasso
------------------
Victor Torasso                      Director                                         March 25, 1998


/s/ Donald L. Marsh, Jr.
------------------------
Donald L. Marsh, Jr.                Executive Vice President, Chief Financial        March 25, 1998
                                    Officer and Secretary (Principal Financial
                                    Officer)

/s/William G. Toler
-------------------
William G. Toler                    Vice President - Finance and Administration      March 25, 1998
                                    (Principal Accounting Officer)
/s/ John F. Barron
------------------
John F. Barron                      Controller                                       March 25, 1998


                                  Exhibit Index
                                  -------------
                  Exhibit
                  Number                     Description
                  ------                     -----------
                   3.1 Restated Certificate of Incorporation, effective April 18, 1997 (incorporated by reference to
                           Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                           1997).

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

                  10.5 1995 Stock Incentive Plan as amended and restated April 17, 1997 (incorporated by reference to Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

                  10.6 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

                  10.7 Form of Severance Agreements between the Company and Mark V. Kaminski, Scott T. Davis, Roderick Macdonald, Donald L. Marsh, Jr., James K. O'Donnell, William G. Toler and John J. Wasz (incorporated by reference to
                           Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.8 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

                  10.9 Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminster Bank PLC, as agent, dated as of December 19, 1997.

                  10.10 Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of National Westminster Bank PLC, as agent, dated November 29, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1996).

                  10.11 Amendment No.1, dated as of December 19, 1997, to the Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of National Westminster Bank PLC, as agent, dated November 29, 1996.

                  10.12 Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                  10.13 Non-exclusive License Agreement between Hazelett Strip-Casting Corporation and Barmet of Kentucky, Inc. dated as of June 2, 1982 (incorporated by reference to Exhibit 10.07 to the CasTech Aluminum Group Inc. Registration Statement No. 33-77116 on Form S-1).

                  10.14 Agreement between Hazelett Strip-Casting Corporation, Barmet of Kentucky, Inc. and Barmet Aluminum Corporation, dated as of November 29, 1984 (incorporated by reference to Exhibit 10.08 to the CasTech Aluminum Group Inc. Registration Statement No. 33-77116 on Form S-1).

                  10.15 Supply agreement between Barmet Aluminum Corporation and IMCO, dated as of March 2, 1992 (incorporated by reference to Exhibit 10.09 to the CasTech Aluminum Group Inc. Registration Statement No. 33-77116 on Form S-1).

                  10.16 Lease of 2630 El Presidio Street, Long Beach, California by Alflex Corporation from Brian L. Harvey, expiring October 31, 2004 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1996).

                  10.17 Industrial Real Estate Lease of 2303 Jefferson Street, Torrance, California, by Barmet Aluminum Corporation from Cypress Land Company, expiring April 30, 1999 (incorporated by reference to Exhibit 10.16 to the CasTech Aluminum Group Inc. Registration Statement No. 33-77116 on Form S-1).

                  10.18 Indenture dated as of September 20, 1996 between the Company, the Subsidiary Guarantors named therein and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 333-13661 on Form S-4).

                  10.19 First Supplemental Indenture, dated as of November 12, 1996, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

                  11       Computation of Net Income Per Share.

                  13 Portions of the annual report to stockholders for the year ended December 31, 1997 which are expressly incorporated by reference in this filing.

                  21       Subsidiaries.

                  23       Consent of Coopers & Lybrand L.L.P.

                  27       Financial Data Schedule.