Form 10-Q
period 1998-03-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 1998-05-06
CIK 934747

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

                  For the quarterly period ended March 31, 1998

                                       or

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

Yes     X    No ____

The registrant had 15,946,500 shares of common stock outstanding at May 1, 1998.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1998

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number

         Condensed Consolidated Balance Sheets as of March 31, 1998
         and December 31, 1997                                           3

         Condensed Consolidated Statements of Income for the three
         months ended March 31, 1998 and 1997                            4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 1998 and 1997                            5

         Notes to Condensed Consolidated Financial Statements            6-7


Item 2.   Management's Discussion and Analysis of Financial Condition    8-10
           and Results of Operations

                           Part II - Other Information


Item 1.   Legal Proceedings                                              11

Item 6.   Exhibits and Reports on Form 8-K                               11

Signatures                                                               12

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                      March 31,               December 31,
                                                                         1998                     1997
                                                                     -------------            -------------
Assets
Current assets:
     Accounts receivable, net                                        $        377             $        355
     Inventories                                                          185,271                  171,633
     Prepayments and other current assets                                  45,336                   45,107
                                                                     -------------            -------------
          Total current assets                                            230,984                  217,095
Property, plant and equipment, net                                        265,976                  266,292
Goodwill, net                                                             172,442                  173,562
Other noncurrent assets                                                    10,263                   10,472
                                                                     -------------            -------------
          Total assets                                                $   679,665              $   667,421
                                                                     =============            =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                         $     2,464              $     9,122
     Accounts payable                                                      75,035                   67,881
     Accrued liabilities                                                   31,666                   27,168
                                                                     -------------            -------------
          Total current liabilities                                       109,165                  104,171
Long-term debt                                                            129,525                  125,650
Other long-term liabilities                                                 9,514                    9,675
Accrued pension benefits                                                   13,663                   13,368
Accrued postretirement benefits                                            85,154                   84,084
                                                                     -------------            -------------
          Total liabilities                                               347,021                  336,948
                                                                     -------------            -------------

Commitments and contingencies                                                   -                        -
Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          15,946,500 and 15,941,500 shares outstanding at
          March 31, 1998 and December 31, 1997, respectively                  159                      159
     Additional paid-in capital                                           398,794                  398,757
     Accumulated deficit                                                  (64,578)                 (66,575)
     Unearned compensation                                                 (1,035)                  (1,172)
     Minimum pension adjustment                                              (696)                    (696)
                                                                     -------------            -------------
          Total stockholders' equity                                      332,644                  330,473
                                                                     -------------            -------------
          Total liabilities and stockholders' equity                  $   679,665              $   667,421
                                                                     =============            =============


            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statements of Income
                      (in thousands except per share data)


                                                           Three months ended March 31,
                                                     ----------------------------------------
                                                         1998                      1997
                                                     --------------            --------------
Net sales                                             $    248,927              $    272,191
Cost of goods sold                                         230,486                   248,145
                                                     --------------            --------------
     Gross profit                                           18,441                    24,046
Selling, general and administrative expenses                10,232                    11,803
Amortization of goodwill                                     1,119                     1,119
                                                     --------------            --------------
     Operating income                                        7,090                    11,124
Other income (expense), net                                    325                       179
Interest expense, net                                       (5,666)                   (8,333)
                                                     --------------            --------------
     Income before income taxes                              1,749                     2,970
Income tax expense (benefit)                                (1,045)                      802
                                                     --------------            --------------
     Net income                                       $      2,794              $      2,168
                                                     ==============            ==============

     Basic and diluted net income per share           $       0.18              $       0.21
                                                     ==============            ==============

Weighted average shares outstanding
     Basic                                                  15,947                    10,206
     Diluted                                                15,956                    10,240

Dividends paid per share                              $       0.05              $       0.05

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statements of Cash Flow
                                 (in thousands)

                                                                                     Three months ended March 31,
                                                                                  -----------------------------------
                                                                                     1998                   1997
                                                                                  ------------           ------------
Cash flows from operating activities:
   Net income                                                                      $    2,794             $    2,168
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                                   8,508                  9,170
        Issuance of common stock in connection with stock awards                           72                     84
        Loss on disposal of property, plant and equipment                                   5                      3
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                       (22)               (44,105)
             (Increase) decrease in inventories                                       (13,638)                11,365
             (Increase) in prepayments and other current assets                          (229)                (3,361)
             (Increase) decrease in other noncurrent assets                               (76)                   381
             Increase (decrease) in accounts payable                                    7,154                (16,573)
             Increase (decrease) in accrued liabilities                                 4,498                 (3,811)
             Increase in other liabilities                                              1,204                  4,416
                                                                                  ------------           ------------
                 Net cash provided by (used in) operating activities                   10,270                (40,263)
                                                                                  ------------           ------------
Cash flows from investing activities:
   Net cash and cash equivalents (outflow) from acquisition                                 -                 (2,874)
   Purchases of property, plant and equipment                                          (6,690)                (4,367)
                                                                                  ------------           ------------
        Net cash (used in) investing activities                                        (6,690)                (7,241)
                                                                                  ------------           ------------
Cash flows from financing activities:
   (Decrease) increase in outstanding checks in excess of deposits                     (6,658)                18,738
   Proceeds from long-term debt                                                         4,525                 28,500
   Repayments of long-term debt                                                          (650)                (1,250)
   Proceeds from issuance of common stock                                                   -                     82
   Cash dividends paid                                                                   (797)                  (510)
                                                                                  ------------           ------------
        Net cash (used in) provided by financing activities                            (3,580)                45,560
                                                                                  ------------           ------------
Net (decrease) in cash and cash equivalents                                                 -                 (1,944)
Cash and cash equivalents at beginning of period                                            -                  1,944
                                                                                  ------------           ------------
Cash and cash equivalents at end of period                                         $        -             $        -
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


(in thousands)                          March  31, 1998       December 31, 1997
--------------                          ---------------       -----------------
Raw materials                              $  30,657                 $  30,395
Work in process                               83,476                    76,286
Finished goods                                57,465                    53,395
Expendable parts and supplies                 15,181                    14,884
                                           ---------                 ---------
                                             186,779                   174,960
LIFO reserve                                  (1,508)                   (3,327)
                                           ---------                 ---------
                                           $ 185,271                 $ 171,633
                                           =========                 =========


Inventories of approximately $43.6 million and $35.4 million, included in the above totals (before the LIFO reserve) at March 31, 1998 and December 31, 1997, respectively, are accounted for under the LIFO method of accounting.

On March 31, 1998, the Company had deferred realized losses of $5.2 million on closed futures contracts which are recorded as an increase to the carrying value of inventory. The Company had deferred realized losses of $1.5 million at December 31, 1997.

3. Provision for Income Taxes
The effective income tax rate for the quarter ended March 31, 1998 is less than the the rate for the quarter ended March 31, 1997 primarily due to a $1.5 million favorable adjustment recorded in the first quarter of 1998 to the prior year's tax expense. The adjustment resulted from the filing of amended federal income tax returns for prior years.

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                                                   Three months ended
                                                                                   ------------------
                                                                                        March 31,
                                                                                        ---------
                                                                                     1998       1997
                                                                                   -------    -------
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                     $2,794     $2,168
                                                                                    ======     ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                            15,947     10,206
                                                                                    ======     ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                            15,947     10,206
     Plus: dilutive effect of stock options                                              9         34
                                                                                    ------     ------
           Adjusted weighted average shares                                         15,956     10,240
                                                                                    ======     ======

Net income per share data:
     Basic and diluted                                                               $0.18      $0.21
                                                                                     =====      =====

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

Overview
The Company manufactures non-heat treat coiled aluminum sheet for distributors and the transportation, construction and consumer durables end use markets and electrical flexible conduit and prewired armored cable for the non-residential construction and renovation markets. The Company's principal raw materials are aluminum scrap, primary aluminum, copper and steel. Trends in the demand for aluminum sheet products in the United States and in the prices of aluminum primary metal, aluminum scrap and copper affect the business of the Company. The Company's operating results also are affected by factors specific to the Company, such as the margins between selling prices for its products and its cost of raw material ("material margins") and its unit cost of converting raw material into its products ("conversion cost"). While changes in aluminum and copper prices can cause the Company's net sales to change significantly from period to period, net income is more directly impacted by the fluctuation in material margins.

During the first quarter of 1998, shipments of the Company's aluminum sheet products declined by 15% from the first quarter of 1997. While overall demand for aluminum sheet products remained strong, material margins have been under pressure for the past eighteen months. During the first quarter of 1998, the Company chose to sell only to those segments of markets where the Company could compete on product quality and service and not participate in further price erosion. During the first quarter of 1998, the Company announced two price increases, the first beginning in April 1998 which has been fully implemented into the market place and the second beginning in June 1998 which has been followed by several competitors. Beginning in mid-February 1998 at the Lewisport rolling mill, all discretionary overtime hours have been eliminated to reduce the operating cost concurrent with the reduced sales volume.

Demand for the Company's electrical conduit and cable products continued to exceed the Company's ability to supply these products during the first quarter of 1998. While the Company has been adding additional electrical cable armoring capacity since the second quarter of 1997, this capacity has yet to reach full production due to the time involved in employee training. The strong market for electrical conduit also allowed the Company to concentrate on higher margin products during the first quarter of 1998, even though net sales volume was little changed from the same period last year. The Company expects to continue to ramp up the existing production equipment while embarking on further capacity expansions throughout 1998.

During March 1998, the Company ceased  negotiations  with Noranda Aluminum,
Inc. regarding the purchase of Noranda's Scottsboro, Alabama aluminum rolling mill.

Results of Operations for the three months ended March 31, 1998 and 1997 Net Sales. Net sales for the quarter ended March 31, 1998, decreased 9% to $249 million (including $30.7 million from Alflex) from $272 million (including $32.1 million from Alflex) for the same period in 1997. The decrease is due to the reduced sales volumes at all facilities. Unit sales volume of aluminum decreased 15% to 218.9 million pounds for the first quarter of 1998 from 258.1 million pounds for the first quarter of 1997. Aluminum sales volume decreased due to the reasons outlined in the "overview" section, additionally sales volumes at the Company's continuous cast aluminum sheet operations were below last year's level due to tighter inventory management by customers and unusually wet weather that reduced construction activity in various parts of the United States in the first quarter of 1998. Alflex unit sales volume was 125.6 million feet for the first quarter of 1998 versus 125.2 million feet for the comparable period in 1997.

Gross Profit. Gross profit for the quarter ended March 31, 1998, decreased to $18.4 million from $24.0 million for the same period in 1997. This decrease was attributable to decreased sales volumes. The Company's unit manufacturing costs increased compared to the same period in 1997 as a result of the lower volumes which more than offset any efficiencies due to mill optimization practices. Material margins which were higher in the first quarter of 1998 than in the first quarter of 1997 partially offset the impact of lower volumes.

Operating Income. The Company produced operating income of $7.1 million for the first quarter of 1998 compared with $11.1 million for the first quarter of 1997. Selling, general and administrative expenses during the first quarter of 1998 were $10.2 million, compared with $11.8 million for the same period in 1997. This decrease was a result of the realization of various operating synergies envisioned at the time of the CasTech acquisition.

Net Income. Net income was $2.8 million for the quarter ended March 31, 1998, compared with $2.2 million for the same period in 1997. Interest expense was $5.7 million for the quarter ended March 31, 1998 compared to $8.3 million for the first quarter of 1997, a decrease of $2.6 million. The decrease in the Company's interest expense is due to the reduction in borrowings as a result of the Company's equity offering coupled with the reduced interest rates due to the accounts receivable securitization facility. Both transactions are described in the "Liquidity and Capital Resources" section following. Income tax benefit was $1.0 million in the first quarter of 1998 compared to an income tax expense of $0.8 million for the same period in 1997. The change is primarily due to a $1.5 million favorable adjustment recorded in the first quarter of 1998 to the prior year's tax expense. The adjustment resulted from the filing of amended federal income tax returns for prior years.

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operations and the Company's accounts receivable securitization facility described below and borrowings under its $100 million revolving credit facility. The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least through 1998.

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

On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. At March 31, 1998, the Company had received $150.0 million under the agreement and had $36.4 million of net residual interest in the securitized receivables which is included in other current assets in the Company's consolidated financial statements.

Capital expenditures were $6.7 million during the quarter ended March 31, 1998. At March 31, 1998, the Company had commitments of $10.2 million for the purchase or construction of capital assets. Total capital expenditures for the year 1998 are expected to be approximately $30 million, principally related to upgrading the Company's manufacturing and other facilities and meeting environmental requirements.

Risk Management

The Company offers its customers multiple pricing methods, including fixed firm prices. Purchases of metal for forward delivery as well as hedging with futures contracts and options are used to reduce the Company's aggregate exposure to the risk of changes in metal prices. This is accomplished by establishing at the time of a customer's order a fixed margin between the cost of the metal and the Company's price of the product to the customer. Gains and losses resulting from changes in the market value of these futures contracts and options increase or decrease cost of sales at the time of revenue recognition. At March 31, 1998, the Company held purchase and sales commitments through 1998 totaling $64 million and $348 million, respectively. The Company held futures contracts, marked-to-market at March 31, 1998, with a net unrealized loss of $5.1 million.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

The Company has entered into interest rate swap agreements with a notional amount of $66 million. With respect to these agreements, the Company pays a fixed rate of interest and receives a LIBOR-based floating rate.

Recently Issued Accounting Pronouncements

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Statement requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. SFAS No. 131 also adds a requirement for the presentation of certain segment data on a quarterly basis starting in 1999. The Company will adopt SFAS No. 131 in the Company's year-end 1998 reporting as required.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). The Statement revises employers' disclosures about pension and other postretirement benefit plans. The Company will adopt SFAS No. 132 in the Company's year-end 1998 reporting as required.

Management is currently evaluating the impact of these two Statements on the Company's future financial reporting, but expects the impact to be immaterial.

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


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
                           11            Computation of Net Income Per Share.

                           27            Financial Data Schedule.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

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


Date: May 1, 1998

                                  Exhibit Index

Exhibit
Number                         Description

   11        Computation of Net Income Per Share.

   27        Financial Data Schedule.