Form 10-Q
period 1998-06-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 1998-08-03
CIK 934747

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

Yes     X    No ____

The registrant had 15,944,000 shares of common stock outstanding at August 1, 1998.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                          Page Number

         Condensed Consolidated Balance Sheet as of June 30, 1998
         and December 31, 1997                                          3

         Condensed Consolidated Statement of Income for the three
         months and six months ended June 30, 1998 and 1997             4

         Condensed Consolidated Statement of Cash Flows for the six
         months ended June 30, 1998 and 1997                            5

         Notes to Condensed Consolidated Financial Statements           6-7


Item 2.  Management's Discussion and Analysis of Financial Condition    8-11
          and Results of Operations


                           Part II - Other Information


Item 1.   Legal Proceedings                                             12

Item 4.   Submission of Matters to a Vote of Security Holders           12

Item 6.   Exhibits and Reports on Form 8-K                              12

Signatures                                                              13

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                       June 30,               December 31,
                                                                         1998                     1997
                                                                     -------------            -------------
Assets
Current assets:
     Cash and cash equivalents                                         $        -                $       -
     Accounts receivable, net                                                 482                      355
     Inventories                                                          195,398                  171,633
     Prepayments and other current assets                                  43,274                   45,107
                                                                     -------------            -------------
          Total current assets                                            239,154                  217,095
Property, plant and equipment, net                                        266,240                  266,292
Goodwill, net                                                             171,323                  173,562
Other noncurrent assets                                                     9,900                   10,472
                                                                     -------------            -------------
          Total assets                                                  $ 686,617                $ 667,421
                                                                     =============            =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                           $   8,243                $   9,122
     Accounts payable                                                      77,438                   67,881
     Accrued liabilities                                                   31,314                   27,168
                                                                     -------------            -------------
          Total current liabilities                                       116,995                  104,171
Long-term debt                                                            130,600                  125,650
Other long-term liabilities                                                 9,481                    9,675
Accrued pension benefits                                                   14,000                   13,368
Accrued postretirement benefits                                            86,217                   84,084
                                                                     -------------            -------------
          Total liabilities                                               357,293                  336,948
                                                                     -------------            -------------

Commitments and contingencies                                                   -                        -
Stockholders' Equity
     Common stock, $.01 par value, 50,000,000 shares authorized,
          15,944,000 and 15,941,500 shares outstanding at
          June 30, 1998 and December 31, 1997, respectively                   159                      159
     Additional paid-in capital                                           398,794                  398,757
     Accumulated deficit                                                  (68,019)                 (66,575)
     Unearned compensation                                                   (914)                  (1,172)
     Minimum pension adjustment                                              (696)                    (696)
                                                                     -------------            -------------
          Total stockholders' equity                                      329,324                  330,473
                                                                     -------------            -------------
          Total liabilities and stockholders' equity                    $ 686,617                $ 667,421
                                                                     =============            =============


            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                      (in thousands except per share data)


                                                                  Three months ended                     Six months ended
                                                                       June 30,                               June 30,
                                                            ------------------------------        -------------------------------
                                                                1998             1997                 1998              1997
                                                            -------------     ------------        -------------      ------------
Net sales                                                      $ 258,346        $ 287,240            $ 507,273         $ 559,431
Cost of goods sold                                               244,560          262,993              475,046           511,138
                                                            -------------     ------------        -------------      ------------
     Gross profit                                                 13,786           24,247               32,227            48,293
Selling, general and administrative expenses                      10,125            9,884               20,357            21,687
Amortization of goodwill                                           1,119            1,121                2,238             2,240
                                                            -------------     ------------        -------------      ------------
     Operating income                                              2,542           13,242                9,632            24,366
Other income (expense), net                                           79              318                  404               497
Interest expense, net                                             (5,550)          (8,088)             (11,216)          (16,421)
                                                            -------------     ------------        -------------      ------------
     Income (loss) before income taxes                            (2,929)           5,472               (1,180)            8,442
Income tax expense (benefit)                                        (286)           1,309               (1,331)            2,111
                                                            -------------     ------------        -------------      ------------
     Net income (loss)                                         $  (2,643)       $   4,163            $     151         $   6,331
                                                            =============     ============        =============      ============

     Basic and diluted net income (loss) per share             $   (0.17)       $    0.41            $    0.01         $    0.62
                                                            =============     ============        =============      ============

Weighted average shares outstanding
     Basic                                                        15,944           10,208               15,944            10,207
     Diluted                                                      15,944           10,247               15,951            10,243

Dividends paid per share                                       $    0.05        $    0.05            $    0.10         $    0.10


            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                       Six months ended June 30,
                                                                                  ------------------------------------
                                                                                     1998                    1997
                                                                                  ------------           -------------
Cash flows from operating activities:
   Net income                                                                      $      151               $   6,331
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                                  17,233                  18,293
        Issuance of common stock in connection with stock awards                           72                      84
        Loss on disposal of property, plant and equipment                                 259                       -
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                      (127)                (48,792)
             (Increase) decrease in inventories                                       (23,765)                  7,924
             Decrease in prepayments and other current assets                           1,833                   2,295
             (Increase) decrease in other noncurrent assets                                (2)                    341
             Increase in accounts payable                                               9,557                  26,155
             Increase (decrease) in accrued liabilities                                 4,146                  (8,212)
             Increase in other liabilities                                              2,571                   3,723
                                                                                  ------------           -------------
                 Net cash provided by operating activities                             11,928                   8,142
                                                                                  ------------           -------------
Cash flows from investing activities:
   Net cash and cash equivalents (outflow) from acquisition                                 -                  (2,894)
   Additions to property, plant and equipment                                         (14,404)                 (8,929)
   Disposals of property, plant and equipment                                               -                       3
                                                                                  ------------           -------------
        Net cash (used in) investing activities                                       (14,404)                (11,820)
                                                                                  ------------           -------------
Cash flows from financing activities:
   (Decrease) increase in outstanding checks in excess of deposits                       (879)                  3,672
   Proceeds from long-term debt                                                        23,425                  54,050
   Repayments of long-term debt                                                       (18,475)                (55,050)
   Proceeds from issuance of common stock                                                   -                      82
   Cash dividends paid                                                                 (1,595)                 (1,020)
                                                                                  ------------           -------------
        Net cash provided by financing activities                                       2,476                   1,734
                                                                                  ------------           -------------
Net (decrease) in cash and cash equivalents                                                 -                  (1,944)
Cash and cash equivalents at beginning of period                                            -                   1,944
                                                                                  ------------           -------------
Cash and cash equivalents at end of period                                           $      -               $       -
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


(in thousands)                         June 30, 1998         December 31, 1997
--------------                         -------------         -----------------
Raw materials                            $  40,162               $  30,395
Work in process                             92,670                  76,286
Finished goods                              48,954                  53,395
Expendable parts and supplies               15,120                  14,884
                                         ---------               ---------
                                           196,906                 174,960
LIFO reserve                                (1,508)                 (3,327)
                                         ---------               ---------
                                         $ 195,398               $ 171,633
                                         =========               =========


Inventories of approximately $39.4 million and $35.4 million, included in the above totals (before the LIFO reserve) at June 30, 1998 and December 31, 1997, respectively, are accounted for under the LIFO method of accounting.

On June 30, 1998, the Company had deferred realized losses of $6.9 million on closed futures contracts which are recorded as an increase to the carrying value of inventory. The Company had deferred realized losses of $1.5 million at December 31, 1997.

3. Provision for Income Taxes
The income tax benefit for the three months and six months ended June 30, 1998 is based on the Company's projected taxable income and federal and state income tax rates for the year ending December 31, 1998. Also included in the income tax benefit for the six months ended June 30, 1998 is a $1.5 million favorable adjustment recorded in the first quarter of 1998 as the result of the filing of amended federal income tax returns for prior years.

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                                                   Three months ended
                                                                                   ------------------
                                                                                         June 30,
                                                                                         --------
                                                                                     1998      1997
                                                                                    -------   -------
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                              $(2,643)   $4,163
                                                                                    ========   ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                              15,944   10,208
                                                                                      ======   ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                              15,944   10,208
     Plus: dilutive effect of stock options                                                -       39
                                                                                      ------   ------
           Adjusted weighted average shares                                           15,944   10,247
                                                                                      ======   ======

Net income (loss) per share data:
     Basic and diluted                                                               $(0.17)    $0.41
                                                                                     =======    =====

                                                                                      Six months ended
                                                                                      ----------------
                                                                                          June 30,
                                                                                          --------
                                                                                       1998      1997
                                                                                     -------    ------
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                       $  151    $6,331
                                                                                      ======    ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                              15,944    10,207
                                                                                      ======    ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                              15,944    10,207
     Plus: dilutive effect of stock options                                                7        36
                                                                                      ------    ------
           Adjusted weighted average shares                                           15,951    10,243
                                                                                      ======    ======

Net income per share data:
     Basic and diluted                                                                 $0.01     $0.62
                                                                                       =====     =====

Options to purchase 276,500 common shares, which equate to 3,401 incremental common equivalent shares, were excluded from the calculation above for the three months ended June 30, 1998 as their effect would have been antidilutive. In addition, options to purchase 286,500 and 3,000 common shares were excluded from the calculations above for the three months and six months ended June 30, 1998 and the three and six months ended June 30, 1997, respectively, because the exercise prices on the options were greater than the average market price for the periods.

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

Overview
The Company manufactures non-heat treat coiled aluminum sheet for distributors and the transportation, construction and consumer durables end use markets and electrical flexible conduit and prewired armored cable for the non-residential construction and renovation markets. The Company's principal raw materials are aluminum scrap, primary aluminum, copper and steel. Trends in the demand for aluminum sheet products in the United States and in the prices of aluminum primary metal, aluminum scrap and copper commodities affect the business of the Company. The Company's operating results also are affected by factors specific to the Company, such as the margins between selling prices for its products and its cost of raw material ("material margins") and its unit cost of converting raw material into its products ("conversion cost"). While changes in aluminum and copper prices can cause the Company's net sales to change significantly from period to period, net income is more directly impacted by the fluctuation in material margins.

During the first six months of 1998, shipments of the Company's aluminum sheet products declined by 13% from the first six months of 1997. Lower sales and shipment volume were caused by production problems at the Company's Lewisport, Kentucky aluminum rolling mill, as well as weather-related production outages at its mill in Uhrichsville, Ohio. While overall demand for aluminum sheet products remained strong, material margins have been under pressure for the past twenty one months. During the six months of 1998, the Company chose to sell only to those segments of markets where the Company could compete on product quality and service and not participate in further material margin erosion. During the first half of 1998, the Company announced three price increases, the first beginning in April 1998 which has been fully implemented into the market place, the second beginning in June 1998 which has been followed by several competitors and the third beginning in September 1998. At this time, it is uncertain as to the acceptance of the September price increase. Beginning in mid-February 1998 at the Lewisport rolling mill, all discretionary overtime hours were eliminated to reduce the operating cost concurrent with the reduced sales volume.

Demand for the Company's electrical conduit and cable products continued to exceed the Company's capacity to supply these products during the first half of 1998. While the Company has been adding additional electrical cable armoring capacity since the second quarter of 1997, this capacity has yet to reach full production due to the time involved in employee skills training. The strong market for electrical conduit also allowed the Company to concentrate on higher margin products during the first six months of 1998, even though net sales volume was little changed from the same period last year. The Company expects to continue to ramp up the newly installed production equipment while embarking on further capacity expansions throughout 1998.

Results of Operations for the three months and six months ended June 30, 1998 and 1997 Net Sales. Net sales for the quarter ended June 30, 1998, decreased 10% to $258 million (including $29.9 million from Alflex) from $287 million (including $31.6 million from Alflex) for the same period in 1997. Net sales for the six month period ended June 30, 1998, were $507 million (including $60.6 million from Alflex), a 9% decrease from the $559 million recorded in the first half of 1997 (including $63.7 million from Alflex). The decrease is due to the reduced sales volumes at all facilities. Unit sales volume of aluminum decreased 11% to 234.7 million pounds for the second quarter of 1998 from 262.3 million pounds for the second quarter of 1997. Unit sales volume of aluminum was 453.6 million pounds for the first half of 1998, a decrease of 13% from the 520.4 million pounds for the first half of 1997. Aluminum sales volume decreased due to the reasons outlined in the "overview" section, additionally sales volumes at the Company's continuous cast aluminum sheet operations were below last year's level due to tighter inventory management by customers and unusually wet weather that reduced construction activity in various parts of the United States in the first half of 1998. Alflex unit sales volume was 127.1 million feet for the second quarter of 1998 and 252.7 million feet for the first six months of 1998 versus 136.5 million feet and 261.7 million feet, respectively, for the comparable periods in 1997.

Gross Profit. Gross profit for the quarter ended June 30, 1998, decreased to $13.8 million from $24.2 million for the same period in 1997. Gross profit for the six months ended June 30, 1998 was $32.2 million versus $48.3 million for the comparable period in 1997. These decreases were attributable to decreased sales volumes due to the reasons outlined in the "overview" section . The Company's unit manufacturing costs increased compared to the same period in 1997 as a result of the lower volumes which more than offset any efficiencies due to mill optimization practices. Material margins which were higher in the first six months of 1998 than in the first half of 1997 partially offset the impact of lower volumes.

Operating Income. The Company produced operating income of $2.5 million for the second quarter of 1998 compared with $13.2 million for the second quarter of 1997. For the six month period ended June 30, 1998, operating income was $9.6, down from $24.4 million for the first half of 1997. Selling, general and administrative expenses during the second quarter of 1998 were $10.1 million, compared with $9.9 million for the same period in 1997 and were $20.4 million for the six months ended June 30, 1998, compared with $21.7 million for the same period in 1997. The realization of various operating synergies envisioned at the time of the CasTech acquisition contributed to holding the second quarter increase down and resulting in a decrease for the six month period compared to same periods in 1997.

Net Income. Net loss was $2.6 million for the quarter ended June 30, 1998, compared with net income of $4.2 million for the same period in 1997. Net income for the six months ended June 30, 1998 was $0.2 million compared with $6.3 million for the first half of 1997. Interest expense was $5.6 million for the quarter ended June 30, 1998, compared to $8.1 million for the same period in 1997 and $11.2 million for the six months ended June 30, 1998, compared with $16.4 million for the first half of 1997. These decreases in the Company's interest expense are due to the reduction in borrowing resulting from the Company's equity offering coupled with reduced interest rates due to the accounts receivable securitization facility. Both transactions are described in the "Liquidity and Capital Resources" section which follows. Income tax benefit was $0.3 million in the second quarter of 1998 compared to an income tax expense of $1.3 million for the same period in 1997 and an income tax benefit of $1.3 million for the six months ended June 30, 1998, compared to an income tax expense of $2.1 million for the same period in 1997. The change between quarters is primarily a result of the expected decrease in the Company's taxable income for the year 1998 compared to the year 1997, while the change in the six month periods is a result of the expected decrease in the Company's taxable income and a $1.5 million favorable adjustment recorded in the first quarter of 1998 to the prior year's tax expense. The adjustment resulted from the filing of amended federal income tax returns for prior years.

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operations, the Company's accounts receivable securitization facility described below and borrowings under its $100 million revolving credit facility. The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least through 1998.

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

On September 26, 1997, the Company sold all of its trade accounts receivable to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. At June 30, 1998, the Company had outstanding $149.6 million under the agreement and had $32.7 million of net residual interest in the securitized receivables. The net residual interest in the securitized receivables is included in other current assets in the Company's consolidated financial statements.

Capital expenditures were $7.7 million during the quarter ended June 30, 1998 and $14.4 million for the six months ended June 30, 1998. At June 30, 1998, the Company had commitments of $17.1 million for the purchase or construction of capital assets. Total capital expenditures for the year 1998 are expected to be approximately $40 million, principally related to upgrading and expanding the Company's manufacturing and other facilities and meeting environmental requirements.

Risk Management

The Company offers its customers multiple pricing methods, including fixed firm prices. Purchases of metal for forward delivery as well as hedging with futures contracts and options are used to reduce the Company's aggregate exposure to the risk of changes in metal prices. This is accomplished by establishing at the time of a customer's order a fixed margin between the cost of the metal and the Company's product price to the customer. Gains and losses resulting from changes in the market value of these futures contracts and options increase or decrease cost of sales at the time of revenue recognition. At June 30, 1998, the Company held purchase and sales commitments through 1998 totaling $75 million and $303 million, respectively. The Company held futures contracts, marked-to-market at June 30, 1998, with a net unrealized loss of $6.4 million.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

The Company has entered into interest rate swap agreements with a notional amount of $56 million. With respect to these agreements, the Company pays a fixed rate of interest and receives a LIBOR-based floating rate.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company will adopt SFAS No. 133 in the Company's first quarter 2000 reporting as required.

Management is currently evaluating the impact of these three Statements on the Company's future financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held April 24, 1998, the following two matters were submitted for a vote by the security holders:

Mr. Paul E. Lego and Mr. John E. Merow were elected directors for terms expiring in 2001. There were 14,656,326 and 14,655,334, respectively, votes cast for and 85,026 and 86,018,respectively, abstentions. The terms of office of Catherine G. Burke, Mark V. Kaminski, C. Frederick Fetterolf and Victor Torasso continued after the meeting.

Approval   of  the   selection   of   Coopers   &   Lybrand   L.L.P.   (now
PricewaterhouseCoopers LLP) as the Company's independent auditors for 1998. There were 14,699,328 votes for and 32,456 votes against and 9,568 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
                           11            Computation of Net Income Per Share.

                           27            Financial Data Schedule.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

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


Date:    August 3, 1998

                                  Exhibit Index

Exhibit
Number                         Description

   11            Computation of Net Income Per Share.

   27            Financial Data Schedule.