Form 10-Q
period 1998-09-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 1998-11-10
CIK 934747

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

                For the quarterly period ended September 30, 1998

                                       or

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

Yes     X    No ____

The registrant had 15,944,000 shares of common stock outstanding at November 2, 1998.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1998

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number

         Condensed Consolidated Balance Sheet as of September 30, 1998
         and December 31, 1997                                            3

         Condensed Consolidated Statement of Income for the three
         months and nine months ended September 30, 1998 and 1997         4

         Condensed Consolidated Statement of Cash Flows for the nine
         months ended September 30, 1998 and 1997                         5

         Notes to Condensed Consolidated Financial Statements             6-8


Item 2.   Management's Discussion and Analysis of Financial Condition     9-13
           and Results of Operations


                           Part II - Other Information


Item 1.   Legal Proceedings                                               14

Item 6.   Exhibits and Reports on Form 8-K                                14

Signatures                                                                15

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                     September 30,             December 31,
                                                                         1998                     1997
                                                                     --------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                          $    5,370               $       -
     Accounts receivable, net                                                  263                     355
     Inventories                                                           185,936                 171,633
     Prepayments and other current assets                                   33,475                  45,107
                                                                     --------------           -------------
          Total current assets                                             225,044                 217,095
Property, plant and equipment, net                                         266,302                 266,292
Goodwill, net                                                              170,205                 173,562
Other noncurrent assets                                                      9,777                  10,472
                                                                     --------------           -------------
          Total assets                                                   $ 671,328               $ 667,421
                                                                     ==============           =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                            $       -               $   9,122
     Accounts payable                                                       72,519                  67,881
     Accrued liabilities                                                    32,094                  27,168
                                                                     --------------           -------------
          Total current liabilities                                        104,613                 104,171
Long-term debt                                                             130,000                 125,650
Other long-term liabilities                                                  8,651                   9,675
Accrued pension benefits                                                    14,337                  13,368
Accrued postretirement benefits                                             87,218                  84,084
                                                                     --------------           -------------
          Total liabilities                                                344,819                 336,948
                                                                     --------------           -------------

Commitments and contingencies                                                    -                       -
Stockholders' Equity
     Common stock, $.01 par value, 50,000,000 shares authorized,
          15,944,000 and 15,941,500 shares outstanding at
          September 30, 1998 and December 31, 1997, respectively               159                     159
     Additional paid-in capital                                            398,794                 398,757
     Accumulated deficit                                                   (70,955)                (66,575)
     Unearned compensation                                                    (793)                 (1,172)
     Minimum pension adjustment                                               (696)                   (696)
                                                                     --------------           -------------
          Total stockholders' equity                                       326,509                 330,473
                                                                     --------------           -------------
          Total liabilities and stockholders' equity                     $ 671,328               $ 667,421
                                                                     ==============           =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                      (in thousands except per share data)

                                                              Three months ended           Nine months ended
                                                                 September 30,                September 30,
                                                         -------------------------       --------------------------
                                                           1998           1997             1998            1997
                                                         ----------     ----------       ----------     -----------
Net sales                                                $ 231,348      $ 271,142        $ 738,621       $ 830,573
Cost of goods sold                                         215,390        249,987          690,436         761,125
                                                         ----------     ----------       ----------     -----------
     Gross profit                                           15,958         21,155           48,185          69,448
Selling, general and administrative expenses                11,265          9,872           31,622          31,559
Amortization of goodwill                                     1,119          1,119            3,357           3,359
                                                         ----------     ----------       ----------     -----------
     Operating income                                        3,574         10,164           13,206          34,530
Other income (expense), net                                    107             82              511             579
Interest expense, net                                       (5,671)        (8,661)         (16,887)        (25,082)
                                                         ----------     ----------       ----------     -----------
     Income (loss) before income taxes and
      extraordinary loss                                    (1,990)         1,585           (3,170)         10,027
Income tax expense (benefit)                                   149             (5)          (1,182)          2,106
                                                         ----------     ----------       ----------     -----------
     Income (loss) before extraordinary loss                (2,139)         1,590           (1,988)          7,921
Extraordinary loss on early extinguishment of debt,
     net of income tax benefit                                   -         (1,181)               -          (1,181)
                                                         ----------     ----------       ----------     -----------
     Net income (loss)                                    $ (2,139)         $ 409         $ (1,988)        $ 6,740
                                                         ==========     ==========       ==========     ===========

Basic and diluted per share data:
          Income (loss) before extraordinary loss          $ (0.13)        $ 0.15          $ (0.12)         $ 0.77
          Extraordinary loss                                     -          (0.11)               -           (0.11)
                                                         ----------     ----------       ----------     -----------
          Net income (loss)                                $ (0.13)        $ 0.04          $ (0.12)         $ 0.66
                                                         ==========     ==========       ==========     ===========

Weighted average shares outstanding
     Basic                                                  15,944         10,333           15,944          10,249
     Diluted                                                15,944         10,384           15,944          10,290

Dividends paid per share                                    $ 0.05         $ 0.05           $ 0.15          $ 0.15


            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                    Nine months ended September 30,
                                                                 ----------------------------------
                                                                         1998             1997
                                                                       --------        ---------
Cash flows from operating activities:
   Net  income  (loss)                                               $ (1,988)         $ 6,740
   Adjustments  to  reconcile  net income
    (loss) to net cash provided by operations:
        Depreciation and amortization                                  25,941           27,350
        Extraordinary loss on early extinguishment of debt                  -            1,495
        Issuance of common stock in connection with stock awards           72               84
        Loss on disposal of property, plant and equipment                 301                -
        Proceeds from the initial sale of accounts receivable               -          150,000
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net               92          (46,932)
             (Increase) in inventories                                (14,303)          (3,462)
             Decrease in prepayments and other current assets          11,632            2,635
             (Increase) decrease in other noncurrent assets              (165)             449
             Increase (decrease) in accounts payable                    4,638           (8,303)
             Increase (decrease) in accrued liabilities                 4,926           (6,004)
             Increase in other liabilities                              3,079              301
                                                                     --------        ---------
                 Net cash provided by operating activities             34,225          124,353
                                                                     --------        ---------
Cash flows from investing activities:
   Net cash and cash equivalents (outflow) from acquisition                 -           (2,894)
   Additions to property, plant and equipment                         (21,723)         (14,101)
   Disposals of property, plant and equipment                              32               10
                                                                      --------        ---------
        Net cash (used in) investing activities                       (21,691)         (16,985)
                                                                      --------        ---------
Cash flows from financing activities:
   (Decrease) increase in outstanding checks in excess of deposits     (9,122)             492
   Proceeds from long-term debt                                        42,025          283,450
   Repayments of long-term debt                                       (37,675)        (489,600)
   Proceeds from issuance of common stock                                   -           97,876
   Cash dividends paid                                                 (2,392)          (1,530)
                                                                     --------        ---------
        Net cash (used in) financing activities                        (7,164)        (109,312)
                                                                     --------        ---------
Net increase (decrease) in cash and cash equivalents                    5,370           (1,944)
Cash and cash equivalents at beginning of period                            -            1,944
                                                                     --------        ---------
Cash and cash equivalents at end of period                            $ 5,370         $      -
                                                                     ========        =========
Supplemental disclosures:
   Interest paid                                                      $13,799         $ 20,137
   Income taxes paid                                                      292            1,166

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


(in thousands)                        September 30, 1998      December 31, 1997
--------------                        ------------------      -----------------
Raw materials                            $   32,426               $   30,395
Work in process                              91,889                   76,286
Finished goods                               46,567                   53,395
Expendable parts and supplies                14,988                   14,884
                                          ---------                ---------
                                            185,870                  174,960
LIFO reserve                                  1,594                   (3,327)
                                          ---------                ---------
                                            187,464                  171,633
Lower of cost or market reserve              (1,528)                       -
                                          ---------                ---------
                                          $ 185,936                $ 171,633
                                          =========                =========

Inventories of approximately $38.9 million and $35.4 million, included in the above totals (before the LIFO and lower of cost or market reserve) at September 30, 1998 and December 31, 1997, respectively, are accounted for under the LIFO method of accounting.

On September 30, 1998, the Company had deferred realized losses of $3.3 million on closed futures contracts which are recorded as an increase to the carrying value of inventory. The Company had deferred realized losses of $1.5 million at December 31, 1997.

3. Provision for Income Taxes
The income tax expense for the three months and income tax benefit for the nine months ended September 30, 1998 is based on the Company's projected taxable income and federal and state income tax rates for the year ending December 31, 1998. Also included in the income tax benefit for the nine months ended September 30, 1998 is a $1.5 million favorable adjustment recorded in the first quarter of 1998 as the result of the filing of amended federal income tax returns for prior years.

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                                                     Three months ended
                                                                                     ------------------
                                                                                        September 30,
                                                                                        -------------
                                                                                      1998        1997
                                                                                     -----       ------
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) before extraordinary loss                                        $  (2,139)     $1,590

     Extraordinary loss on early extinguishment of debt, net of income tax
          benefit                                                                          -       (1,181)
                                                                                    ---------    --------
     Net income (loss)                                                              $  (2,139)      $ 409
                                                                                    =========    ========

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                               15,944      10,333
                                                                                       ======      ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                               15,944      10,333
     Plus: dilutive effect of stock options                                                 -          51
                                                                                       ------      ------
           Adjusted weighted average shares                                            15,944      10,384
                                                                                       ======      ======

Basic and diluted per share data:
         Income (loss) before extraordinary loss                                      $(0.13)       $0.15
         Extraordinary loss on early extinguishment of debt, net of income tax
              benefit                                                                      -        (0.11)
                                                                                      -------      ------
         Net income (loss)                                                            $(0.13)       $0.04
                                                                                      =======      ======


                                                                                      Nine months ended
                                                                                      -----------------
                                                                                        September 30,
                                                                                        -------------
                                                                                      1998        1997
                                                                                      ----        ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) before extraordinary loss                                        $(1,988)       $7,921
     Extraordinary loss on early extinguishment of debt, net of income tax
          benefit                                                                                  (1,181)
                                                                                    --------       ------
     Net income (loss)                                                              $(1,988)       $6,740
                                                                                    ========       ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                               15,944      10,249
                                                                                       ======      ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                               15,944      10,249
     Plus: dilutive effect of stock options                                                 -          41
                                                                                      -------     -------
           Adjusted weighted average shares                                            15,944      10,290
                                                                                       ======      ======

Basic and diluted per share data:
         Income (loss) before extraordinary loss                                      $(0.12)       $0.77
         Extraordinary loss on early extinguishment of debt, net of income tax
              benefit                                                                      -        (0.11)
                                                                                      -------      ------
         Net income (loss)                                                            $(0.12)       $0.66
                                                                                      =======      ======


Options to purchase  5,000 and 186,000  common  shares,  which  equate to 35 and
4,447 incremental common equivalent  shares,  were excluded from the calculation
above  for  the  three  months  and  nine  months  ended   September  30,  1998,
respectively, as their effect would have been antidilutive. In addition, options to purchase 545,000 and 6,500 common shares for the three months ended September
30, 1998 and 1997,  respectively,  and 545,000 and 8,000  common  shares for the nine months ended September 30, 1998 and 1997, respectively,  were excluded from the  calculations  above because the exercise prices on the options were greater than the average market price for the periods.

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

During the first nine months of 1998, net sales of the Company's aluminum sheet products declined by 12% from the first nine months of 1997. Lower sales and shipment volume were caused by production problems and a production slow-down in connection with the expiration of the Company's collective bargaining agreement on July 31 at the Company's Lewisport, Kentucky aluminum rolling mill, as well as weather-related production outages at its mill in Uhrichsville, Ohio. Although the Lewisport mill never actually suffered a strike, mill operations were affected nonetheless as both labor and management prepared for the possibility. While overall demand for aluminum sheet products remained strong, material margins have been under pressure for the past two years. During the nine months of 1998, the Company chose to sell only to those segments of markets where the Company could compete on product quality and service and not participate in further material margin erosion. During the first nine months of 1998, the Company implemented two price increases, the first beginning in April 1998 and the second in June 1998. As a result of these factors, the Company's material margins in the aluminum business increased by $0.009 per pound in the first nine months of 1998 compared to the first nine months of 1997. Beginning in mid-February 1998 at the Lewisport rolling mill, all discretionary overtime hours were eliminated to reduce the operating cost concurrent with the reduced sales volume.

Demand for the Company's electrical conduit and cable products continued to exceed the Company's capacity to supply these products during the first nine months of 1998. While the Company has been adding additional electrical cable armoring capacity since the second quarter of 1997, this capacity has yet to reach full production due to the time involved in employee skills training. The strong market for electrical conduit also allowed the Company to concentrate on higher margin products during the first nine months of 1998, even though net sales volume was little changed from the same nine months period last year. However, shipments in the third quarter of 1998 were the strongest performance of the year. Value added products such as MC cable represented a higher ratio of Alflex's 1998 nine month sales compared to the same period in 1997.

Results of Operations for the three months and nine months ended September 30, 1998 and 1997

Net Sales. Net sales for the quarter ended September 30, 1998, decreased 15% to $231 million (including $33.1 million from Alflex) from $271 million (including $32.7 million from Alflex) for the same period in 1997. Net sales for the nine month period ended September 30, 1998, were $739 million (including $93.7 million from Alflex), an 11% decrease from the $831 million recorded in the first nine months of 1997 (including $96.4 million from Alflex). The decrease is due to reduced sales volumes at the Lewisport mill which was partially offset by volume increases at the Company's other facilities. Unit sales volume of aluminum decreased 12% to 211.3 million pounds for the third quarter of 1998 from 240.2 million pounds for the third quarter of 1997. Unit sales volume of aluminum was 664.9 million pounds for the first nine months of 1998, a decrease of 13% from the 760.7 million pounds for the first nine months of 1997. Aluminum sales volume for the nine months decreased due to the reasons outlined in the "overview" section. Additionally nine-month sales volumes at the Company's continuous cast aluminum sheet operations were slightly below last year's level due to tighter inventory management by customers and unusually wet weather that reduced construction activity in various parts of the United States in the first half of 1998. Alflex unit sales volume was 141.1 million feet for the third quarter of 1998 and 393.8 million feet for the first nine months of 1998 versus
134.0 million feet and 395.7 million feet, respectively, for the comparable periods in 1997.

Gross Profit. Gross profit for the quarter ended September 30, 1998, decreased to $16.0 million from $21.2 million for the same period in 1997. Gross profit for the nine months ended September 30, 1998 was $48.2 million versus $69.4 million for the comparable period in 1997. These decreases were attributable to decreased sales volumes due to the reasons outlined in the "overview" section . The Company's unit manufacturing costs increased compared to the same period in 1997 as a result of the lower volumes which more than offset any efficiencies due to mill optimization practices. Material margins which were higher in the first nine months of 1998 than in the first nine months of 1997 partially offset the impact of lower volumes.

Operating Income. The Company produced operating income of $3.6 million for the third quarter of 1998 compared with $10.2 million for the third quarter of 1997. For the nine month period ended September 30, 1998, operating income was $13.2, down from $34.5 million for the nine months of 1997. Selling, general and administrative expenses during the third quarter of 1998 were $11.3 million, compared with $9.9 million for the same period in 1997 and were $31.6 million for the nine months ended September 30, 1998, which is the same amount as was recorded for the nine months ended September 30, 1997. The third quarter increase was due to increases at Alflex associated with higher sales volume, the infrastructure required to support the growth of this business and certain expenses incurred at the Lewiport mill in anticipation of a possible strike. The realization of various operating synergies envisioned at the time of the CasTech acquisition continued to contribute to holding the third quarter increase down and resulting in no increase for the nine month period compared to the same periods in 1997.

Net Income. Net loss was $2.1 million for the quarter ended September 30, 1998, compared with net income of $0.4 million for the same period in 1997. Net loss for the nine months ended September 30, 1998 was $2.0 million compared with net income of $6.7 million for the first nine months of 1997. Interest expense was $5.7 million for the quarter ended September 30, 1998, compared to $8.7 million for the same period in 1997 and $16.9 million for the nine months ended September 30, 1998, compared with $25.1 million for the first nine months of 1997. These decreases in the Company's interest expense are due to the reduction in borrowing resulting from the Company's equity offering coupled with reduced interest rates due to the accounts receivable securitization facility. Both transactions are described in the "Liquidity and Capital Resources" section which follows. Income tax expense was $0.1 million in the third quarter of 1998 compared to an income tax benefit of $0.05 million for the same period in 1997 and an income tax benefit of $1.2 million for the nine months ended September 30, 1998, compared to an income tax expense of $2.1 million for the same period in 1997. The change between the nine month periods is a result of the expected decrease in the Company's taxable income and a $1.5 million favorable adjustment recorded in the first quarter of 1998 to the prior year's tax expense. The adjustment resulted from the filing of amended federal income tax returns for prior years. The Company also recorded an extraordinary loss on the early extinguishment of debt in the third quarter of 1997 of $1.5 million ($1.2 million net of income tax benefit)

Liquidity and Capital Resources

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

On September 26, 1997, the Company sold all of its trade accounts receivable to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. At September 30, 1998, the Company had outstanding $124.0 million under the agreement and had $26.7 million of net residual interest in the securitized receivables. The net residual interest in the securitized receivables is included in other current assets in the Company's consolidated financial statements.

Capital expenditures were $7.3 million during the quarter ended September 30, 1998 and $21.7 million for the nine months ended September 30, 1998. At September 30, 1998, the Company had commitments of $14.1 million for the purchase or construction of capital assets. Total capital expenditures for the year 1998 are expected to be approximately $39 million, principally related to upgrading and expanding the Company's manufacturing and other facilities and meeting environmental requirements.

Risk Management

The Company offers its customers multiple pricing methods, including fixed firm prices. Purchases of metal for forward delivery as well as hedging with futures contracts and options are used to reduce the Company's aggregate exposure to the risk of changes in metal prices. This is accomplished by establishing at the time of a customer's order a fixed margin between the cost of the metal and the Company's product price to the customer. Gains and losses resulting from changes in the market value of these futures contracts and options increase or decrease cost of sales at the time of revenue recognition. At September 30, 1998, the Company held purchase and sales commitments through 1998 totaling $62 million and $277 million, respectively. The Company held futures contracts, marked-to-market at September 30, 1998, with a net unrealized loss of $3.1 million.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

The Company has entered into interest rate swap agreements with a notional amount of $55 million. With respect to these agreements, the Company pays a fixed rate of interest and receives a LIBOR-based floating rate.

Year 2000 Issues

The Company has initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

The Company has also begun to assess the year 2000 compliance efforts of external parties. The Company relies on a number of customers and suppliers, including banks, telecommunication providers, utilities, and other providers of goods and services. The inability of these third parties to conduct their business for a significant period of time due to the Year 2000 issue could have a material adverse impact on the Company's operations. The Company is currently assessing the Year 2000 readiness of its most critical customers and suppliers and planning a due diligence study of those customers and suppliers. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 ready. If the Company does not identify or fix all year 2000 issues in critical operations, or if a major supplier or customer is unable to supply raw materials or receive the Company's product, the Company`s results of operations or financial condition could be materially impacted.

At September 30, 1998, approximately 83 percent of the Company's core business computer systems were Year 2000 compliant, with all computer systems, which includes mid range servers and PC's, embedded systems, in addition to the core business computer systems, expected to be compliant by the end of the third quarter of 1999 as planned. The total cost of the project is estimated to be approximately $8 million, of which the Company has incurred approximately $5.8 million through September 30, 1998, and is being funded through operating cash flows. Maintenance or modification costs are being expensed as incurred, while the cost of new software is being capitalized and amortized over the software's useful life. The Company presently believes that, with modifications to existing software and converting to new software, the year 2000 issues will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the year 2000 issues may have a material impact on the operations of the Company.

The Company recognizes the importance of readiness for potential worst case scenarios relating to the Year 2000 issues. As a result, the Company is working to identify scenarios requiring contingency plans and this effort is currently in progress.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in net income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company will adopt SFAS No. 133 in the Company's first quarter 2000 reporting as required.

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


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
                           27            Financial Data Schedule.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

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


                        COMMONWEALTH INDUSTRIES, INC.


                        By:      /s/ Donald L. Marsh, Jr.
                                 ------------------------
                                 Donald L. Marsh, Jr.
                                 Executive Vice President, Chief Financial
                                 Officer and Secretary


Date:    November 2, 1998

                                  Exhibit Index

Exhibit
Number                     Description

   27            Financial Data Schedule.