Form 10-K
period 1998-12-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 1999-03-26
CIK 934747

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Transition Period From ____ to ____
                               -------------------
                         Commission File Number: 0-25642

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
     The aggregate market value of the common stock held by non-affiliates of the registrant as of February 26, 1999 was $168,079,000.
     The number of shares outstanding of the registrant's common stock as of February 26, 1999 was 15,949,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to stockholders of Commonwealth Industries, Inc. for the year ended December 31, 1998 are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement dated March 17, 1999 for the 1999 Annual Meeting of Stockholders to be held April 23, 1999 are incorporated by reference into Part III.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1998

                                      INDEX

                                     PART I                                    Page
                                                                               ----

Item 1.      Business.............................................................3
Item 2.      Properties..........................................................11
Item 3.      Legal Proceedings...................................................11
Item 4.      Submission of Matters to a Vote of Security Holders.................11
Item E.O.    Executive Officers of the Registrant................................11

                                     PART II

Item 5.      Market for Registrant's Common Stock and Related Matters............12
Item 6.      Selected Financial Data.............................................13
Item 7.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...........................................13
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..........13
Item 8.      Financial Statements and Supplementary Data.........................13
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......................................13

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant..................14
Item 11.     Executive Compensation..............................................14
Item 12.     Security Ownership of Certain Beneficial Owners and Management......14
Item 13      Certain Relationships and Related Transactions......................14


                                     PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K......14
             Signatures..........................................................20

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

         The aluminum sheet products manufactured by the Company are generally referred to as common alloy products. They are produced in a number of aluminum common alloys with thicknesses (gauge) of 0.008 to 0.250 inches, widths of up to 72 inches, physical properties and packaging, in each case to meet customer specifications. These products are sold to distributors and end-users, principally for use in building and construction products such as roofing, siding, windows and gutters; transportation equipment such as truck trailers and bodies and automotive parts; beverage cans; and consumer durables such as cookware, appliances and lawn furniture. The Bedford and Carson facilities also fabricate aluminum sheet into welded tube products for various markets. Substantially all of the Company's aluminum sheet products are produced in response to specific customer orders. Production of aluminum sheet products in 1998 was 894 million pounds or about 89% of capacity. In 1998, the North American market for aluminum sheet products, excluding sheet used to produce aluminum beverage cans, was approximately five billion pounds.

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

         The Company estimates that at December 31, 1998 it had a backlog of firm orders for which product specifications have been defined of 305.9 million pounds of aluminum sheet products with an aggregate sales price of $292.2 million, compared to an estimate of 306.7 million pounds with an aggregate sales price of $327.7 million at December 31, 1997. Backlog is not a significant factor for the Company's electrical products.

Aluminum Sheet Products

         Manufacturing

         The Company's aluminum sheet manufacturing facilities are comprised of the rolling mills at Lewisport, Kentucky, Uhrichsville, Ohio, and Carson, California, coating facilities at Bedford, Ohio, and Torrance, California, and tube mills at Bedford and Carson.

         The Lewisport mill uses the conventional, vertical direct-chill, rolling ingot casting process. This process permits the production of traditional aluminum sheet with strength, hardness, formability, finishing and other characteristics preferred for many applications. The flexibility permitted by this multi-purpose rolling mill enables the Company to target higher margin products, manufacture a variety of products with consistent high quality and respond quickly to shifts in market demand. In 1998, the Lewisport mill produced 537 million pounds of aluminum sheet products. At full capacity utilization, unit costs of converting metal to aluminum sheet products at Lewisport are believed to be among the lowest in the industry for plants using the conventional process.

         The Uhrichsville and Carson mills use low-cost, scrap-based twin-belt mini-mill continuous casting production technology. This process permits the efficient production of aluminum sheet alloys used in building and construction and other applications not requiring the more complex alloys or the physical characteristics better provided by the conventional casting method. The process eliminates several steps associated with conventional casting, thereby reducing manufacturing costs. Capital costs also are significantly lower than for mills using the conventional casting process. Since 1993, the annual capacity of the Uhrichsville and Carson mills has been increased by over 50% from approximately 250 million pounds to 380 million pounds in 1998. The increased capacity and a continuous improvement strategy resulted in a significant reduction in sheet production costs. The Company believes that its continuous cast mill in Uhrichsville has the lowest conversion costs per pound in the world. A current capital spending program is expected to bring the annual capacity of the continuous cast mills to 422 million pounds by midyear 1999.

         Aluminum Supply

         Most of the aluminum metal used by the Company's rolling mills is purchased, principally from or through aluminum scrap dealers or brokers, in the form of aluminum scrap. The Company believes it is one of the largest users of aluminum scrap other than beverage can scrap in the United States and that the volume of its purchases assists it in obtaining scrap at competitive prices. The Company's remaining requirements are met with purchased primary metal, including metal produced in Russia to specifications that differ from the industry standard for primary aluminum but that is appropriate for the Company's needs.

         Casting and Rolling

         At Lewisport, scrap, in some cases after processing in the Company's recycling facilities, and primary aluminum are melted in induction or reverbatory furnaces. Small amounts of copper, magnesium, manganese and other metals are added to produce alloys with the desired hardness, formability and other physical characteristics. The molten aluminum is then poured through a mold surrounded by circulating water, which cools and solidifies into an ingot about 24 inches thick and weighing as much as 40,000 pounds. The cooled ingot is conveyed to the rolling mill area for further processing. The Company is planning to spend an estimated $1.1 million during the 1999-2001 period to bring the south casting facilities at Lewisport into compliance with more stringent clean air regulatory regulations expected to come into effect in 2002. In addition, during 1999 the Company is planning to spend $5.3 million in the north casting facilities at Lewisport to increase the Company's ability to utilize lower cost aluminum scrap units.

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

         The Uhrichsville and Carson rolling mills employ a continuous casting process in which molten aluminum is fed into a caster which produces a continuous thin slab that is immediately hot rolled into semi-finished aluminum sheet in a single manufacturing process. The aluminum sheet is then cooled and cold rolled to its final thickness as in the conventional process. The Uhrichsville and Carson mills use twin-belt thin-slab continuous casting, which the Company believes is the most efficient and most productive form of continuous casting.

         The Company and IMCO Recycling, Inc ("IMCO") are parties to a Supply Agreement under which IMCO serves as the major supplier of recycled aluminum for the Company's Uhrichsville mill. Under the Supply Agreement, the Company purchases aluminum scrap and delivers it to IMCO who then processes and converts it into molten metal at its recycling and processing facility located adjacent to the Company's mill. The Company is responsible for the treatment and disposal of the waste generated as a result of IMCO's processing services on behalf of the Company. The Supply Agreement expires March 31, 2003, subject to the Company's option to renew the agreement for an additional 10-year term. The Company has an option to purchase up to a 49% interest in the IMCO facility and a right of first refusal if IMCO wishes to sell the facility. The Company and IMCO are currently discussing an extension to the current contract which could increase the amount of scrap delivered to IMCO for processing and conversion into molten metal. This contract extension could extend the Supply Agreement to an expiration date of March 31, 2008, subject to the Company's option to renew the agreement for an additional 10-year term.

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

         During 1998, the Company executed a strategic alliance with General Cable Corporation whereby beginning in the second half of 1999, Alflex will cease drawing wire and coating the wire with plastic insulation, and will instead purchase all of its copper wire requirements from General Cable.

         Alflex has designed its manufacturing processes to allow it to produce a wide range of electrical flexible conduit and prewired armored cable products. The Company believes this manufacturing flexibility has contributed significantly to the growth in this business. Also, since the acquisition of the Alflex business, the Company has increased Alflex's electrical conduit and cable manufacturing capacity. Production volume increased from 519 million feet in 1997 to 527 million feet in 1998.

         Alflex net sales in 1998 were $121 million, or 12.5% of the Company's total net sales compared to $127 million, or 11.6% of the Company's net sales in 1997. Sales for 1998 were adversely affected due to substantial employee turnover in late 1997 and the time involved in employee skills training.

         During 1998, Alflex announced plans to build a manufacturing facility in Rocky Mount, North Carolina. This facility will increase Alflex's capacity for cable products by 50%. Production from this facility is expected to begin during the second quarter of 1999 with full production capacity expected to come on line by the fourth quarter 1999.

         Customers and Markets

         The Company's aluminum sheet products are sold to distributors as well as end-users, principally in the building and construction, transportation, beverage can and consumer durables markets.

         The following table sets forth for 1998 and 1997 the percentage of aluminum sheet net shipments contributed by each of these classes of customers and the Company's estimate of its share of these markets in North America.

                              % of Net Shipments               % Market Share
                            --------------------           -------------------
                            1998           1997            1998           1997
                            ----           ----            ----           ----
Building and construction    39             37              32             36
Distribution                 30             30              21             23
Transportation               12             11              17             19
Consumer durables and other  11             14              11             18
Beverage cans                 8              8               2              2
                            ---            ---
                            100            100
                            ===            ===

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

         Company sales are made to customers located primarily throughout North America. Sales outside North America have not been significant. No single customer accounted for more than 10% of 1998 net sales.

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

         Alflex electrical products are sold primarily through independent sales representatives to electrical distributors. Distributors represented approximately 81% of Alflex net sales in 1998. The remaining sales are made to the DIY, OEM and HVAC markets. The independent sales representatives do not market Alflex's products exclusively, but they may not sell products that are in direct competition with products manufactured and sold by Alflex. Alflex serves approximately 5,800 customers.

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

Competition

         The Company competes in the production and sale of common alloy aluminum sheet products with some 35 other aluminum rolling mills in North America, including large, single-purpose can sheet mills, and with imported products.

         Aluminum Company of America ("Alcoa"), Alcan Aluminium Ltd. ("Alcan") and Reynolds Metals Company have a significantly larger share of the United States market for aluminum sheet products, including can sheet and aluminum foil. However, in the market for common alloy aluminum sheet products other than can sheet and aluminum foil, the market share leaders are Alcoa, Alcan and the Company.

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

         The   estimated   amounts   spent  during   1998,   1997  and  1996  on
Company-sponsored research and development activities were $0.9 million, $0.8 million and $1.4 million, respectively.

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

          The Company has been named as a potentially responsible party at six federal superfund sites and is conducting closure activities at two of the sites for past waste disposal activity associated with closed recycling facilities. A trust fund exists to fund the activity at one of the sites undergoing closure and was established through contributions from two other parties in exchange for indemnification from further liability. The Company is reimbursed from the fund as approved closure expenditures are incurred at the site. The balance remaining in the trust fund at December 31, 1998 was approximately $0.8 million. In determining the adequacy of the Company's aggregate environmental contingency accrual, the assets of the trust fund were taken into account. At the four other federal superfund sites, the Company is a minor contributor and expects to resolve its liability for a nominal amount. The Company is under orders by agencies in three states for environmental remediation at sites, two of which are currently operating and two of which have been closed. Based on currently available information, the Company estimates the range of possible remaining expenditures with respect to the above matters is between $9 million and $13 million.

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

         The Company's aggregate loss contingency accrual for environmental matters was $9.9 million at December 31, 1998, which covers all environmental loss contingencies that the Company has determined to be probable and reasonably estimable. It is not possible, however, to predict the amount or timing of cost for future environmental matters which may subsequently be determined. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on the Company's consolidated results of operations or cash flows for the applicable period, the Company believes that such outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

         The Company has incurred and will continue to incur capital and operating expenditures for matters relating to environmental control and monitoring. Capital expenditures of the Company for environmental control and monitoring for 1998 and 1997 were $2.1 million and $2.3 million, respectively. All other environmental expenditures of the Company, including remediation expenditures, for 1998, 1997 and 1996 were $1.0 million, $3.1 million, and $1.5 million, respectively.

         The Company has planned environmental capital expenditures for 1999 and 2000 of $3.6 million and $2.4 million, respectively, which includes the amounts which may be spent to meet future clean air requirements at Lewisport as discussed above under "Aluminum Sheet Products-Casting and Rolling".

Employees

         At December 31, 1998, the Company employed 2,173 persons, of whom 1,551 were full-time non-salaried employees including 758 at Lewisport represented by the United Steel Workers of America ("USW") and 231 at the Uhrichsville and Bedford facilities represented by the Glass, Molders, Pottery, Plastic & Allied Workers International, AFL-CIO, CLC union ("GMP"). Current collective bargaining agreements with the USW and the GMP expire in July 2003 and December 2000, respectively. The Company believes its relationships with its employees are good.

         The Company provides gain sharing plans for certain of its non-salaried employees. Contributions to the plans are generally based upon a formula which compares actual performance results to targets agreed upon by management and in some cases the bargaining units. In addition, the Company provides defined contribution 401(k) plans for certain non-salaried and salaried employees.

Item 2. Properties.

         The following table sets forth certain information with respect to the Company's principal operating properties. Substantially all of these properties collateralize borrowings under the Company's senior secured bank credit facility.

        Location                      Nature           Square Feet      Status
        --------                      ------           -----------      ------
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

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

Item E.O. Executive Officers of the Registrant.

         The executive officers of the Company as of March 19, 1999 were:

     Name           Age            Position with the Company
     ----           ---            -------------------------
Mark V. Kaminski     43    President, Chief Executive Officer and Director

Roderick Macdonald   51    Executive Vice President Alflex

Donald L. Marsh, Jr. 52    Executive Vice President, Chief Financial Officer
                               and Secretary

Robert R. Beal       47    Vice President Communications and Computing Services

Gregory P. Givan     46    Vice President and Treasurer

Katherine R. Gould   35    Vice President Corporate Systems

William G. Toler     42    Vice President Finance and Administration

John F. Barron       47    Controller and Assistant Secretary

          Mr. Kaminski joined the Company in 1987 as Marketing Manager. In 1989 he was promoted to Vice President of Operations and in 1991 he became President and Chief Executive Officer. He is a director of the Aluminum Association, Washington, D. C., ARM Financial Group, Inc., and the Indiana University Athletics Board.

          Mr. Macdonald was employed by the Company in January 1994. From 1968 until 1993, Mr. Macdonald was an Officer in the British Army (Royal Engineers). He retired from the British Army as a Brigadier General.

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

         Ms. Gould joined the Company in July 1998. From 1996 through 1998 she was Human Resource Manager of Gordonstone Coal Management, a joint venture between ARCO Coal Australia and Mitsui. Prior to 1996 she held operations and human resource management positions with Comalco Limited, an Australia-based aluminum company.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol CMIN. On February 26, 1999, there were 173 holders of record of the Company's Common Stock. The Company estimates that there were a total of 4,800 stockholders on that date, including beneficial owners. Since becoming publicly owned in March 1995, the Company has paid quarterly cash dividends on its Common Stock of $0.05 per share.

         The following table sets out the high and low sales prices for the Common Stock for each quarterly period indicated, as quoted in the Nasdaq National Market:

       1998                                High                        Low
       ----                                ----                        ---
First Quarter                            $17.44                     $13.75
Second Quarter                            17.75                       9.00
Third Quarter                             10.75                       5.50
Fourth Quarter                            10.13                       6.38

       1997
       ----
First Quarter                            $20.25                     $15.38
Second Quarter                            21.00                      16.00
Third Quarter                             22.50                      15.63
Fourth Quarter                            19.50                      13.50


Item 6. Selected Financial Data.

         The information captioned "Consolidated Selected Financial Data" included on page 10 of the Company's annual report to stockholders for the year ended December 31, 1998 is incorporated herein by reference. This information sets forth selected consolidated statement of operations, operating and balance sheet data for the years indicated. The financial information is derived from the audited consolidated financial statements of the Company for such years. This information should be read in conjunction with, and is qualified by reference to, the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 11 through 16 of the Company's annual report to stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information under the subcaption "Risk Management" included in the information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 11 through 16 of the Company's annual report to stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

         The following consolidated financial statements of the Company and report of independent auditors included on pages 17 through 35 of the Company's annual report to stockholders for the year ended December 31, 1998 are incorporated herein by reference.

                  Consolidated Balance Sheet
                  Consolidated Statement of Income
                  Consolidated Statement of Comprehensive Income
                  Consolidated Statement of Changes in Stockholders' Equity Consolidated Statement of Cash Flows
                  Notes to Consolidated Financial Statements
                  Report of Independent Auditors


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by Item 401 (other than paragraph (b) thereof) and Item 405 of Regulation S-K may be found under the caption Election of Directors of the Company's Proxy Statement dated March 17, 1999 for the Annual Meeting of Stockholders to be held on April 23, 1999 (the "Proxy Statement") and is incorporated herein by reference. The information required by Item 401(b) of Regulation S-K may be found under Item E.O. above.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) (1)  List of  Financial Statements  filed

         The following consolidated financial statements of the Company and report of independent auditors included in the Company's annual report to stockholders for the year ended December 31, 1998 were incorporated by reference in Part II, item 8 of this report:

         Consolidated Balance Sheet
         Consolidated Statement of Income
         Consolidated Statement of Comprehensive Income
         Consolidated Statement of Changes in Stockholders' Equity Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements
         Report of Independent Auditors

         (a) (2)  List of  Financial Statement Schedules filed

         The following report of independent accountants and financial statement schedule should be read in conjunction with the Company's consolidated financial statements.

         Supplemental Schedule II - Valuation and Qualifying Accounts is filed on page 19 of this report.

         Report of Independent Accountants on the Company's financial statement schedule filed as a part hereof for the years ended December 31, 1998, 1997 and 1996 is filed on page 18 of this report.

         Financial statement schedules other than listed above have been omitted since they are either not required or not applicable or the information is otherwise included.

         (b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the fourth quarter ended December 31, 1998.

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

                  10.6.1 Amendment No. 1 to 1997 Stock Incentive Plan, effective July 1, 1998.

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

                  10.9 Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminster Bank PLC, as agent, dated as of December 19, 1997 (incorporated by reference to
                           Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

                  10.9.1 Amendment No. 1, dated as of December 22, 1998, to Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminster Bank PLC, as agent, dated as of December 19, 1997.

                  10.10 Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of National Westminster Bank PLC, as agent, dated November 29, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1996).

                  10.11 Amendment No. 1, dated as of December 19, 1997, to the Amended and Restated Pledge and Security
                           Agreement entered into by the Company and its subsidiaries, collectively, in favor of National
                           Westminster Bank PLC, as agent, dated November 29, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                  10.20 Second Supplemental Indenture, dated as of October 16, 1998, to Indenture dated as of September 20, 1996.

                  13 Portions of the annual report to stockholders for the year ended December 31, 1998 which are expressly incorporated by reference in this filing.

                  21       Subsidiaries.

                  23       Consent of PricewaterhouseCoopers LLP.

                  27       Financial Data Schedule.

                        Report of Independent Accountants

Board of Directors
Commonwealth Industries, Inc.

         Our audits of the consolidated financial statements referred to in our report dated January 22, 1999 appearing on page 35 of the 1998 Annual Report to Stockholders of Commonwealth Industries, Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14 (a) (2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
January 22, 1999

                            Supplemental Schedule II
                          Commonwealth Industries, Inc.
                        Valuation and Qualifying Accounts
                        December 31, 1998, 1997 and 1996
                                 (in thousands)


                                                     Additions
                                         Balance at  Charged to  Charged to               Balance at
                                         Beginning   Costs and      Other                   End of
           Description                   of Period   Expenses    Accounts     Deductions   of Period
           -----------                   ---------   ---------   ----------   ----------  ----------
Allowance for uncollectible accounts
     December 31,1998                      $2,348      $1,131    $      -      $   995      $2,484
     December 31,1997                       2,235         242           -          129       2,348
     December 31,1996                       1,009         111       1,490 (a)       375      2,235

Allowance for obsolete stores inventory
     December 31,1998                      $1,100      $    -    $      -      $     -      $1,100
     December 31,1997                       1,000         100           -            -       1,100
     December 31,1996                       1,000           -           -            -       1,000

Note (a) - relates to the acquisition of CasTech.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March xx, 1999.


                                    COMMONWEALTH INDUSTRIES, INC.

                                    By /s/ Mark V. Kaminski
                                    -----------------------
                                    Mark V. Kaminski, President and
                                    Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                           Title                                       Date
      ---------                           -----                                       ----

/s/ Paul E.Lego
--------------------------
Paul E. Lego                     Chairman of the Board                             March 26, 1999

/s/ Mark V. Kaminski
--------------------------
Mark V. Kaminski                 President, Chief Executive Officer and Director   March 26, 1999
                                 (Principal Executive Officer)

/s/ Catherine G. Burke
--------------------------
Catherine G. Burke               Director                                          March 26, 1999


/s/ C. Frederick Fetterolf
--------------------------
C. Frederick Fetterolf           Director                                          March 26, 1999

/s/ John E. Merow
--------------------------
John E. Merow                    Director                                          March 26, 1999

/s/ Victor Torasso
--------------------------
Victor Torasso                   Director                                          March 26, 1999

/s/ Donald L. Marsh, Jr.
--------------------------
Donald L. Marsh, Jr.             Executive Vice President, Chief Financial         March 26, 1999
                                 Officer and Secretary (Principal Financial
                                 Officer)

/s/ William G. Toler
--------------------------
William G. Toler                 Vice President - Finance and Administration       March 26, 1999
                                 (Principal Accounting Officer)

/s/ John F. Barron
--------------------------
John F. Barron                   Controller and Assistant Secretary                March 26, 1999


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

                  10.6.1   Amendment  No.  1  to  1997  Stock   Incentive  Plan,
                           effective July 1, 1998.

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

                  10.9 Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminster Bank PLC, as agent, dated as of December 19, 1997 (incorporated by reference to
                           Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

                  10.9.1 Amendment No. 1, dated as of December 22, 1998, to Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminster Bank PLC, as agent, dated as of December 19, 1997.

                  10.10 Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of National Westminster Bank PLC, as agent, dated November 29, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1996).

                  10.11 Amendment No.1, dated as of December 19, 1997, to the Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of National Westminster Bank PLC, as agent, dated November 29, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1997).

                  10.12 Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

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

                  10.20 Second Supplemental Indenture, dated as of October 16, 1998, to Indenture dated as of September 20, 1996.

                  13 Portions of the annual report to stockholders for the year ended December 31, 1998 which are expressly incorporated by reference in this filing.

                  21       Subsidiaries.

                  23       Consent of PricewaterhouseCoopers LLP.

                  27       Financial Data Schedule.