Form 10-Q
period 1999-03-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 1999-05-05
CIK 934747

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

                  For the quarterly period ended March 31, 1999

                                       or

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

Yes     X    No ____

The registrant had 15,949,000 shares of common stock outstanding at May 1, 1999.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1999

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number

         Condensed Consolidated Balance Sheet as of March 31, 1999
         and December 31, 1998                                            3

         Condensed Consolidated Statement of Income for the three
         months ended March 31, 1999 and 1998                             4

         Condensed Consolidated Statement of Cash Flows for the three
         months ended March 31, 1999 and 1998                             5

         Notes to Condensed Consolidated Financial Statements             6-8


Item 2.   Management's Discussion and Analysis of Financial Condition     9-12
           and Results of Operations

                           Part II - Other Information


Item 1.   Legal Proceedings                                               13

Item 6.   Exhibits and Reports on Form 8-K                                13

Signatures                                                                14

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheets
                        (in thousands except share data)

                                                                       March 31,              December 31,
                                                                         1999                     1998
                                                                     --------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                          $    4,551              $        6
     Accounts receivable, net                                                  261                     228
     Inventories                                                           171,248                 174,968
     Prepayments and other current assets                                   45,271                  25,367
                                                                     --------------           -------------
          Total current assets                                             221,331                 200,569
Property, plant and equipment, net                                         272,288                 269,837
Goodwill, net                                                              167,967                 169,086
Other noncurrent assets                                                      8,773                   8,907
                                                                     --------------           -------------
          Total assets                                                   $ 670,359               $ 648,399
                                                                     ==============           =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                            $       -               $       -
     Accounts payable                                                       70,052                  54,244
     Accrued liabilities                                                    35,254                  31,133
                                                                     --------------           -------------
          Total current liabilities                                        105,306                  85,377
Long-term debt                                                             125,000                 125,000
Other long-term liabilities                                                  8,708                   8,859
Accrued pension benefits                                                    16,340                  15,930
Accrued postretirement benefits                                             86,942                  86,704
                                                                     --------------           -------------
          Total liabilities                                                342,296                 321,870
                                                                     --------------           -------------

Commitments and contingencies                                                    -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          15,949,000 and 15,944,000 shares outstanding at
          March 31, 1999 and December 31, 1998, respectively                   159                     159
     Additional paid-in capital                                            398,838                 398,794
     Accumulated deficit                                                   (68,252)                (69,621)
     Unearned compensation                                                    (551)                   (672)
     Accumulated other comprehensive income:
          Minimum pension adjustment                                        (2,131)                 (2,131)
                                                                     --------------           -------------
            Total stockholders' equity                                     328,063                 326,529
                                                                     --------------           -------------
            Total liabilities and stockholders' equity                   $ 670,359               $ 648,399
                                                                     ==============           =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                      (in thousands except per share data)


                                                             Three months ended March 31,
                                                     ----------------------------------------
                                                          1999                       1998
                                                     ---------------           --------------
Net sales                                                 $ 238,750                $ 248,927
Cost of goods sold                                          217,868                  230,486
                                                     ---------------           --------------
     Gross profit                                            20,882                   18,441
Selling, general and administrative expenses                 11,962                   10,232
Amortization of goodwill                                      1,119                    1,119
                                                     ---------------           --------------
     Operating income                                         7,801                    7,090
Other income (expense), net                                     425                      325
Interest expense, net                                        (5,299)                  (5,666)
                                                     ---------------           --------------
     Income before income taxes                               2,927                    1,749
Income tax expense (benefit)                                    761                   (1,045)
                                                     ---------------           --------------
     Net income                                           $   2,166                $   2,794
                                                     ===============           ==============

Basic and diluted net income per share                       $ 0.14                   $ 0.18
                                                     ===============           ==============

Weighted average shares outstanding
     Basic                                                   15,949                   15,947
     Diluted                                                 15,976                   15,956

Dividends paid per share                                     $ 0.05                   $ 0.05

                       See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                  Condensed Consolidated Statement of Cash Flow
                                 (in thousands)

                                                                                    Three months ended March 31,
                                                                                 ----------------------------------
                                                                                    1999                   1998
                                                                                 ------------           -----------
Cash flows from operating activities:
   Net income                                                                        $ 2,166               $ 2,794
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                                  8,786                 8,508
        Issuance of common stock in connection with stock awards                          44                    72
        Loss on disposal of property, plant and equipment                                  -                     5
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                      (33)                  (22)
             Decrease (increase) in inventories                                        3,720               (13,638)
             (Increase) in prepayments and other current assets                      (19,904)                 (229)
             (Increase) in other noncurrent assets                                      (166)                  (76)
             Increase in accounts payable                                             15,808                 7,154
             Increase in accrued liabilities                                           4,121                 4,498
             Increase in other liabilities                                               497                 1,204
                                                                                 ------------           -----------
                 Net cash provided by operating activities                            15,039                10,270
                                                                                 ------------           -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                         (9,697)               (6,690)
                                                                                 ------------           -----------
        Net cash (used in) investing activities                                       (9,697)               (6,690)
                                                                                 ------------           -----------
Cash flows from financing activities:
   (Decrease) in outstanding checks in excess of deposits                                  -                (6,658)
   Proceeds from long-term debt                                                       23,150                 4,525
   Repayments of long-term debt                                                      (23,150)                 (650)
   Cash dividends paid                                                                  (797)                 (797)
                                                                                 ------------           -----------
        Net cash (used in) financing activities                                         (797)               (3,580)
                                                                                 ------------           -----------
Net (decrease) in cash and cash equivalents                                            4,545                     -
Cash and cash equivalents at beginning of period                                           6                     -
                                                                                 ------------           -----------
Cash and cash equivalents at end of period                                           $ 4,551               $     -
                                                                                 ============           ===========
Supplemental disclosures:
    Interest paid                                                                    $ 1,548               $ 2,264
    Income taxes paid                                                                    188                   379


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

2. Inventories
Effective January 1, 1999, the Company changed its inventory accounting method for certain inventories from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method and modified the LIFO calculation for the inventories historically recorded under the LIFO method. The Company believes the adoption of the LIFO method for all aluminum sheet inventories is preferable as LIFO is the inventory method most prevalent in the industry, provides a consistent inventory accounting method for aluminum sheet inventories, and results in more appropriate matching of cost of goods sold with related revenues.

The effect of this change in accounting principle was to increase net income reported for the three months ended March 31, 1999 by $1.2 million, or $0.07 per basic and diluted share. The Company has omitted the disclosure of the cumulative effect of this change on retained earnings as of the date of the change and the pro forma effects of retroactive application due to such amounts not being determinable.

(in thousands)                        March  31, 1999       December 31, 1998
--------------                        ---------------       -----------------
Raw materials                           $   31,579                $   34,908
Work in process                             64,528                    74,960
Finished goods                              56,089                    49,079
Expendable parts and supplies               15,288                    14,910
                                        ----------                ----------
                                           167,484                   173,857
LIFO reserve                                10,077                     3,659
                                        ----------                ----------
                                           177,561                   177,516
Lower of cost or market reserve             (6,313)                   (2,548)
                                        ----------                ----------
                                         $ 171,248                 $ 174,968
                                         =========                 =========

Inventories of approximately $136.7 million and $38.1 million, included in the above totals (before the LIFO reserve and lower of cost or market reserve) at March 31, 1999 and December 31, 1998, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

On March 31, 1999, the Company had deferred realized losses of $2.6 million on closed futures contracts which are recorded as an increase to the carrying value of inventory. The Company had deferred realized losses of $2.2 million at December 31, 1998.

3. Provision for Income Taxes
The effective income tax rate for the quarter ended March 31, 1999 is less than the the rate for the quarter ended March 31, 1998 primarily due to a $1.5 million favorable adjustment recorded in the first quarter of 1998 to the prior year's tax expense. The adjustment resulted from the filing of amended federal income tax returns for prior years.

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:


                                                                                    Three months ended
                                                                                    ------------------
                                                                                         March 31,
                                                                                         ---------
                                                                                     1999       1998
                                                                                     ----       ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                       $2,166     $2,794
                                                                                      ======     ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                              15,949     15,947
                                                                                      ======     ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                              15,949     15,947
     Plus: dilutive effect of stock options                                               27          9
                                                                                      ------     ------
           Adjusted weighted average shares                                           15,976     15,956
                                                                                      ======     ======

Net income per share data:
     Basic and diluted                                                                 $0.14      $0.18
                                                                                       =====      =====

Options to purchase 563,000 and 281,500 common shares for the three months ended
March 31, 1999 and 1998, respectively, were excluded from the calculations above because the exercise prices on the options were greater than the average market price for the periods.


5.  Information Concerning Business Segments
The Company has adopted Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Under SFAS No. 131, the Company has determined it has two reportable segments: aluminum and electrical conduit. The aluminum segment manufactures aluminum sheet for distributors and the transportation, construction, and consumer durables end-use markets. The electrical conduit segment manufactures flexible electrical wiring products for the commercial and do-it-yourself markets.

The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in the Company's annual report to stockholders for the year ended December 31, 1998. All intersegment sales prices are market based. The Company evaluates the performance of its operating segments based upon operating income.

The Company's reportable segments are strategic business units that offer different products to different customer groups. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 1999 and 1998. The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments.



                                                                       Electrical
                                                          Aluminum      Conduit        Other        Total
                                                          --------     ----------     -------     -----------
Three months ended March 31, 1999
---------------------------------
Net sales to external customers                              $208,844    $  29,906     $    --       $238,750
Intersegment net sales                                          6,128           --      (6,128)            --
Operating income                                                7,599        2,499      (2,297)         7,801
Depreciation and amortization                                   7,791          874          121         8,786
Total assets                                                  565,074      105,119          166       670,359
Capital expenditures                                            6,963        2,734           --         9,697

Three months ended March 31, 1998
---------------------------------
Net sales to external customers                              $218,234    $  30,693     $     --      $248,927
Intersegment net sales                                          6,476           --      (6,476)            --
Operating income                                                4,912        4,346      (2,168)         7,090
Depreciation and amortization                                   7,628          778          102         8,508
Total assets                                                  582,675       96,865          125       679,665
Capital expenditures                                            6,194          496           --         6,690


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

During the first quarter of 1999, shipments of the Company's aluminum sheet products increased by 9% from the first quarter of 1998. While overall demand for aluminum sheet products remained strong, material margins for the first quarter of 1999 declined from the fourth quarter of 1998 levels due to seasonally tighter scrap spreads. The Company increased its maintenance spending in its aluminum operations during the first quarter of 1999, especially in the hot mill department, to support higher volumes, increase machine reliability, and increase the probability of excellent quality and service to the Company's customers.

Demand for the Company's electrical conduit and cable products continued to exceed the Company's capacity to supply these products during the first quarter of 1999. Despite this strength in demand, the material margins for the Company's electrical conduit and cable products came under pressure during the first quarter and are below the levels achieved last year. While the Company has been adding additional electrical cable armoring capacity since the second quarter of 1997, this capacity only reached full production in the latter part of 1998 due to substantial labor turnover and the time involved in employee skills training. The strong market for electrical conduit also allowed the Company to concentrate on higher margin products during the first quarter of 1999, even though net dollar sales volume was down slightly from the prior year due to lower aluminum and copper prices. Value added products such as MC cable represented a higher ratio of Alflex's first quarter 1999 sales compared to the same period in the prior year. In addition, the Company announced in the fourth quarter of 1998 the decision to open a new plant in Rocky Mount, North Carolina during the second quarter of 1999. This move will increase production and enhance the Company's competitive position by placing that capacity closer to attractive markets along the eastern United States.

Results of Operations for the three months ended March 31, 1999 and 1998
Net Sales. Net sales for the quarter ended March 31, 1999, decreased 4% to $239 million (including $29.9 million from Alflex) from $249 million (including $30.7 million from Alflex) for the same period in 1998. The decrease is due to lower aluminum and copper prices in spite of higher shipments. Unit sales volume of aluminum increased 10% to 239.8 million pounds for the first quarter of 1999 from 218.9 million pounds for the first quarter of 1998. Alflex unit sales volume was 135.0 million feet for the first quarter of 1999 versus 125.6 million feet for the comparable period in 1998.

Gross Profit. Gross profit for the quarter ended March 31, 1999, increased to $20.9 million from $18.4 million for the same period in 1998. This increase was attributable to increased sales volumes. The Company's unit manufacturing costs decreased compared to the same period in 1998 as a result of the higher volumes and material margins were higher in the first quarter of 1999 than in the first quarter of 1998.

Operating Income. The Company produced operating income of $7.8 million for the first quarter of 1999 compared with $7.1 million for the first quarter of 1998. Selling, general and administrative expenses during the first quarter of 1999 were $12.0 million, compared with $10.2 million for the same period in 1998. The increase was primarily due to increases at Alflex associated with higher sales volume and the infrastructure required to support the growth of this business.

Net Income. Net income was $2.2 million for the quarter ended March 31, 1999, compared with $2.8 million for the same period in 1998. Interest expense was $5.3 million for the quarter ended March 31, 1999 compared to $5.7 million for the first quarter of 1998. The decrease in the Company's interest expense is primarily due to the reduction in amounts outstanding under the Company's accounts receivable securitization facility. Income tax expense was $0.8 million in the first quarter of 1999 compared to an income tax benefit of $1.0 million for the same period in 1998. The change is primarily due to a $1.5 million favorable adjustment recorded in the first quarter of 1998 to the prior year's tax expense. The adjustment resulted from the filing of amended federal income tax returns for prior years.

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operations, the Company's accounts receivable securitization facility described below and borrowings under its $100 million revolving credit facility. The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least through 1999.

On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. At March 31, 1999, the Company had outstanding $120.0 million under the agreement and had $37.3 million of net residual interest in the securitized receivables. The net residual interest in the securitized receivables is included in other current assets in the Company's consolidated financial statements.

Capital expenditures were $9.7 million during the quarter ended March 31, 1999. At March 31, 1999, the Company had commitments of $7.0 million for the purchase or construction of capital assets. Total capital expenditures for the year 1999 are expected to be approximately $36 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities, including the completion of Alflex's new production and distribution facility in North Carolina, and meeting environmental requirements.

Risk Management

The Company offers its customers multiple pricing methods, including fixed firm prices. Purchases of metal for forward delivery as well as hedging with futures contracts and options are used to reduce the Company's aggregate exposure to the risk of changes in metal prices. This is accomplished by establishing at the time of a customer's order a fixed margin between the cost of the metal and the Company's product price to the customer. Gains and losses resulting from changes in the market value of these futures contracts and options increase or decrease cost of sales at the time of revenue recognition. At March 31, 1999, the Company held purchase and sales commitments through 1999 totaling $70 million and $318 million, respectively. The Company held futures contracts, marked-to-market at March 31, 1999, with a net unrealized loss of $4.8 million.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

The Company has entered into interest rate swap agreements with a notional amount of $51 million. With respect to these agreements, the Company pays a fixed rate of interest and receives a LIBOR-based floating rate.

Year 2000 Readiness Disclosure

The Company is entering the final stages of a company-wide program to make its computer systems year 2000 compliant. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a major system failure or miscalculations.

As of March 31, 1999, approximately 91 percent of the Company's core business computer systems were Year 2000 compliant, with all computer systems, which includes mainframe, server, desktop and portable computers, embedded systems, in addition to the core business applications, expected to be compliant by the end of the third quarter of 1999 as planned. The total cost of the program is estimated to be $8.0 million, of which the Company has incurred approximately $6.9 million through March 31, 1999, and is being funded through operating cash flows. Maintenance or modification costs are expensed as incurred, while the cost of systems being replaced is capitalized and amortized over the new system's useful life. The Company presently believes that, with these modifications and replacements, the Year 2000 issues will not pose significant operational problems for the Company. However, if such modifications and replacements in critical operations are not completed timely, the Year 2000 issues may have a material impact on the results of operations or financial condition of the Company.

The Company recognizes the importance of readiness for potential worst case scenarios relating to the Year 2000 issues. The Company is working to identify scenarios requiring contingency plans and is assessing the Year 2000 compliance efforts of external parties. The Company relies on a number of customers and suppliers, including banks, telecommunication providers, utilities, and other providers of goods and services. The inability of these third parties to conduct their business for a significant period of time due to the Year 2000 issue could have a material adverse impact on the Company's operations. The Company is currently assessing the Year 2000 readiness of its most critical customers and suppliers and planning a due diligence study of those customers and suppliers. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant. If a major supplier or customer is unable to supply raw materials or receive the Company's products, the Company's results of operations or financial condition could be materially impacted.

The Company has notified recipients of previously made Year 2000 statements that these statements, and any other Year 2000 statements released by the Company, are retroactively identified and labeled in their entirety as Year 2000 Readiness Disclosures pursuant to Section 7(b) of the Year 2000 Information and Readiness Disclosure Act of 1998. By doing so, these prior statements are relieved from tort liability.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in net income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company will adopt SFAS No. 133 in the Company's first quarter 2000 reporting as required. Management is currently evaluating the impact of SFAS No. 133 on the Company's future financial reporting.

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


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits
10.1     1995 Stock Incentive Plan as amended and restated on April 23, 1999.

10.2     1997 Stock Incentive Plan as amended and restated on April 23, 1999.

10.3     1999 Executive Incentive Plan.

10.4     Supply agreement by and among  Commonwealth  Aluminum
         Corporation,  IMCO  Recycling  of Ohio Inc.  and IMCO
         Recycling Inc., effective as of April 1, 1999.

18 PricewaterhouseCoopers LLP letter regarding change in accounting principle.

27       Financial Data Schedule.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

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


                          COMMONWEALTH INDUSTRIES, INC.


                          By:      /s/ Donald L. Marsh, Jr.
                                   ------------------------
                                   Donald L. Marsh, Jr.
                                   Executive Vice President, Chief Financial
                                   Officer and Secretary


Date:    May  3, 1999

                                  Exhibit Index

Exhibit
Number                     Description

10.1     1995 Stock Incentive Plan as amended and restated on April23, 1999.

10.2     1997 Stock Incentive Plan as amended and restated on April 23, 1999.

10.3     1999 Executive Incentive Plan.

10.4     Supply   agreement   by  and   among   Commonwealth   Aluminum
         Corporation, IMCO Recycling of Ohio Inc. and IMCO Recycling Inc., effective as of April 1, 1999.

18 PricewaterhouseCoopers LLP letter regarding change in accounting principle.

27       Financial Data Schedule.