Form 10-Q
period 1999-06-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 1999-07-29
CIK 934747

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

                  For the quarterly period ended June 30, 1999

                                       or

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

Yes     X    No ____

The registrant had 15,944,000 shares of common stock outstanding at July 29, 1999.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                          Page Number

         Condensed Consolidated Balance Sheet as of June 30, 1999
         and December 31, 1998                                           3

         Condensed Consolidated Statement of Income for the three
         months and six months ended June 30, 1999 and 1998              4

         Condensed Consolidated Statement of Cash Flows for the six
         months ended June 30, 1999 and 1998                             5

         Notes to Condensed Consolidated Financial Statements            6-8


Item 2.   Management's Discussion and Analysis of Financial Condition    9-12
           and Results of Operations

                           Part II - Other Information


Item 1.   Legal Proceedings                                              13

Item 4.   Submission of Matters to a Vote of Security Holders            13

Item 6.   Exhibits and Reports on Form 8-K                               13

Signatures                                                               14

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                       June 30,               December 31,
                                                                         1999                     1998
                                                                     --------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                          $        -              $        6
     Accounts receivable, net                                                  338                     228
     Inventories                                                           169,114                 174,968
     Prepayments and other current assets                                   75,377                  25,367
                                                                     --------------           -------------
          Total current assets                                             244,829                 200,569
Property, plant and equipment, net                                         275,626                 269,837
Goodwill, net                                                              166,848                 169,086
Other noncurrent assets                                                      8,470                   8,907
                                                                     --------------           -------------
          Total assets                                                   $ 695,773               $ 648,399
                                                                     ==============           =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                            $     132               $       -
     Accounts payable                                                       80,563                  54,244
     Accrued liabilities                                                    34,500                  31,133
                                                                     --------------           -------------
          Total current liabilities                                        115,195                  85,377
Long-term debt                                                             133,100                 125,000
Other long-term liabilities                                                  8,772                   8,859
Accrued pension benefits                                                    17,281                  15,930
Accrued postretirement benefits                                             87,528                  86,704
                                                                     --------------           -------------
          Total liabilities                                                361,876                 321,870
                                                                     --------------           -------------

Commitments and contingencies                                                    -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          15,944,000 shares outstanding at
          June 30, 1999 and December 31, 1998, respectively                    159                     159
     Additional paid-in capital                                            398,768                 398,794
     Accumulated deficit                                                   (62,479)                (69,621)
     Unearned compensation                                                    (420)                   (672)
     Accumulated other comprehensive income:
           Minimum pension adjustment                                       (2,131)                 (2,131)
                                                                     --------------           -------------
              Total stockholders' equity                                   333,897                 326,529
                                                                     --------------           -------------
              Total liabilities and stockholders' equity                 $ 695,773               $ 648,399
                                                                     ==============           =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                      (in thousands except per share data)


                                                                    Three months ended                     Six months ended
                                                                         June 30,                               June 30,
                                                              -------------------------------        -------------------------------
                                                                 1999               1998                1999                 1998
                                                              ------------      -------------        ------------       ------------
Net sales                                                       $ 271,525          $ 258,346           $ 510,275          $ 507,273
Cost of goods sold                                                244,338            244,560             462,206            475,046
                                                              ------------      -------------        ------------       ------------
     Gross profit                                                  27,187             13,786              48,069             32,227
Selling, general and administrative expenses                       13,013             10,125              24,975             20,357
Amortization of goodwill                                            1,119              1,119               2,238              2,238
                                                              ------------      -------------        ------------       ------------
     Operating income                                              13,055              2,542              20,856              9,632
Other income (expense), net                                            28                 79                 453                404
Interest expense, net                                              (4,746)            (5,550)            (10,045)           (11,216)
                                                              ------------      -------------        ------------       ------------
     Income (loss) before income taxes                              8,337             (2,929)             11,264             (1,180)
Income tax expense (benefit)                                        1,766               (286)              2,527             (1,331)
                                                              ------------      -------------        ------------       ------------
     Net income (loss)                                            $ 6,571           $ (2,643)            $ 8,737              $ 151
                                                              ============      =============        ============       ============

     Basic and diluted net income (loss) per share                 $ 0.41            $ (0.17)             $ 0.55             $ 0.01
                                                              ============      =============        ============       ============

Weighted average shares outstanding
     Basic                                                         15,948             15,944              15,949             15,944
     Diluted                                                       15,992             15,944              15,984             15,951

Dividends paid per share                                           $ 0.05             $ 0.05              $ 0.10             $ 0.10

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                         Six months ended June 30,
                                                                                  -------------------------------------
                                                                                     1999                     1998
                                                                                  ------------            -------------
Cash flows from operating activities:
   Net income                                                                         $ 8,737                 $    151
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                                  17,660                   17,233
        Issuance of common stock in connection with stock awards                           44                       72
        Loss on disposal of property, plant and equipment                                   -                      259
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                      (110)                    (127)
             Decrease (increase) in inventories                                         5,854                  (23,765)
             (Increase) decrease in prepayments and other current assets              (50,010)                   1,833
             (Increase) in other noncurrent assets                                       (163)                      (2)
             Increase in accounts payable                                              26,319                    9,557
             Increase in accrued liabilities                                            3,367                    4,146
             Increase in other liabilities                                              2,088                    2,571
                                                                                  ------------            -------------
                 Net cash provided by operating activities                             13,786                   11,928
                                                                                  ------------            -------------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                         (20,429)                 (14,404)
                                                                                  ------------            -------------
        Net cash (used in) investing activities                                       (20,429)                 (14,404)
                                                                                  ------------            -------------
Cash flows from financing activities:
   Increase (decrease) in outstanding checks in excess of deposits                        132                     (879)
   Proceeds from long-term debt                                                        43,800                   23,425
   Repayments of long-term debt                                                       (35,700)                 (18,475)
   Cash dividends paid                                                                 (1,595)                  (1,595)
                                                                                  ------------            -------------
        Net cash provided by financing activities                                       6,637                    2,476
                                                                                  ------------            -------------
Net (decrease) in cash and cash equivalents                                                (6)                       -
Cash and cash equivalents at beginning of period                                            6                        -
                                                                                  ------------            -------------
Cash and cash equivalents at end of period                                          $       -                 $      -
                                                                                  ============            =============
Supplemental disclosures:
     Interest paid                                                                      9,796                   11,328
     Income taxes paid                                                                  1,841                      275

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

The effect of this change in accounting principle was to increase net income reported for the three months and six months ended June 30, 1999 by $0.2 million and $1.4 million, or $0.02 and $0.09 per basic and diluted share, respectively. The Company has omitted the disclosure of the cumulative effect of this change on retained earnings as of the date of the change and the pro forma effects of retroactive application due to such amounts not being determinable.

(in thousands)                       June 30, 1999         December 31, 1998
--------------                       -------------         -----------------
Raw materials                           $  38,753                 $  34,908
Work in process                            61,181                    74,960
Finished goods                             49,918                    49,079
Expendable parts and supplies              15,774                    14,910
                                        ---------                 ---------
                                          165,626                   173,857
LIFO reserve                                3,708                     3,659
                                        ---------                 ---------
                                          169,334                   177,516
Lower of cost or market reserve              (220)                   (2,548)
                                        ---------                 ---------
                                        $ 169,114                 $ 174,968
                                        =========                 =========

Inventories of approximately $132.3 million and $38.1 million, included in the above totals (before the LIFO reserve and lower of cost or market reserve) at June 30, 1999 and December 31, 1998, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

On June 30, 1999, the Company had deferred realized gains of $0.6 million on closed futures contracts which are recorded as an increase to the carrying value of inventory. The Company had deferred realized losses of $2.2 million at December 31, 1998.

3. Provision for Income Taxes
The Company recognized an income tax expense of $1.8 million and $2.5 million for the three months and six months ended June 30, 1999, respectively, compared to an income tax benefit of $0.3 million and $1.3 million for the three months and six months ended June 30, 1998, respectively. Included in the income tax benefit for the six months ended June 30, 1998 is a $1.5 million favorable adjustment recorded in the first quarter of 1998 as the result of the filing of amended federal income tax returns for prior years.

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                                                     Three months ended
                                                                                     ------------------
                                                                                          June 30,
                                                                                          --------
                                                                                      1999        1998
                                                                                      ----        ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                                 $6,571    $(2,643)
                                                                                       ======    ========

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                               15,948      15,944
                                                                                       ======      ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                               15,948      15,944
     Plus: dilutive effect of stock options                                                44           -
                                                                                       ------      ------
           Adjusted weighted average shares                                            15,992      15,944
                                                                                       ======      ======

Net income (loss) per share data:
     Basic and diluted                                                                  $0.41     $(0.17)
                                                                                        =====     =======

                                                                                         Six months ended
                                                                                         ----------------
                                                                                            June 30,
                                                                                            --------
                                                                                      1999       1998
                                                                                      ----       ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                       $ 8,737      $151
                                                                                      =======      ====

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                               15,949    15,944
                                                                                       ======    ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                               15,949    15,944
     Plus: dilutive effect of stock options                                                35         7
                                                                                       ------    ------
           Adjusted weighted average shares                                            15,984    15,951
                                                                                       ======    ======

Net income per share data:
     Basic and diluted                                                                  $0.55     $0.01
                                                                                        =====     =====

Options to purchase 276,500 common shares, which equate to 3,401 incremental common equivalent shares, were excluded from the calculation above for the three months ended June 30, 1998 as their effect would have been antidilutive. In addition, options to purchase 541,000 and 286,500 common shares were excluded from the calculations above for the three months and six months ended June 30, 1999 and the three and six months ended June 30, 1998, respectively, because the exercise prices on the options were greater than the average market price for the periods.


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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months and six months ended June 30, 1999 and 1998. The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments.


                                                                       Electrical
                                                          Aluminum      Conduit        Other        Total
                                                          --------     ----------      -----       ----------
Three months ended June 30, 1999
--------------------------------
Net sales to external customers                              $240,282      $31,243     $    --       $271,525
Intersegment net sales                                          7,213           --      (7,213)            --
Operating income                                               13,213        2,420      (2,578)        13,055
Depreciation and amortization                                   7,902          911           61         8,874
Total assets                                                  583,042      112,731           --       695,773
Capital expenditures                                            5,719        5,013           --        10,732

Three months ended June 30, 1998
--------------------------------
Net sales to external customers                              $228,443      $29,903     $    --       $258,346
Intersegment net sales                                          6,364           --      (6,364)            --
Operating income                                                  957        3,231      (1,646)         2,542
Depreciation and amortization                                   7,827          778          120         8,725
Total assets                                                  589,419       97,061          137       686,617
Capital expenditures                                            6,303        1,411           --         7,714

Six months ended June 30, 1999
------------------------------
Net sales to external customers                              $449,126      $61,149     $    --       $510,275
Intersegment net sales                                         13,341           --     (13,341)            --
Operating income                                               20,812        4,919      (4,875)        20,856
Depreciation and amortization                                  15,693        1,785          182        17,660
Total assets                                                  583,042      112,731           --       695,773
Capital expenditures                                           12,682        7,747           --        20,429

Six months ended June 30, 1998
------------------------------
Net sales to external customers                              $446,677      $60,596     $    --       $507,273
Intersegment net sales                                         12,840           --     (12,840)            --
Operating income                                                5,869        7,577      (3,814)         9,632
Depreciation and amortization                                  15,455        1,556          222        17,233
Total assets                                                  589,419       97,061          137       686,617
Capital expenditures                                           12,497        1,907           --        14,404


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

During the first six months of 1999, shipments of the Company's aluminum sheet products increased by 13% from the first six months of 1998. These increased shipments were provided by capital projects at the Company's Uhrichsville, Ohio rolling mill and productivity gains at the Company's Lewisport, Kentucky rolling mill. While overall demand for aluminum sheet products remained strong, material margins for the first half of 1999 declined from the fourth quarter of 1998 levels due to higher acquisition costs for scrap aluminum. The Company increased its maintenance spending in its aluminum operations during the first half of 1999, especially in the hot mill department, to support higher volumes, increase machine reliability, and increase the probability of excellent quality and service to the Company's customers.

Demand for the Company's electrical conduit and cable products continued to exceed the Company's capacity to supply these products during the first six months of 1999. Despite this strength in demand, the material margins for the Company's electrical conduit and cable products came under pressure during the first half of 1999 and are below the levels achieved last year. While the Company has been adding additional electrical cable armoring capacity since the second quarter of 1997, this capacity only reached full production in the latter part of 1998 due to substantial labor turnover and the time involved in employee skills training. The strong market for electrical conduit also allowed the Company to concentrate on higher margin products during the first six months of 1999. Value added products such as MC cable represented a higher ratio of Alflex's first half 1999 sales compared to the same period in the prior year. In addition, the Company opened a new plant in Rocky Mount, North Carolina during the second quarter of 1999. This move increased production and enhanced the Company's competitive position by placing that capacity closer to attractive markets along the eastern United States.

Results of Operations for the three months and six months ended June 30, 1999 and 1998
Net Sales. Net sales for the quarter ended June 30, 1999, increased 5% to $272 million (including $31.2 million from Alflex) from $258 million (including $29.9 million from Alflex) for the same period in 1998. Net sales for the six month period ended June 30, 1999, were $510 million (including $61.1 million from Alflex), a 1% increase from the $507 million recorded in the first half of 1998 (including $60.6 million from Alflex). The increase is due to higher shipments which was partially offset by lower aluminum and copper prices. Unit sales volume of aluminum increased 17% to 274.8 million pounds for the second quarter of 1999 from 234.7 million pounds for the second quarter of 1998. Unit sales volume of aluminum was 512.7 million pounds for the first half of 1999, an increase of 13% from the 453.6 million pounds for the first half of 1998. Alflex unit sales volume was 147.4 million feet for the second quarter of 1999 and
282.4 million feet for the first six months of 1999, increases of 16% and 12%, respectively, over 127.1 million feet and 252.7 million feet, respectively, for the comparable periods in 1998.

Gross Profit. Gross profit for the quarter ended June 30, 1999, increased to $27.2 million from $13.8 million for the same period in 1998. Gross profit for the six months ended June 30, 1999 was $48.1 million versus $32.2 million for the comparable period in 1998. This increase was attributable to increased sales volumes and higher material margins. The Company's unit manufacturing costs decreased compared to the same period in 1998 as a result of the higher volumes and material margins were higher in the first half of 1999 than in the first half of 1998.

Operating Income. The Company produced operating income of $13.1 million for the second quarter of 1999 compared with $2.5 million for the second quarter of 1998. For the six month period ended June 30, 1999, operating income was $20.9, up from $9.6 million for the first half of 1998. Selling, general and administrative expenses during the second quarter of 1999 were $13.0 million, compared with $10.1 million for the same period in 1998 and were $25.0 million for the six months ended June 30, 1999, compared with $20.4 million for the same period in 1998. The increase was due to increases at Alflex associated with higher sales volume and the infrastructure required to support the growth of this business. Other factors contributing to the increase in selling, general and administrative expenses were an increase in pension expense, a new variable compensation plan and additional office expenses due to renovation and expansion of office facilities.

Net Income. Net income was $6.6 million for the quarter ended June 30, 1999, compared with a net loss of $2.6 million for the same period in 1998. Net income for the six months ended June 30, 1999 was $8.7 million compared with $0.2 million for the first half of 1998. Interest expense was $4.7 million for the quarter ended June 30, 1999, compared to $5.6 million for the same period in 1998 and $10.0 million for the six months ended June 30, 1999, compared with $11.2 million for the first half of 1998. These decreases in the Company's interest expense are primarily due to the reduction in amounts outstanding under the Company's accounts receivable securitization facility. Income tax expense was $1.8 million in the second quarter of 1999 compared to an income tax benefit of $0.3 million for the same period in 1998 and an income tax expense of $2.5 million for the six months ended June 30, 1999, compared to an income tax benefit of $1.3 million for the same period in 1998. The change between quarters is primarily a result of the expected increase in the Company's taxable income for the year 1999 compared to the year 1998, while the change in the six month periods is a result of the expected increase in the Company's taxable income and a $1.5 million favorable adjustment recorded in the first quarter of 1998 to the prior year's tax expense. The adjustment resulted from the filing of amended federal income tax returns for prior years.

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

On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. At June 30, 1999, the Company had outstanding $105.0 million under the agreement and had $67.4 million of net residual interest in the securitized receivables. The net residual interest in the securitized receivables is included in other current assets in the Company's consolidated financial statements.

Capital expenditures were $10.7 million during the quarter ended June 30, 1999 and $20.4 million for the six months ended June 30, 1999. At June 30, 1999, the Company had commitments of $8.7 million for the purchase or construction of capital assets. Total capital expenditures for the year 1999 are expected to be approximately $36 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities, including the completion of Alflex's new production and distribution facility in North Carolina, and meeting environmental requirements.

Risk Management

The Company offers its customers multiple pricing methods, including fixed firm prices. Purchases of metal for forward delivery as well as hedging with futures contracts and options are used to reduce the Company's aggregate exposure to the risk of changes in metal prices. This is accomplished by establishing at the time of a customer's order a fixed margin between the cost of the metal and the Company's product price to the customer. Gains and losses resulting from changes in the market value of these futures contracts and options increase or decrease cost of sales at the time of revenue recognition. At June 30, 1999, the Company held purchase and sales commitments through 1999 totaling $77 million and $324 million, respectively. The Company held futures contracts, marked-to-market at June 30, 1999, with a net unrealized gain of $4.3 million.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

The Company has entered into interest rate swap agreements with a notional amount of $38 million. With respect to these agreements, the Company pays a fixed rate of interest and receives a LIBOR-based floating rate.

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

As of June 30, 1999, approximately 97 percent of the Company's core business computer systems were Year 2000 compliant, with all computer systems, which includes mainframe, server, desktop and portable computers, embedded systems, in addition to the core business applications, expected to be compliant by the end of the third quarter of 1999 as planned. The total cost of the program is estimated to be $8.0 million, of which the Company has incurred approximately $7.6 million through June 30, 1999, and is being funded through operating cash flows. Maintenance or modification costs are expensed as incurred, while the cost of systems being replaced is capitalized and amortized over the new system's useful life. The Company presently believes that, with these modifications and replacements, the Year 2000 issues will not pose significant operational problems for the Company. However, if such modifications and replacements in critical operations are not completed timely, the Year 2000 issues may have a material impact on the results of operations or financial condition of the Company.

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

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in net income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company currently expects to adopt SFAS No. 133 in the Company's first quarter 2001 reporting, as required by the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 137, issued in June 1999, which defers SFAS No. 133's effective date by one year. Management is currently evaluating the impact of SFAS No. 133 on the Company's future financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held April 23, 1999, the following matters were submitted for a vote by the security holders:

     Mr. Mark V. Kaminski and Mr. C. Frederick Fetterolf were elected directors for terms expiring in 2002. There were 13,652,905 and 13,656,772, respectively, votes cast for and 1,738,287 and 1,734,420,respectively, abstentions. The terms of office of Catherine G. Burke, Paul E. Lego, John E. Merow and Victor Torasso continued after the meeting.

     Ratification of an amendment of the 1997 Stock Incentive Plan to increase the number of shares authorized for awards of options and restricted stock to key employees and options and unrestricted stock to non-employee directors. There were 12,260,044 votes for, 2,254,516 votes against and 60,875 abstentions.

     Ratification of additional amendments to the 1997 Stock Incentive Plan to permit the sale of up to 1,250,000 shares of unrestricted stock at market value to key employees financed by full-recourse loans from the Company and of a related 1999 Executive Incentive Plan. There were 12,388,900 votes for, 2,125,360 votes against and 61,175 abstentions.

     Ratification  of  the  selection  of  PricewaterhouseCoopers   LLP  as  the
Company's independent auditors for 1999. There were 15,341,407 votes for and 22,556 votes against and 27,229 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
                  27            Financial Data Schedule.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          COMMONWEALTH INDUSTRIES, INC.


                          By:      /s/ William G. Toler
                                   --------------------
                                   William G. Toler
                                   Vice President - Finance and Administration
                                   (Principal Accounting Officer)

Date:    July 29, 1999

                                  Exhibit Index

Exhibit
Number                    Description

   27            Financial Data Schedule.