Form 10-Q
period 1999-09-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 1999-11-12
CIK 934747

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

                For the quarterly period ended September 30, 1999

                                       or

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

Yes     X    No ____

The registrant had 16,621,000 shares of common stock outstanding at November 2, 1999.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number

         Condensed Consolidated Balance Sheet as of September 30, 1999
         and December 31, 1998                                            3

         Condensed Consolidated Statement of Income for the three
         months and nine months ended September 30, 1999 and 1998         4

         Condensed Consolidated Statement of Cash Flows for the nine
         months ended September 30, 1999 and 1998                         5

         Notes to Condensed Consolidated Financial Statements             6-9


Item 2.   Management's Discussion and Analysis of Financial Condition     10-13
           and Results of Operations


                           Part II - Other Information


Item 1.   Legal Proceedings                                               14

Item 6.   Exhibits and Reports on Form 8-K                                14

Signatures                                                                15

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                     September 30,             December 31,
                                                                         1999                     1998
                                                                     --------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                          $        -              $        6
     Accounts receivable, net                                                  549                     228
     Inventories                                                           176,026                 174,968
     Prepayments and other current assets                                   72,421                  25,367
                                                                     --------------           -------------
            Total current assets                                           248,996                 200,569
Property, plant and equipment, net                                         275,202                 269,837
Goodwill, net                                                              165,729                 169,086
Other noncurrent assets                                                      8,092                   8,907
                                                                     --------------           -------------
            Total assets                                                 $ 698,019               $ 648,399
                                                                     ==============           =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                            $   3,674               $       -
     Accounts payable                                                       84,066                  54,244
     Accrued liabilities                                                    39,138                  31,133
                                                                     --------------           -------------
            Total current liabilities                                      126,878                  85,377
Long-term debt                                                             125,000                 125,000
Other long-term liabilities                                                  8,663                   8,859
Accrued pension benefits                                                    16,589                  15,930
Accrued postretirement benefits                                             86,822                  86,704
                                                                     --------------           -------------
            Total liabilities                                              363,952                 321,870
                                                                     --------------           -------------

Commitments and contingencies                                                    -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,621,000 and 15,944,000 shares outstanding at
          September 30, 1999 and December 31, 1998, respectively               166                     159
     Additional paid-in capital                                            409,272                 398,794
     Accumulated deficit                                                   (62,427)                (69,621)
     Unearned compensation                                                    (302)                   (672)
     Notes receivable from sale of common stock                            (10,511)                      -
     Accumulated other comprehensive income:
            Minimum pension adjustment                                      (2,131)                 (2,131)
                                                                     --------------           -------------
               Total stockholders' equity                                  334,067                 326,529
                                                                     --------------           -------------
               Total liabilities and stockholders' equity                $ 698,019               $ 648,399
                                                                     ==============           =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                      (in thousands except per share data)

                                                               Three months ended                     Nine months ended
                                                                  September 30,                          September 30,
                                                         ------------------------------        -------------------------------
                                                             1999             1998                 1999                1998
                                                          -------------     ------------        -------------      ------------
Net sales                                                   $ 275,083        $ 231,348            $ 785,358         $ 738,621
Cost of goods sold                                            256,729          215,390              718,935           690,436
                                                          -------------     ------------        -------------      ------------
     Gross profit                                              18,354           15,958               66,423            48,185
Selling, general and administrative expenses                   13,007           11,265               37,982            31,622
Amortization of goodwill                                        1,119            1,119                3,357             3,357
                                                         -------------     ------------        -------------      ------------
     Operating income                                           4,228            3,574               25,084            13,206
Other income (expense), net                                       278              107                  731               511
Interest expense, net                                          (4,663)          (5,671)             (14,708)          (16,887)
                                                         -------------     ------------        -------------      ------------
     Income (loss) before income taxes                           (157)          (1,990)              11,107            (3,170)
Income tax expense (benefit)                                   (1,039)             149                1,488            (1,182)
                                                         -------------     ------------        -------------      ------------
     Net income (loss)                                          $ 882         $ (2,139)             $ 9,619          $ (1,988)
                                                         =============     ============        =============      ============

     Basic and diluted net income (loss) per share             $ 0.05          $ (0.13)              $ 0.60           $ (0.12)
                                                         =============     ============        =============      ============

Weighted average shares outstanding
     Basic                                                     16,373           15,944               16,092            15,944
     Diluted                                                   16,471           15,944               16,148            15,944

Dividends paid per share                                       $ 0.05           $ 0.05               $ 0.15            $ 0.15

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                               Nine months ended September 30,
                                                                                           -------------------------------------
                                                                                              1999                      1998
                                                                                           ------------           --------------
Cash flows from operating activities:
   Net income (loss)                                                                           $ 9,619                 $ (1,988)
   Adjustments to reconcile net income (loss) to net cash provided by operations:
        Depreciation and amortization                                                           26,619                   25,941
        Issuance of common stock in connection with stock awards                                    44                       72
        Loss on disposal of property, plant and equipment                                            7                      301
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                                      (321)                      92
             (Increase) in inventories                                                          (1,058)                 (14,303)
             (Increase) decrease in prepayments and other current assets                       (47,054)                  11,632
             (Increase) in other noncurrent assets                                                 (85)                    (165)
             Increase in accounts payable                                                       29,822                    4,638
             Increase in accrued liabilities                                                     8,005                    4,926
             Increase in other liabilities                                                         581                    3,079
                                                                                           ------------           --------------
                 Net cash provided by operating activities                                      26,179                   34,225
                                                                                           ------------           --------------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                                  (27,441)                 (21,723)
   Proceeds from sale of property, plant and equipment                                               7                       32
                                                                                           ------------           --------------
        Net cash (used in) investing activities                                                (27,434)                 (21,691)
                                                                                           ------------           --------------
Cash flows from financing activities:
   Increase (decrease) in outstanding checks in excess of deposits                               3,674                   (9,122)
   Proceeds from long-term debt                                                                 43,800                   42,025
   Repayments of long-term debt                                                                (43,800)                 (37,675)
   Cash dividends paid                                                                          (2,425)                  (2,392)
                                                                                           ------------           --------------
        Net cash provided by (used in) financing activities                                      1,249                   (7,164)
                                                                                           ------------           --------------
Net (decrease) increase in cash and cash equivalents                                                (6)                   5,370
Cash and cash equivalents at beginning of period                                                     6                        -
                                                                                           ------------           --------------
Cash and cash equivalents at end of period                                                     $     -                 $  5,370
                                                                                           ============           ==============
Supplemental disclosures:
   Interest paid                                                                               $11,397                 $ 13,799
   Income taxes paid                                                                             2,338                      292
Non-cash activities:
   Issuance of common stock for notes receivable                                               $10,511                 $      -

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

The effect of this change in accounting principle was to decrease net income reported for the three months and nine months ended September 30, 1999 by $10.0 million and $8.6 million, or $0.61 and $0.53 per share, respectively. The Company has omitted the disclosure of the cumulative effect of this change on retained earnings as of the date of the change and the pro forma effects of retroactive application due to such amounts not being determinable.


(in thousands)                      September 30, 1999      December 31, 1998
--------------                      ------------------      -----------------
Raw materials                          $   44,065                  $   34,908
Work in process                            79,088                      74,960
Finished goods                             45,624                      49,079
Expendable parts and supplies              16,042                      14,910
                                        ---------                   ---------
                                          184,819                     173,857
LIFO reserve                               (8,793)                      3,659
                                        ---------                   ---------
                                          176,026                     177,516
Lower of cost or market reserve                 -                      (2,548)
                                        ---------                   ---------
                                        $ 176,026                   $ 174,968
                                        =========                   =========

Inventories of $148.0 million and $38.1 million, included in the above totals (before the LIFO reserve and lower of cost or market reserve) at September 30, 1999 and December 31, 1998, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

On September 30, 1999, the Company did not have any deferred realized gains or losses recorded as an adjustment to the carrying value of inventory. The Company had deferred realized losses of $2.2 million at December 31, 1998 which were recorded as an increase to the carrying value of inventory.

3. Provision for Income Taxes
The Company recognized an income tax benefit of $1.0 million and an income tax expense of $1.5 million for the three months and nine months ended September 30, 1999, respectively, compared to an income tax expense of $0.1 million and an income tax benefit of $1.2 million for the three months and nine months ended September 30, 1998, respectively. Included in the income tax benefit for the nine months ended September 30, 1998 is a $1.5 million favorable adjustment recorded in the first quarter of 1998 as the result of the filing of amended federal income tax returns for prior years.

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:


                                                                                     Three months ended
                                                                                     ------------------
                                                                                        September 30,
                                                                                        -------------
                                                                                      1999        1998
                                                                                      ----        ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                                  $ 882    $(2,139)
                                                                                        =====    ========

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                               16,373      15,944
                                                                                       ======      ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                               16,373      15,944
     Plus: dilutive effect of stock options                                                98           -
                                                                                       ------      ------
           Adjusted weighted average shares                                            16,471      15,944
                                                                                       ======      ======

Net income (loss) per share data:
     Basic and diluted                                                                  $0.05     $(0.13)
                                                                                        =====     =======

                                                                                     Nine months ended
                                                                                     ------------------
                                                                                        September 30,
                                                                                        -------------
                                                                                      1999        1998
                                                                                      ----        ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                                $ 9,619    $(1,988)
                                                                                      =======    ========

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                               16,092      15,944
                                                                                       ======      ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                               16,092      15,944
     Plus: dilutive effect of stock options                                                56           -
                                                                                       ------      ------
           Adjusted weighted average shares                                            16,148      15,944
                                                                                       ======      ======

Net income (loss) per share data:
     Basic and diluted                                                                  $0.60     $(0.12)
                                                                                        =====     =======

Options to purchase  5,000 and 186,000  common  shares,  which  equate to 35 and
4,447 incremental common equivalent  shares,  were excluded from the calculation
above  for  the  three  months  and  nine  months  ended   September  30,  1998,
respectively, as their effect would have been antidilutive. In addition, options to  purchase  274,000  and  545,000  common  shares for the three  months  ended
September 30, 1999 and 1998, respectively, and 529,500 and 545,000 common shares for the nine  months  ended  September  30,  1999 and 1998,  respectively,  were excluded from the calculations  above because the exercise prices on the options were greater than the average market price for the periods.


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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months and nine months ended September 30, 1999 and 1998. The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments.

                                                                       Electrical
                                                          Aluminum      Conduit        Other        Total
                                                          --------     ----------      -----       ---------
Three months ended September 30, 1999
-------------------------------------
Net sales to external customers                              $243,327      $31,756     $     --      $275,083
Intersegment net sales                                          8,137           --       (8,137)           --
Operating income                                                4,853        2,449       (3,074)        4,228
Depreciation and amortization                                   8,090          751          118         8,959
Total assets                                                  584,176      113,774           69       698,019
Capital expenditures                                            5,310        1,702           --         7,012

Three months ended September 30, 1998
-------------------------------------
Net sales to external customers                              $198,234      $33,114      $    --      $231,348
Intersegment net sales                                          6,062           --       (6,062)           --
Operating income                                                1,478        4,310       (2,214)        3,574
Depreciation and amortization                                   7,807          779          122         8,708
Total assets                                                  571,022       99,922          384       671,328
Capital expenditures                                            5,998        1,321           --         7,319

Nine months ended September 30, 1999
------------------------------------
Net sales to external customers                              $692,453      $92,905      $    --      $785,358
Intersegment net sales                                         21,478           --      (21,478)           --
Operating income                                               25,665        7,368       (7,949)       25,084
Depreciation and amortization                                  23,783        2,536          300        26,619
Total assets                                                  584,176      113,774           69       698,019
Capital expenditures                                           17,992        9,449           --        27,441

Nine months ended September 30, 1998
------------------------------------
Net sales to external customers                              $644,911      $93,710      $    --      $738,621
Intersegment net sales                                         18,902           --      (18,902)           --
Operating income                                                7,347       11,887       (6,028)       13,206
Depreciation and amortization                                  23,262        2,335          344        25,941
Total assets                                                  571,022       99,922          384       671,328
Capital expenditures                                           18,495        3,228           --        21,723


6. Stockholders'Equity
In July 1999, the Company adopted an Executive Stock Purchase Incentive Program (the "Program") which had been authorized by the Company's stockholders at the Company's annual meeting of stockholders held in April 1999. Under the Program, the Company extended credit to certain key executives to purchase the Company's common stock at fair market value. The loans are secured by the shares acquired and are repayable with full-recourse to the executives. The Program provides for the key executives to earn repayment of a portion of the notes, based on achieving annual and cumulative performance objectives as set forth by the Management Development and Compensation Committee of the Board of Directors. The notes bear interest at 5.96 percent per annum. The principal amount of each loan is payable in four equal installments on December 31 in each of the years 2003, 2004, 2005 and 2006, in each case together with accrued and unpaid interest. A total of 677,000 shares were issued during August 1999 which represents approximately 4% of the common shares outstanding at September 30, 1999. The outstanding principal balance of the notes at September 30, 1999 was $10,511,000 and is classified as a reduction of stockholders' equity.

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

During the first nine months of 1999, shipments of the Company's aluminum sheet products increased by 17% from the first nine months of 1998. These increased shipments were made possible by capital projects at the Company's Uhrichsville, Ohio rolling mill and productivity gains at the Company's Lewisport, Kentucky rolling mill. While overall demand for aluminum sheet products remained strong, material margins for the first nine months of 1999 declined from the fourth quarter of 1998 levels due to higher acquisition costs for scrap aluminum. The Company increased its maintenance spending in its aluminum operations during the nine months of 1999, especially in the hot mill department, to support higher volumes, increase machine reliability, and increase the probability of excellent quality and service to the Company's customers.

Demand for the Company's electrical conduit and cable products continues to be strong; however, the supply of these products has increased as a result of expansions of existing production by competitors, and the entry of new participants into the market. As a result, material margins for the Company's electrical conduit and cable products have come under pressure during the first nine months of 1999 and are below the levels achieved last year. Demand for the Company's armored cable products, in particular, continues to be strong. Value added products such as MC cable represented a higher ratio of Alflex's first nine months 1999 sales compared to the same period in the prior year. In addition, the Company opened a new plant in Rocky Mount, North Carolina during the second quarter of 1999. This move increased production and enhanced the Company's competitive position by placing that capacity closer to attractive markets along the eastern United States.

Results of Operations for the three months and nine months ended
September 30, 1999 and 1998
Net Sales. Net sales for the quarter ended September 30, 1999, increased 19% to $275 million (including $31.8 million from Alflex) from $231 million (including $33.1 million from Alflex) for the same period in 1998. Net sales for the nine month period ended September 30, 1999, were $785 million (including $92.9 million from Alflex), a 6% increase from the $739 million recorded in the first nine months of 1998 (including $93.7 million from Alflex). The increase is due to higher shipments which was partially offset by lower aluminum and copper prices. Unit sales volume of aluminum increased 27% to 267.9 million pounds for the third quarter of 1999 from 211.3 million pounds for the third quarter of 1998. Unit sales volume of aluminum was 780.6 million pounds for the first nine months of 1999, an increase of 17% from the 664.9 million pounds for the first nine months of 1998. Alflex unit sales volume was 148.3 million feet for the third quarter of 1999 and 430.7 million feet for the first nine months of 1999, increases of 5% and 9%, respectively, over 141.1 million feet and 393.8 million feet, respectively, for the comparable periods in 1998.

Gross Profit. Gross profit for the quarter ended September 30, 1999, increased to $18.4 million from $16.0 million for the same period in 1998. Gross profit for the nine months ended September 30, 1999 was $66.4 million versus $48.2 million for the comparable period in 1998. This increase was attributable to increased sales volumes and higher material margins. The Company's unit manufacturing costs decreased compared to the same period in 1998 as a result of the higher volumes and material margins were higher in the first nine months of 1999 than in the first nine months of 1998.

Operating Income. The Company produced operating income of $4.2 million for the third quarter of 1999 compared with $3.6 million for the third quarter of 1998. For the nine month period ended September 30, 1999, operating income was $25.1, up from $13.2 million for the first nine months of 1998. Selling, general and administrative expenses during the third quarter of 1999 were $13.0 million, compared with $11.3 million for the same period in 1998 and were $38.0 million for the nine months ended September 30, 1999, compared with $31.6 million for the same period in 1998. The increase was due to increases at Alflex associated with higher sales volume and the infrastructure required to support the growth of this business. Other factors contributing to the increase in selling, general and administrative expenses were an increase in pension expense, increased costs related to Year 2000 compliance, a new variable compensation plan, a new executive compensation plan related to the Company's executive stock purchase incentive program and additional office expenses due to renovation and expansion of office facilities.

Net Income. Net income was $0.9 million for the quarter ended September 30, 1999, compared with a net loss of $2.1 million for the same period in 1998. Net income for the nine months ended September 30, 1999 was $9.6 million compared with a net loss of $2.0 million for the first nine months of 1998. Interest expense was $4.7 million for the quarter ended September 30, 1999, compared to $5.7 million for the same period in 1998 and $14.7 million for the nine months ended September 30, 1999, compared with $16.9 million for the first nine months of 1998. These decreases in the Company's interest expense are primarily due to the reduction in amounts outstanding under the Company's accounts receivable securitization facility. Income tax benefit was $1.0 million in the third quarter of 1999 compared to an income tax expense of $0.1 million for the same period in 1998 and an income tax expense of $1.5 million for the nine months ended September 30, 1999, compared to an income tax benefit of $1.2 million for the same period in 1998. Included in the income tax benefit for the nine months ended September 30, 1998 is a $1.5 million favorable adjustment recorded in the first quarter of 1998 as the result of the filing of amended federal income tax returns for prior years.

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

On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. At September 30, 1999, the Company had outstanding $93.0 million under the agreement and had $64.5 million of net residual interest in the securitized receivables. The net residual interest in the securitized receivables is included in other current assets in the Company's consolidated financial statements.

Capital expenditures were $7.0 million during the quarter ended September 30, 1999 and $27.4 million for the nine months ended September 30, 1999. At September 30, 1999, the Company had commitments of $15.3 million for the purchase or construction of capital assets. Total capital expenditures for the year 1999 are expected to be approximately $36 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities, including the completion of Alflex's new production and distribution facility in North Carolina, and meeting environmental requirements.

Risk Management

The price of aluminum is subject to fluctuations due to unpredictable factors in the worldwide market. To reduce this market risk, the Company purchases and sells futures contracts and options on the London Metal Exchange ("LME") based on its net metal position. The Company's metal position consists of inventories, purchase commitments, committed and anticipated sales, with the net amount hedged using LME futures contracts and options. At September 30, 1999, the Company held purchase and sales commitments through 2000 totaling $99 million and $286 million, respectively. The Company held futures contracts, marked-to-market at September 30, 1999, with a net unrealized gain of $4.0 million.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

The Company has entered into interest rate swap agreements with a notional amount of $15 million. With respect to these agreements, the Company pays a fixed rate of interest and receives a LIBOR-based floating rate.

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

As of September 30, 1999, approximately 99 percent of the Company's core business computer systems were Year 2000 compliant. All computer systems, which includes mainframe, server, desktop and portable computers, embedded systems, in addition to the core business applications, are expected to be Year 2000 compliant by the end of 1999. The total cost of the program is estimated to be $8.0 million, of which the Company has incurred approximately $7.8 million through September 30, 1999, and is being funded through operating cash flows. Maintenance or modification costs are expensed as incurred, while the cost of systems being replaced is capitalized and amortized over the new system's useful life. The Company presently believes that, with these modifications and replacements, the Year 2000 issues will not pose significant operational problems for the Company. However, if such modifications and replacements in critical operations are not completed timely, the Year 2000 issues may have a material impact on the results of operations or financial condition of the Company.

The Company recognizes the importance of readiness for potential worst case scenarios relating to the Year 2000 issues. The Company is developing contingency plans to minimize the effects of potential outside Year 2000 failures on the Company's operations. The Company relies on a number of customers and suppliers, including banks, telecommunication providers, utilities, and other providers of goods and services. The inability of these third parties to conduct their business for a significant period of time due to the Year 2000 issue could have a material adverse impact on the Company's operations. The Company is continuing to assess the Year 2000 readiness of its most critical customers and suppliers. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant. If a major supplier or customer is unable to supply raw materials or receive the Company's products, the Company's results of operations or financial condition could be materially impacted.

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

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
                 27            Financial Data Schedule.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

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


                   COMMONWEALTH INDUSTRIES, INC.


                   By:      /s/ Donald L. Marsh, Jr.
                            ------------------------
                            Donald L. Marsh, Jr.
                            Executive Vice President, Chief Financial
                            Officer and Secretary


Date:    November 10, 1999

                                  Exhibit Index

Exhibit
Number                  Description

   27            Financial Data Schedule.