Form 10-K
period 1999-12-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 2000-03-24
CIK 934747

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                       Fiscal Year Ended December 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
         The aggregate market value of the common stock held by non-affiliates of the registrant as of March 10, 2000 was $141,942,000.
         The number of shares outstanding of the registrant's common stock as of March 10, 2000 was 16,611,835.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions  of  the  annual  report  to   stockholders   of  Commonwealth
Industries, Inc. for the year ended December 31, 1999 are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement dated March 24, 2000 for the 2000 Annual Meeting of Stockholders to be held April 28, 2000 are incorporated by reference into Part III.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 1999

                                      INDEX

                                     PART I                                        Page
                                                                                   ----
Item 1.      Business.................................................................3
Item 2.      Properties..............................................................11
Item 3.      Legal Proceedings.......................................................11
Item 4.      Submission of Matters to a Vote of Security Holders.....................11
Item E.O.    Executive Officers of the Registrant....................................11

                                     PART II

Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters....12
Item 6.      Selected Financial Data.................................................13
Item 7.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...............................................13
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..............13
Item 8.      Financial Statements and Supplementary Data.............................13
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...........................................13

                                     PART III

Item 10.     Directors and Executive Officers of the Registrant......................14
Item 11.     Executive Compensation..................................................14
Item 12.     Security Ownership of Certain Beneficial Owners and Management..........14
Item 13      Certain Relationships and Related Transactions..........................14

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K..........14
             Signatures..............................................................20

                                     PART I

Item 1.  Business.

          Commonwealth Industries, Inc. (the "Company") is one of North America's leading manufacturers of aluminum sheet and, through its Alflex Corporation subsidiary ("Alflex"), of electrical flexible conduit and prewired armored cable.

         The Company's aluminum sheet products are produced using the conventional, direct -chill rolling ingot casting process at the Company's multi-purpose aluminum rolling mill at Lewisport, Kentucky, one of the largest in North America, and by the continuous casting process at its facilities located in Uhrichsville, Ohio, and Carson, California. The Company operates coating lines at the Lewisport mill and at Company facilities in Bedford, Ohio, and Torrance, California. It also operates tube mills at the Bedford and Carson locations. The electrical flexible conduit and prewired armored cable products are manufactured at Alflex facilities in Long Beach, California and Rocky Mount, North Carolina.

         The aluminum sheet products manufactured by the Company are generally referred to as common alloy products. They are produced in a number of aluminum common alloys with thicknesses (gauge) of 0.008 to 0.250 inches, widths of up to 72 inches, and a variety of physical properties and packaging, in each case to meet customer specifications. These products are sold to distributors and end-users, principally for use in building and construction products such as roofing, siding, windows and gutters; transportation equipment such as truck trailers and bodies and automotive parts; and consumer durables such as cookware, appliances and lawn furniture. The Bedford and Carson facilities also fabricate aluminum sheet into welded tube products for various markets. Substantially all of the Company's aluminum sheet products are produced in response to specific customer orders. Production of aluminum sheet products in 1999 was 1.023 billion pounds or about 94% of capacity. In 1999, the North American market for aluminum sheet products, excluding rigid container sheet, foil and exports, was approximately 4.1 billion pounds.

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

         The Company estimates that at December 31, 1999 it had a backlog of firm orders for which product specifications have been defined of 255.5 million pounds of aluminum sheet products with an aggregate sales price of $275.9 million, compared to an estimate of 305.9 million pounds with an aggregate sales price of $292.2 million at December 31, 1998. Backlog is not a significant factor for the Company's electrical products.

Aluminum Sheet Products

         Manufacturing

         The Company's aluminum sheet manufacturing facilities are comprised of the rolling mills at Lewisport, Kentucky, Uhrichsville, Ohio, and Carson, California, coating facilities at Lewisport, Bedford, Ohio, and Torrance, California, and tube mills at Bedford and Carson.

         The Lewisport mill uses the conventional, vertical direct-chill, rolling ingot casting process. This process permits the production of traditional aluminum sheet with strength, hardness, formability, finishing and other characteristics preferred for many applications. The flexibility permitted by this multi-purpose rolling mill enables the Company to target higher margin products, manufacture a variety of products with consistent high quality and respond quickly to shifts in market demand. In 1999, the Lewisport mill produced 617 million pounds of aluminum sheet products. At full capacity utilization, unit costs of converting metal to aluminum sheet products at Lewisport are believed to be among the lowest in the industry for plants using the conventional process.

         The Uhrichsville and Carson mills use low-cost, scrap-based twin-belt mini-mill continuous casting production technology. This process permits the efficient production of aluminum sheet alloys used in building and construction and other applications not requiring the more complex alloys or the physical characteristics better provided by the conventional casting method. The process eliminates several steps associated with conventional casting, thereby reducing manufacturing costs. Capital costs also are significantly lower than for mills using the conventional casting process. Since 1993, the annual capacity of the Uhrichsville and Carson mills has been increased by over 75% from approximately 250 million pounds to 445 million pounds in 1999. The increased capacity and a continuous improvement strategy resulted in a significant reduction in sheet production costs. The Company believes that its continuous cast mill in Uhrichsville has the lowest conversion costs per pound in the world.

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

         Casting and Rolling

         At Lewisport, scrap, in some cases after processing in the Company's recycling facilities, and primary aluminum are melted in induction or reverbatory furnaces. Small amounts of copper, magnesium, manganese and other metals are added to produce alloys with the desired hardness, formability and other physical characteristics. The molten aluminum is then poured through a mold surrounded by circulating water, which cools and solidifies into an ingot about 24 inches thick and weighing as much as 40,000 pounds. The cooled ingot is conveyed to the rolling mill area for further processing. During 1999, the Company spent approximately $0.7 million and is planning to spend an estimated additional $0.2 million during the 2000-2001 period to bring the south casting facilities at Lewisport into compliance with more stringent clean air regulatory regulations expected to come into effect in 2002. In addition, during 1999 the Company spent approximately $4.2 million in the north casting facilities at Lewisport to increase the Company's ability to utilize lower cost aluminum scrap units.

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

         The Company and IMCO Recycling, Inc ("IMCO") are parties to a Supply Agreement under which IMCO serves as the major supplier of recycled aluminum for the Company's Uhrichsville mill. Under the Supply Agreement, the Company purchases aluminum scrap and delivers it to IMCO who then processes and converts it into molten metal at its recycling and processing facility located adjacent to the Company's mill. The Company is responsible for the treatment and disposal of the waste generated as a result of IMCO's processing services on behalf of the Company. The Supply Agreement expires March 31, 2009. The Company has an option to purchase the IMCO facility and a right of first refusal if IMCO wishes to sell the facility.

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

Electrical Products

         Alflex fabricates its flexible conduit and armored cable at its Long Beach, California and Rocky Mount, North Carolina facilities. The Rocky Mount facility was completed in 1999 with production starting in the second quarter of 1999. This facility increased Alflex's capacity for cable products by approximately 50%. Alflex purchases its aluminum sheet from the Company. Alflex also uses significant amounts of copper and steel as raw materials.

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

         During 1998, the Company executed a strategic alliance with BICCGeneral whereby beginning in the second half of 1999, Alflex ceased drawing wire and coating the wire with plastic insulation, and instead purchases all of its copper wire requirements from BICCGeneral.

         Alflex has designed its manufacturing processes to allow it to produce a wide range of electrical flexible conduit and prewired armored cable products. The Company believes this manufacturing flexibility has contributed significantly to the growth in this business. Also, since the acquisition of the Alflex business, the Company has increased Alflex's electrical conduit and cable manufacturing capacity. Production volume increased from 519 million feet in 1997 to 613 million feet in 1999.

Customers and Markets

         The Company's aluminum sheet products are sold to distributors as well as end-users, principally in the building and construction, transportation and consumer durables markets. The Company ceased manufacturing rigid container sheet ("RCS") for the packaging market during 1999 in order to focus all of the Company's resources on its core products.

         The following table sets forth for 1999 and 1998 the percentage of aluminum sheet net shipments contributed by each of these classes of customers and the Company's estimate of its share of these markets in North America.

                                  % of Net Shipments         % Market Share
                                  ------------------         --------------
                                   1999        1998           1999     1998
                                   ----        ----           ----     ----
Building and construction           41          39             34       32
Distribution                        31          30             22       21
Transportation                      13          12             18       17
Consumer durables and other         11          11             12       11
Rigid container sheet (packaging)    4           8              1        2
                                   ---         ---
                                   100         100
                                   ===         ===

         The building and construction sector is the largest end-use market other than the packaging market for common alloy aluminum sheet products.

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

         Packaging is the largest single end-use of aluminum sheet, accounting for about one-half of the estimated world-wide market. Much of this product is produced by large, single-purpose rolling mills. As previously mentioned, the Company exited the packaging market during 1999.

         Market share estimates exclude heat-treated aluminum plate and sheet, which the Company does not produce. The Company estimates that heat-treated products constitute an immaterial portion of the end-use markets served by the Company.

         Company sales are made to customers located primarily throughout North America. Sales outside North America have not been significant. No single customer accounted for more than 10% of 1999 net sales.

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

         Alflex electrical products are sold primarily through independent sales representatives to electrical distributors. Distributors represented approximately 84% of Alflex net sales in 1999. The remaining sales are made to the do-it-yourself ("DIY"), original equipment manufacturer ("OEM") and heating ventilation and air conditioning ("HVAC") markets. The independent sales representatives do not market Alflex's products exclusively, but they do not sell products that are in direct competition with products manufactured and sold by Alflex. Alflex serves over 6,000 customers.

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

Competition

         The Company competes in the production and sale of common alloy aluminum sheet products with some 20 other aluminum rolling mills in North America and with imported products.

         Aluminum Company of America ("Alcoa") and Alcan Aluminium Ltd. ("Alcan") have a significantly larger share of the total United States market for aluminum sheet products, including packaging and aluminum foil. However, in the market for common alloy aluminum sheet products other than can sheet and aluminum foil, the market share leaders are Alcoa, Alcan and the Company.

         During 1999, Alcoa announced that it was purchasing Reynolds Metal Company and Alcan announced that it was merging with Pechiney of France and Algroup of Switzerland. Both transactions are expected to be completed in 2000 and the Company believes that the effect of these transactions on competition can not be determined at this time.

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

Research and Development

         The Company conducts research and development activities at its rolling mills as part of its ongoing operations to improve product quality and reduce manufacturing costs. Outside consultants also are utilized.

         Alflex  focuses  its  research  and   development   activities  on  the
development of new products and the improvement of its conduit and cable manufacturing processes through the development of proprietary manufacturing equipment and the reduction of waste.

         The   estimated   amounts   spent  during   1999,   1998  and  1997  on
Company-sponsored research and development activities were $1.4 million, $0.9 million and $0.8 million, respectively.

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

         Future regulations, under the Clean Air Act and otherwise, will impose stricter emission requirements on the aluminum industry. While the Company believes that current pollution control measures at most of the emission sources at its facilities will meet these anticipated future requirements, additional measures at some of the Company's facilities, including Lewisport as discussed above under "Aluminum Sheet Products-Casting and Rolling", may be required.

             The Company has been named as a potentially responsible party at seven federal superfund sites and has completed closure activities at two of the sites for past waste disposal activity associated with closed recycling facilities. A trust fund exists to fund the activity at one of the sites undergoing closure and was established through contributions from two other parties in exchange for indemnification from further liability. The Company is reimbursed from the trust fund for approved closure and postclosure expenditures incurred at the site. The balance remaining in the trust fund at December 31, 1999 was approximately $0.4 million. In determining the adequacy of the Company's aggregate environmental contingency accrual, the assets of the trust fund were taken into account. At the five other federal superfund sites, the Company is a minor contributor and has satisfied its obligations at two of the sites and expects to resolve its liability at the remaining three sites for a nominal amount. The Company is under orders by agencies in three states for environmental remediation at four sites, two of which are currently operating and two of which have been closed. Based on currently available information, the Company estimates the range of possible remaining expenditures with respect to the above matters is between $9 million and $13 million.

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

         The Company's aggregate loss contingency accrual for environmental matters was $9.6 million at December 31, 1999, which covers all environmental loss contingencies that the Company has determined to be probable and reasonably estimable. It is not possible, however, to predict the amount or timing of cost for future environmental matters which may subsequently be determined. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on the Company's consolidated results of operations or cash flows for the applicable period, the Company believes that such outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

         The Company has incurred and will continue to incur capital and operating expenditures for matters relating to environmental control and monitoring. Capital expenditures of the Company for environmental control and monitoring for 1999 and 1998 were $1.5 million and $2.1 million, respectively. All other environmental expenditures of the Company, including remediation expenditures, for 1999, 1998 and 1997 were $2.3 million, $1.0 million, and $3.1 million, respectively.

         The Company has planned environmental capital expenditures for 2000 and 2001 of $0.4 million and $1.0 million, respectively, which includes the amounts which may be spent to meet future clean air requirements at Lewisport as discussed above under "Aluminum Sheet Products-Casting and Rolling".

Employees

         At December 31, 1999, the Company employed 2,331 persons, of whom 1,647 were full-time non-salaried employees including 781 at Lewisport represented by the United Steel Workers of America ("USW") and 228 at the Uhrichsville and Bedford facilities represented by the Glass, Molders, Pottery, Plastic & Allied Workers International, AFL-CIO, CLC union ("GMP"). Current collective bargaining agreements with the USW and the GMP expire in July 2003 and December 2000, respectively. The Company believes its relationships with its employees are good.

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

        Location                     Nature            Square Feet      Status
        --------                     ------            -----------      ------
Louisville, Kentucky    Administrative offices              30,000      Leased

Lewisport, Kentucky     Rolling mill and coating         1,700,000       Owned
                        facility

Uhrichsville, Ohio      Rolling mill                       285,000       Owned

Carson, California      Rolling mill and tube mill         103,000       Owned

Bedford, Ohio           Coating facility and tube mill     164,000      Leased

Torrance, California    Coating facility                    60,000      Leased

Long Beach, California  Alflex administrative offices      154,000      Leased
                        and manufacturing facility

Rancho Dominquez,       Alflex distribution center         111,000      Leased
 California

Rocky Mount, North      Alflex manufacturing facility      105,000       Owned
 Carolina               and distribution center

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

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

Item E.O. Executive Officers of the Registrant.

         The executive officers of the Company as of March 19, 2000 were:

     Name            Age           Position with the Company
     ----            ---           -------------------------
Mark V. Kaminski      44    President, Chief Executive Officer and Director

Donald L. Marsh, Jr.  53    Executive Vice President, Chief Financial Officer
                                and Secretary

Robert R. Beal        48    Vice President Communications and Computing Services

Henry Del Castillo    60    Vice President Finance

Gregory P. Givan      47    Vice President and Treasurer

Katherine R. Gould    36    Vice President Organizational Development

William G. Toler      43    Vice President Materials and Corporate Development

John F. Barron        48    Controller and Assistant Secretary

Lenna R. Macdonald    37    Principal Legal Counsel and Assistant Secretary

         Mr. Kaminski joined the Company in 1987 as Marketing Manager. In 1989 he was promoted to Vice President of Operations and in 1991 he became President and Chief Executive Officer. He is a director of the Indiana University Athletics Board and Secat, Inc.

         Mr. Marsh joined the Company in March 1996. Prior to that time he was Senior Vice President of Castle Energy Corporation.

         Mr. Beal has been with the Company since 1987 and was elected to his present position in January 1998. His most recent previous position was Manager of Process Engineering.

         Mr. Del Castillo joined the Company in October 1997 as Alflex Business Unit Controller and was elected to his present position in November 1999. From 1995 to 1997 he was Chief Financial Officer of Wherehouse Entertainment Inc., a retail music and video chain undergoing financial restructuring. From 1981 to 1995 he served in a number of financial management positions, including Chief Financial Officer, at Powerine Oil Company, an independent oil refiner.

         Mr. Givan joined the Company in July 1997. From 1987 until 1997 he was Second Vice President, Corporate Finance and most recently Director, Corporate Finance and Risk Management and Assistant Treasurer of Providian Corp., a financial services company.

         Mr. Toler has been with the Company since 1980 and was elected to his present position in November 1999. His most recent previous position was Vice President Finance and Administration.

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

         Ms. Macdonald joined the Company in August 1999. From December 1998 to 1999 she served as Real Estate Counsel for Vencor, Inc. From 1993 to 1998 she held in-house counsel positions with Bank One Corporation, including with its subsidiary Banc One New Hampshire Asset Management Corporation as Assistant General Counsel and Litigation Group Manager.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol CMIN. On March 10, 2000, there were 157 holders of record of the Company's Common Stock. The Company estimates that there were a total of 4,300 stockholders on that date, including beneficial owners. Since becoming publicly owned in March 1995, the Company has paid quarterly cash dividends on its Common Stock of $0.05 per share.

         The following table sets out the high and low sales prices for the Common Stock for each quarterly period indicated, as quoted in the Nasdaq National Market:

       1999                                High                        Low
       ----                                ----                        ---
First Quarter                            $12.63                     $ 8.25
Second Quarter                            14.75                       7.38
Third Quarter                             18.38                      12.25
Fourth Quarter                            14.63                       9.63

       1998
       ----
First Quarter                            $17.44                     $13.75
Second Quarter                            17.75                       9.00
Third Quarter                             10.75                       5.50
Fourth Quarter                            10.13                       6.38

Item 6. Selected Financial Data.

         The information captioned "Consolidated Selected Financial Data" included on page 10 of the Company's annual report to stockholders for the year ended December 31, 1999 is incorporated herein by reference. This information sets forth selected consolidated statement of operations, operating and balance sheet data for the years indicated. The financial information is derived from the audited consolidated financial statements of the Company for such years. This information should be read in conjunction with, and is qualified by reference to, the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 11 through 16 of the Company's annual report to stockholders for the year ended December 31, 1999 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information under the subcaption "Risk Management" included in the information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 11 through 16 of the Company's annual report to stockholders for the year ended December 31, 1999 is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data.

         The following consolidated financial statements of the Company and report of independent auditors included on pages 17 through 42 of the Company's annual report to stockholders for the year ended December 31, 1999 are incorporated herein by reference.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by Item 401 (other than paragraph (b) thereof) and Item 405 of Regulation S-K may be found under the caption Election of Directors of the Company's Proxy Statement dated March 24, 2000 for the Annual Meeting of Stockholders to be held on April 28, 2000 (the "Proxy Statement") and is incorporated herein by reference. The information required by Item 401(b) of Regulation S-K may be found under Item E.O. above.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) (1)  List of  Financial Statements  filed

         The following consolidated financial statements of the Company and report of independent auditors included in the Company's annual report to stockholders for the year ended December 31, 1999 were incorporated by reference in Part II, item 8 of this report:

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

         Supplemental Schedule II - Valuation and Qualifying Accounts is filed on page 20 of this report.

         Report of Independent Accountants on the Company's financial statement schedule filed as a part hereof for the years ended December 31, 1999, 1998 and 1997 is filed on page 19 of this report.

         Financial statement schedules other than listed above have been omitted since they are either not required or not applicable or the information is otherwise included.

         (b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.

         (c) Exhibits

                   3.1 Restated Certificate of Incorporation, effective April 18, 1997(incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

                   3.2     By-laws, dated April 17, 1997.

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

                  10.1 Executive Incentive Compensation Plan, as amended December 4, 1995(incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.2 Long-term Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-87294 on Form S-1).

                  10.3 1999 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                           March 31, 1999).

                  10.4 Salaried Employees Pension Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-87294 on Form S-1).

                  10.5 Salaried Employees Performance Sharing Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-87294 on Form S-1).

                  10.6 1995 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.7 1997 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit
                           10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.8 Form of Severance Agreements between the Company and Mark V. Kaminski, Scott T. Davis, Donald L. Marsh, Jr., James K. O'Donnell, William G. Toler and John J. Wasz (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.9 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

                  10.10 Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminster Bank PLC, as agent, dated as of December 19, 1997 (incorporated by reference to
                           Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

                  10.10.1 Amendment No. 1, dated as of December 22, 1998, to Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminster Bank PLC, as agent, dated as of December 19, 1997 (incorporated by reference to
                           Exhibit 10.9.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

                  10.10.2 Agreement, of Resignation, Appointment and Acceptance, dated as of August 18, 1999 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, National Westminster Bank, as resigning agent, and Bank One, Indiana, NA, as successor agent.

                  10.10.3 Joinder Agreement, dated as of October 29, 1999 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as administrative agent.

                  10.10.4 Joinder Agreement, dated as of December 31, 1999 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as administrative agent.

                  10.11 Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of National Westminster Bank PLC, as agent, dated November 29, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1996).

                  10.12 Amendment No. 1, dated as of December 19, 1997, to the Amended and Restated Pledge and Security
                           Agreement entered into by the Company and its subsidiaries, collectively, in favor of National
                           Westminster Bank PLC, as agent, dated November 29, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                  10.13 Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                  10.14    Supply agreement by and among  Commonwealth  Aluminum
                           Corporation, IMCO Recycling of Ohio Inc. and IMCO Recycling Inc., effective as of April 1, 1999
                           (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.15 Indenture dated as of September 20, 1996 between the Company, the Subsidiary Guarantors named therein and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 333-13661 on Form S-4).

                  10.15.1 First Supplemental Indenture, dated as of November 12, 1996, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

                  10.15.2 Second Supplemental Indenture, dated as of October 16, 1998, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

                  10.15.3 Third Supplemental Indenture, dated as of December 31, 1999, to Indenture dated as of September 20, 1996.

                  13 Portions of the annual report to stockholders for the year ended December 31, 1999 which are expressly incorporated by reference in this filing.

                  21       Subsidiaries.

                  23       Consent of PricewaterhouseCoopers LLP.

                  27       Financial Data Schedule.

                        Report of Independent Accountants

Board of Directors
Commonwealth Industries, Inc.

         Our audits of the consolidated financial statements referred to in our report dated January 20, 2000 appearing on page 42 of the 1999 Annual Report to Stockholders of Commonwealth Industries, Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14 (a) (2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
January 20, 2000

                            Supplemental Schedule II
                          Commonwealth Industries, Inc.
                        Valuation and Qualifying Accounts
                        December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                     Additions
                                         Balance at  Charged to  Charged to               Balance at
                                         Beginning   Costs and     Other                    End of
           Description                   of Period   Expenses    Accounts     Deductions   of Period
           -----------                   ---------   ---------   ----------   ----------  ----------
Allowance for uncollectible accounts
     December 31,1999                     $2,484     $   591     $     -      $1,125       $1,950
     December 31,1998                      2,348       1,131           -         995        2,484
     December 31,1997                      2,235         242           -         129        2,348

Allowance for obsolete stores inventory
     December 31,1999                     $1,100     $   121     $     -      $    -       $1,221
     December 31,1998                      1,100           -           -           -        1,100
     December 31,1997                      1,000         100           -           -        1,100

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 24, 2000.


                                    COMMONWEALTH INDUSTRIES, INC.

                                    By /s/ Mark V. Kaminski
                                    -----------------------
                                    Mark V. Kaminski, President and
                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                           Title                                          Date
     ---------                           -----                                          ----
/s/ Paul E. Lego
-------------------------
Paul E. Lego                     Chairman of the Board                            March 24, 2000


/s/ Mark V. Kaminski
-------------------------
Mark V. Kaminski                 President, Chief Executive Officer and Director  March 24, 2000
                                 (Principal Executive Officer)

/s/ Catherine G. Burke
-------------------------
Catherine G. Burke               Director                                         March 24, 2000


/s/ C. Frederick Fetterolf
--------------------------
C. Frederick Fetterolf           Director                                         March 24, 2000


/s/ John E. Merow
--------------------------
John E. Merow                    Director                                         March 24, 2000


/s/ Victor Torasso
--------------------------
Victor Torasso                   Director                                         March 24, 2000


/s/ Donald L. Marsh, Jr.
--------------------------
Donald L. Marsh, Jr.             Executive Vice President, Chief Financial        March 24, 2000
                                 Officer and Secretary (Principal Financial
                                 Officer)

/s/Henry Del Castillo
--------------------------       Vice President  Finance                          March 24, 2000
Henry Del Castillo               (Principal Accounting Officer)

/s/ John F. Barron
--------------------------
John F. Barron                   Controller and Assistant Secretary               March 24, 2000

                                  Exhibit Index
                                  -------------
                  Exhibit
                  Number                      Description
                  -------                     -----------
                   3.1 Restated Certificate of Incorporation, effective April 18, 1997(incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

                   3.2     By-laws, dated April 17, 1997.

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

                  10.1 Executive Incentive Compensation Plan, as amended December 4, 1995(incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.2 Long-term Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-87294 on Form S-1).

                  10.3 1999 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                           March 31, 1999).

                  10.4 Salaried Employees Pension Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-87294 on Form S-1).

                  10.5 Salaried Employees Performance Sharing Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-87294 on Form S-1).

                  10.6 1995 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.7 1997 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to
                           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.8 Form of Severance Agreements between the Company and Mark V. Kaminski, Scott T. Davis, Donald L. Marsh, Jr., James K. O'Donnell, William G. Toler and John J. Wasz (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.9 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

                  10.10 Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminster Bank PLC, as agent, dated as of December 19, 1997 (incorporated by reference to
                           Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

                  10.10.1 Amendment No. 1, dated as of December 22, 1998, to Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and National Westminster Bank PLC, as agent, dated as of December 19, 1997 (incorporated by reference to
                           Exhibit 10.9.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

                  10.10.2 Agreement, of Resignation, Appointment and Acceptance, dated as of August 18, 1999 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, National Westminster Bank, as resigning agent, and Bank One, Indiana, NA, as successor agent.

                  10.10.3 Joinder Agreement, dated as of October 29, 1999 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as administrative agent.

                  10.10.4 Joinder Agreement, dated as of December 31, 1999 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as administrative agent.

                  10.11 Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of National Westminster Bank PLC, as agent, dated November 29, 1996 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1996).

                  10.12 Amendment No.1, dated as of December 19, 1997, to the Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of National Westminster Bank PLC, as agent, dated November 29, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1997).

                  10.13 Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                  10.14    Supply agreement by and among  Commonwealth  Aluminum
                           Corporation, IMCO Recycling of Ohio Inc. and IMCO Recycling Inc., effective as of April 1, 1999
                           (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.15 Indenture dated as of September 20, 1996 between the Company, the Subsidiary Guarantors named therein and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 333-13661 on Form S-4).

                  10.15.1 First Supplemental Indenture, dated as of November 12, 1996, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

                  10.15.2 Second Supplemental Indenture, dated as of October 16, 1998, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

                  10.15.3 Third Supplemental Indenture, dated as of December 31, 1999, to Indenture dated as of September 20, 1996.

                  13 Portions of the annual report to stockholders for the year ended December 31, 1999 which are expressly incorporated by reference in this filing.

                  21       Subsidiaries.

                  23       Consent of PricewaterhouseCoopers LLP.

                  27       Financial Data Schedule.