Form 10-Q
period 2000-03-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 2000-05-04
CIK 934747

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

                  For the quarterly period ended March 31, 2000

                                       or

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

Yes     X    No ____

The registrant had 16,622,251 shares of common stock outstanding at May 1, 2000.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2000

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number

         Condensed Consolidated Balance Sheet as of March 31, 2000
         and December 31, 1999                                            3

         Condensed Consolidated Statement of Income for the three
         months ended March 31, 2000 and 1999                             4

         Condensed Consolidated Statement of Cash Flows for the three
         months ended March 31, 2000 and 1999                             5

         Notes to Condensed Consolidated Financial Statements             6-13


Item 2.   Management's Discussion and Analysis of Financial Condition     14-16
           and Results of Operations

                           Part II - Other Information


Item 1.   Legal Proceedings                                               17

Item 6.   Exhibits and Reports on Form 8-K                                17

Signatures                                                                18

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                       March 31,               December 31,
                                                                         2000                     1999
                                                                     --------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                          $        -               $       -
     Accounts receivable, net                                                  121                     118
     Inventories                                                           204,999                 207,413
     Prepayments and other current assets                                   46,434                  53,821
                                                                     --------------           -------------
          Total current assets                                             251,554                 261,352
Property, plant and equipment, net                                         274,040                 275,531
Goodwill, net                                                              163,491                 164,610
Other noncurrent assets                                                      4,544                   4,829
                                                                     --------------           -------------
          Total assets                                                   $ 693,629               $ 706,322
                                                                     ==============           =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                            $  10,876               $   1,188
     Accounts payable                                                       82,049                  97,937
     Accrued liabilities                                                    31,597                  39,160
                                                                     --------------           -------------
          Total current liabilities                                        124,522                 138,285
Long-term debt                                                             125,000                 125,000
Other long-term liabilities                                                  8,317                   8,412
Accrued pension benefits                                                    12,472                  12,482
Accrued postretirement benefits                                             85,253                  85,467
                                                                     --------------           -------------
          Total liabilities                                                355,564                 369,646
                                                                     --------------           -------------

Commitments and contingencies                                                    -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,611,835 and 16,606,000 shares outstanding at
          March 31, 2000 and December 31, 1999, respectively                   166                     166
     Additional paid-in capital                                            409,137                 409,062
     Accumulated deficit                                                   (61,447)                (61,866)
     Unearned compensation                                                     (68)                   (175)
     Notes receivable from sale of common stock                             (9,723)                (10,511)
                                                                     --------------           -------------
            Total stockholders' equity                                     338,065                 336,676
                                                                     --------------           -------------
            Total liabilities and stockholders' equity                   $ 693,629               $ 706,322
                                                                     ==============           =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                      (in thousands except per share data)

                                                             Three months ended March 31,
                                                     ----------------------------------------
                                                          2000                     1999
                                                     ---------------           --------------
Net sales                                                 $ 312,827                $ 238,750
Cost of goods sold                                          290,287                  217,868
                                                     ---------------           --------------
     Gross profit                                            22,540                   20,882
Selling, general and administrative expenses                 14,645                   11,962
Amortization of goodwill                                      1,119                    1,119
                                                     ---------------           --------------
     Operating income                                         6,776                    7,801
Other income (expense), net                                     240                      425
Interest expense, net                                        (5,327)                  (5,299)
                                                     ---------------           --------------
     Income before income taxes                               1,689                    2,927
Income tax expense                                              439                      761
                                                     ---------------           --------------
     Net income                                             $ 1,250                  $ 2,166
                                                     ===============           ==============

Basic and diluted net income per share                       $ 0.08                   $ 0.14
                                                     ===============           ==============

Weighted average shares outstanding
     Basic                                                   16,612                   15,949
     Diluted                                                 16,637                   15,976

Dividends paid per share                                     $ 0.05                   $ 0.05

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                                 Three months ended March 31,
                                                                                              ----------------------------------
                                                                                                 2000                   1999
                                                                                              -----------            -----------
Cash flows from operating activities:
   Net income                                                                                    $ 1,250                $ 2,166
   Adjustments to reconcile net income to net cash (used in) provided by operations:
        Depreciation and amortization                                                              9,814                  8,786
        Issuance of common stock in connection with stock awards                                      75                     44
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                                   (3)                   (33)
             Decrease in inventories                                                               2,414                  3,720
             Decrease (increase) in prepayments and other current assets                           7,387                (19,904)
             (Increase) in other noncurrent assets                                                   (15)                  (166)
             (Decrease) increase in accounts payable                                             (15,888)                15,808
             (Decrease) increase in accrued liabilities                                           (7,563)                 4,121
             (Decrease) increase in other liabilities                                               (319)                   497
                                                                                              -----------            -----------
                 Net cash (used in) provided by operating activities                              (2,848)                15,039
                                                                                              -----------            -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                                     (6,801)                (9,697)
   Proceeds from sale of property, plant and equipment                                                 4                      -
                                                                                              -----------            -----------
        Net cash (used in) investing activities                                                   (6,797)                (9,697)
                                                                                              -----------            -----------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                                            9,688                      -
   Proceeds from long-term debt                                                                   40,400                 23,150
   Repayments of long-term debt                                                                  (40,400)               (23,150)
   Repayments of notes receivable from sale of common stock                                          788                      -
   Cash dividends paid                                                                              (831)                  (797)
                                                                                              -----------            -----------
        Net cash provided by (used in) financing activities                                        9,645                   (797)
                                                                                              -----------            -----------
Net increase in cash and cash equivalents                                                              -                  4,545
Cash and cash equivalents at beginning of period                                                       -                      6
                                                                                              -----------            -----------
Cash and cash equivalents at end of period                                                       $     -                $ 4,551
                                                                                              ===========            ===========
Supplemental disclosures:
    Interest paid                                                                                $ 1,845                $ 1,548
    Income taxes paid                                                                                103                    198


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

2. Inventories
The Company uses the last-in, first-out (LIFO), first-in, first-out (FIFO) and average-cost accounting methods for valuing its inventories.

(in thousands)                          March  31, 2000     December 31, 1999
--------------                          ---------------     -----------------
Raw materials                                $   65,949             $  63,510
Work in process                                  89,359                80,210
Finished goods                                   61,021                62,278
Expendable parts and supplies                    15,661                15,895
                                              ---------             ---------
                                                231,990               221,893
LIFO reserve                                    (26,991)              (14,480)
                                              ---------             ---------
                                             $  204,999             $ 207,413
                                              =========             =========

Inventories of approximately $181.1 million and $183.3 million, included in the above totals (before the LIFO reserve) at March 31, 2000 and December 31, 1999, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

On March 31, 2000, the Company had deferred realized losses of $2.9 million on closed futures contracts which are recorded as an increase to the carrying value of inventory. The Company had deferred realized losses of $0.7 million at December 31, 1999.

3. Provision for Income Taxes
The Company recognized an income tax expense of $0.4 million for the three months ended March 31, 2000 compared to an income tax expense of $0.8 million for the three months ended March 31, 1999.

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:


                                                                                    Three months ended
                                                                                    ------------------
                                                                                         March 31,
                                                                                         ---------
                                                                                     2000       1999
                                                                                     ----       ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                       $1,250     $2,166
                                                                                      ======     ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                              16,612     15,949
                                                                                      ======     ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                              16,612     15,949
     Plus: dilutive effect of stock options                                               25         27
                                                                                      ------     ------
           Adjusted weighted average shares                                           16,637     15,976
                                                                                      ======     ======

Net income per share data:
     Basic and diluted                                                                 $0.08      $0.14
                                                                                       =====      =====

Options to purchase 773,500 and 563,000 common shares for the three months ended
March 31, 2000 and 1999, respectively, were excluded from the calculations above because the exercise prices on the options were greater than the average market price for the periods.

5.  Information Concerning Business Segments
The Company has determined it has two reportable segments: aluminum and electrical products. The aluminum segment manufactures aluminum sheet for distributors and the transportation, construction, and consumer durables end-use markets. The electrical products segment manufactures flexible electrical wiring products for the commercial and do-it-yourself markets.

The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in the Company's annual report to stockholders for the year ended December 31, 1999. All intersegment sales prices are market based. The Company evaluates the performance of its operating segments based upon operating income.

The Company's reportable segments are strategic business units that offer different products to different customer groups. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2000 and 1999. The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments.

                                                                       Electrical
                                                          Aluminum      Products       Other        Total
                                                          ---------    -----------    ---------    ----------
Three months ended March 31, 2000
---------------------------------
Net sales to external customers                              $279,297      $33,530     $    --       $312,827
Intersegment net sales                                          7,041           --      (7,041)            --
Operating income (loss)                                        11,526         (897)     (3,853)         6,776
Depreciation and amortization                                   8,685        1,022         107          9,814
Total assets                                                  596,153       97,401          75        693,629
Capital expenditures                                            6,698          103          --          6,801

Three months ended March 31, 1999
---------------------------------
Net sales to external customers                              $208,844      $29,906     $    --       $238,750
Intersegment net sales                                          6,128           --      (6,128)            --
Operating income                                                7,599        2,499      (2,297)         7,801
Depreciation and amortization                                   7,791          874         121          8,786
Total assets                                                  565,074      105,119         166        670,359
Capital expenditures                                            6,963        2,734          --          9,697

6. Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $100 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis, combining balance sheet, statement of income and statement of cash flows for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company as of March 31, 2000 and 1999 and for the three months ended March 31, 2000 and 1999.

                    Combining Balance Sheet at March 31, 2000
                                 (in thousands)

                                                   Parent
                                                  Company    Subsidiary     Non-guarantor                      Combined
                                                    Only     Guarantors     Subsidiaries     Eliminations        Totals
                                                  -------    ----------     -------------    ------------     ----------
Assets
  Current assets:
    Cash and cash equivalents                    $      -   $         -         $      -     $        -       $        -
    Accounts receivable, net                       96,372        90,975                -       (187,226)             121
    Inventories                                         -       204,999                -              -          204,999
    Prepayments and other current assets               75         4,829           41,530              -           46,434
                                                  -------    ----------           ------       --------       ----------
      Total current assets                         96,447       300,803           41,530       (187,226)         251,554
  Property, plant and equipment, net                    -       274,040                -              -          274,040
  Goodwill, net                                         -       163,491                -              -          163,491
  Other noncurrent assets                         243,101         4,524                -       (243,081)           4,544
                                                  -------    ----------           ------       --------       ----------
      Total assets                              $ 339,548   $   742,858         $ 41,530      $(430,307)      $  693,629
                                                  =======    ==========           ======       ========       ==========
Liabilities
  Current liabilities:
    Outstanding checks in excess of deposits    $       -   $    10,876         $      -      $       -       $   10,876
    Accounts payable                                    -       178,421           90,854       (187,226)          82,049
    Accrued liabilities                             1,483        29,946              168              -           31,597
                                                  -------    ----------           ------       --------       ----------
      Total current liabilities                     1,483       219,243           91,022       (187,226)         124,522
  Long-term debt                                        -       125,000                -              -          125,000
  Other long-term liabilities                           -         8,317                -              -            8,317
  Accrued pension benefits                              -        12,472                -              -           12,472
  Accrued postretirement benefits                       -        85,253                -              -           85,253
                                                  -------    ----------           ------       --------       ----------
      Total liabilities                             1,483       450,285           91,022       (187,226)         355,564
                                                  -------    ----------           ------       --------       ----------

Commitments and contingencies                           -             -                -              -                -

Stockholders' Equity
  Common stock                                        166             1                -             (1)             166
  Additional paid-in capital                      409,137       273,774            5,000       (278,774)         409,137
  Accumulated deficit                             (61,447)       18,798          (54,492)        35,694          (61,447)
  Unearned compensation                               (68)            -                -              -              (68)
  Notes receivable from sale of common stock       (9,723)            -                -              -           (9,723)
                                                  -------    ----------           ------       --------       ----------
      Total stockholders' equity                  338,065       292,573          (49,492)      (243,081)         338,065
                                                  -------    ----------           ------       --------       ----------
      Total liabilities and stockholders' equity $339,548   $   742,858         $ 41,530      $(430,307)        $693,629
                                                  =======    ==========           ======       ========       ==========

                    Combining Balance Sheet at March 31, 1999
                                 (in thousands)

                                                  Parent
                                                 Company     Subsidiary     Non-guarantor                       Combined
                                                    Only     Guarantors      Subsidiaries    Eliminations         Totals
                                                  -------    ----------     -------------    ------------     ----------
Assets
  Current assets:
    Cash and cash equivalents                   $       -    $    4,551         $      -      $       -        $   4,551
    Accounts receivable, net                       89,011        66,620                -       (155,370)             261
    Inventories                                         -       171,248                -              -          171,248
    Prepayments and other current assets                1         7,935           37,335              -           45,271
                                                  -------    ----------           ------       --------         --------
      Total current assets                         89,012       250,354           37,335       (155,370)         221,331
  Property, plant and equipment, net                    -       272,288                -              -          272,288
  Goodwill, net                                         -       167,967                -              -          167,967
  Other noncurrent assets                         232,066         8,753                -       (232,046)           8,773
                                                  -------    ----------           ------       --------         --------
      Total assets                              $ 321,078    $  699,362         $ 37,335      $(387,416)        $670,359
                                                  =======    ==========           ======       ========         ========
Liabilities
  Current liabilities:
    Outstanding checks in excess of deposits    $       -    $        -         $      -      $       -         $      -
    Accounts payable                                    -       158,898           66,524       (155,370)          70,052
    Accrued liabilities                            (9,116)       44,404              (34)             -           35,254
                                                  -------    ----------           ------       --------         --------
      Total current liabilities                    (9,116)      203,302           66,490       (155,370)         105,306
  Long-term debt                                        -       125,000                -              -          125,000
  Other long-term liabilities                           -         8,708                -              -            8,708
  Accrued pension benefits                              -        16,340                -              -           16,340
  Accrued postretirement benefits                       -        86,942                -              -           86,942
                                                  -------    ----------           ------       --------         --------
      Total liabilities                            (9,116)      440,292           66,490       (155,370)         342,296
                                                  -------    ----------           ------       --------         --------
Commitments and contingencies                           -             -                -              -                -

Stockholders' Equity
  Common stock                                        159             1                -             (1)             159
  Additional paid-in capital                      398,838       273,774            5,000       (278,774)         398,838
  Accumulated deficit                             (68,252)      (12,574)         (34,155)        46,729          (68,252)
  Unearned compensation                              (551)            -                -              -             (551)
  Accumulated other comprehensive income:
  Minimum pension liability adjustment                  -        (2,131)               -              -           (2,131)
                                                  -------    ----------           ------       --------         --------
      Total stockholders' equity                  330,194       259,070          (29,155)      (232,046)         328,063
                                                  -------    ----------           ------       --------         --------
      Total liabilities and stockholders' equity $321,078    $  699,362         $ 37,335      $(387,416)        $670,359
                                                  =======    ==========           ======       ========         ========

     Combining Statement of Income for the three months ended March 31, 2000
                                 (in thousands)

                                                   Parent
                                                  Company    Subsidiary    Non-guarantor                        Combined
                                                    Only     Guarantors     Subsidiaries     Eliminations        Totals
                                                  -------    ----------     -------------    ------------     ----------
Net sales                                         $     -     $ 312,827         $      -      $       -        $ 312,827
Cost of goods sold                                      -       290,287                -              -          290,287
                                                  -------    ----------           ------       --------         --------
     Gross profit                                       -        22,540                -              -           22,540
Selling, general and administrative expenses          222        14,423                -              -           14,645
Amortization of goodwill                                -         1,119                -              -            1,119
                                                  -------    ----------           ------       --------         --------
     Operating income (loss)                         (222)        6,998                -              -            6,776
Other income (expense), net                         1,321           240                -         (1,321)             240
Interest income (expense), net                        151            39           (5,517)             -           (5,327)
                                                  -------    ----------           ------       --------         --------
     Income (loss) before income taxes              1,250         7,277           (5,517)        (1,321)           1,689
Income tax expense                                      -           439                -              -              439
                                                  -------    ----------           ------       --------         --------
     Net income (loss)                            $ 1,250       $ 6,838         $ (5,517)      $ (1,321)         $ 1,250
                                                  =======    ==========           ======       ========         ========

     Combining Statement of Income for the three months ended March 31, 1999
                                 (in thousands)

                                                   Parent
                                                  Company    Subsidiary     Non-guarantor                       Combined
                                                    Only     Guarantors      Subsidiaries    Eliminations        Totals
                                                  -------    ----------     -------------    ------------     ----------
Net sales                                         $     -     $ 238,750         $      -      $       -        $ 238,750
Cost of goods sold                                      -       217,868                -              -          217,868
                                                  -------    ----------           ------       --------         --------
     Gross profit                                       -        20,882                -              -           20,882
Selling, general and administrative expenses          209        11,753                -              -           11,962
Amortization of goodwill                                -         1,119                -              -            1,119
                                                  -------    ----------           ------       --------         --------
     Operating income (loss)                         (209)        8,010                -              -            7,801
Other income (expense), net                         2,359           425                -         (2,359)             425
Interest income (expense), net                         16          (883)          (4,432)             -           (5,299)
                                                  -------    ----------           ------       --------         --------
     Income (loss) before income taxes              2,166         7,552           (4,432)        (2,359)           2,927
Income tax expense                                      -           761                -              -              761
                                                  -------    ----------           ------       --------         --------
     Net income (loss)                            $ 2,166       $ 6,791         $ (4,432)      $ (2,359)         $ 2,166
                                                  =======    ==========           ======       ========         ========

   Combining Statement of Cash Flows for the three months ended March 31, 2000
                                 (in thousands)

                                                                   Parent
                                                                  Company    Subsidiary    Non-guarantor                   Combined
                                                                    Only     Guarantors    Subsidiaries   Eliminations       Totals
                                                                  --------   ----------    ------------   ------------    ---------
Cash flows from operating activities:
  Net income (loss)                                              $ 1,250     $ 6,838       $ (5,517)     $ (1,321)         $ 1,250
  Adjustments to reconcile net income (loss) to
  net cash provided (used in) by operations:
   Depreciation and amortization                                     107       9,707              -             -            9,814
   Issuance of common stock in connection with stock awards           75           -              -             -               75
   Equity in undistributed net income of subsidiaries                  -      (1,321)             -         1,321                -
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, net               (1,033)     (6,721)             -         7,751               (3)
     Decrease in inventories                                           -       2,414              -             -            2,414
     Decrease (increase) in prepayments and other current assets     117       8,820         (1,550)            -            7,387
    (Increase) decrease in other noncurrent assets                (1,543)      1,528              -             -              (15)
    (Decrease) increase in accounts payable                            -     (14,855)         6,718        (7,751)         (15,888)
     Increase (decrease) in accrued liabilities                    1,070      (8,982)           349             -           (7,563)
    (Decrease) in other liabilities                                    -        (319)             -             -             (319)
                                                                 -------     -------       --------       -------          -------
       Net cash provided by (used in) operating activities            43      (2,891)             -             -           (2,848)
                                                                 -------     -------       --------       -------          -------
Cash flows from investing activities:
  Purchases of property, plant and equipment                           -      (6,801)             -             -           (6,801)
  Proceeds from sale of property, plant and equipment                  -           4              -             -                4
                                                                 -------     -------       --------       -------          -------
       Net cash (used in) investing activities                         -      (6,797)             -             -           (6,797)
                                                                 -------     -------       --------       -------          -------
Cash flows from financing activities:
  Increase in outstanding checks in excess of deposits                 -       9,688              -             -            9,688
  Proceeds from long-term debt                                         -      40,400              -             -           40,400
  Repayments of long-term debt                                         -     (40,400)             -             -          (40,400)
  Repayments of notes receivable from sale of common stock           788           -              -             -              788
  Cash dividends paid                                               (831)          -              -             -             (831)
                                                                 -------     -------       --------       -------          -------
       Net cash (used in) provided by financing activities           (43)      9,688              -             -            9,645
                                                                 -------     -------       --------       -------          -------
Net increase (decrease) in cash and cash equivalents                   -           -              -             -                -
Cash and cash equivalents at beginning of period                       -           -              -             -                -
                                                                 -------     -------       --------       -------          -------
  Cash and cash equivalents at end of period                     $     -     $     -       $      -       $     -          $     -
                                                                 =======     =======       ========       =======          =======

   Combining Statement of Cash Flows for the three months ended March 31, 1999
                                 (in thousands)

                                                                   Parent
                                                                  Company    Subsidiary   Non-guarantor                   Combined
                                                                    Only     Guarantors    Subsidiaries   Eliminations      Totals
                                                                  --------   ----------    ------------   ------------    ---------
Cash flows from operating activities:
  Net income (loss)                                              $ 2,166     $ 6,791       $ (4,432)      $(2,359)         $ 2,166
  Adjustments to reconcile net income (loss) to
  net cash provided by operations:
   Depreciation and amortization                                     121       8,665              -             -            8,786
   Issuance of common stock in connection with stock awards           44           -              -             -               44
   Equity in undistributed net income of subsidiaries                  -      (2,359)             -         2,359                -
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable, net                  80     (25,505)             -        25,392              (33)
     Decrease in inventories                                           -       3,720              -             -            3,720
     Decrease (increase) in prepayments and other current assets       1       1,407        (21,312)            -          (19,904)
    (Increase) decrease in other noncurrent assets                (1,562)      1,396              -             -             (166)
     Increase (decrease) in accounts payable                           -      15,713         25,487       (25,392)          15,808
    (Decrease) increase in accrued liabilities                       (53)      3,917            257             -            4,121
     Increase in other liabilities                                     -         497              -             -              497
                                                                 -------     -------       --------       -------          -------
       Net cash provided by operating activities                     797      14,242              -             -           15,039
                                                                 -------     -------       --------       -------          -------
Cash flows from investing activities:
  Purchases of property, plant and equipment                           -      (9,697)             -             -           (9,697)
                                                                 -------     -------       --------       -------          -------
       Net cash (used in) investing activities                         -      (9,697)             -             -           (9,697)
                                                                 -------     -------       --------       -------          -------
Cash flows from financing activities:
  Proceeds from long-term debt                                         -      23,150              -             -           23,150
  Repayments of long-term debt                                         -     (23,150)             -             -          (23,150)
  Cash dividends paid                                               (797)          -              -             -             (797)
                                                                 -------     -------       --------       -------          -------
       Net cash (used in) financing activities                      (797)          -              -             -             (797)
                                                                 -------     -------       --------       -------          -------
Net increase in cash and cash equivalents                              -       4,545              -             -            4,545
Cash and cash equivalents at beginning of period                       -           6              -             -                6
                                                                 -------     -------       --------       -------          -------
  Cash and cash equivalents at end of period                     $     -     $ 4,551       $      -       $     -          $ 4,551
                                                                 =======     =======       ========       =======          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act, as amended and involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of global economic conditions, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, the rate of technological change, product demand and market acceptance risks, capacity and supply constraints or difficulties, the success of the Company in implementing its business strategy, and other risks as detailed in the Company's various Securities and Exchange Commission filings.

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

During the first quarter of 2000, shipments of the Company's aluminum sheet products increased by 15% from the first quarter of 1999. While overall demand for aluminum sheet products remained strong, material margins for the first quarter of 2000 decreased slightly from the fourth quarter of 1999. The Company had increased its maintenance spending in its aluminum operations during 1999, especially in the hot mill department, to support higher volumes, increase machine reliability, and increase the probability of excellent quality and service to the Company's customers.

Demand for the Company's electrical conduit and cable products continues to be strong in 2000; however, the supply of these products has increased as a result of expansions of existing production by competitors, and the entry of new participants into the market. As a result, material margins for the Company's electrical conduit and cable products have come under pressure and are below the levels achieved in 1999. Demand for the Company's armored cable products, in particular, continues to be good. Other factors which continued to contribute to lower material margins were increases in raw material costs and ramp-up efficiency issues from our new Rocky Mount plant (the Company opened a new plant in Rocky Mount, North Carolina during the second quarter of 1999). The new plant increased production capacity of electrical conduit and cable products by 50% and enhanced the Company's competitive position by placing that capacity closer to attractive markets along the eastern United States.

Results of Operations for the three months ended March 31, 2000 and 1999
Net Sales. Net sales for the quarter ended March 31, 2000, increased 31% to $313 million (including $33.5 million from Alflex) from $239 million (including $29.9 million from Alflex) for the same period in 1999. The increase is due to higher aluminum prices and higher shipments. Unit sales volume of aluminum increased 15% to 274.3 million pounds for the first quarter of 2000 from 237.9 million pounds for the first quarter of 1999. Alflex unit sales volume was 164.5 million feet for the first quarter of 2000 versus 135.0 million feet for the comparable period in 1999.

Gross Profit. Gross profit for the quarter ended March 31, 2000, increased to $22.5 million from $20.9 million for the same period in 1999. This increase was attributable to increased sales volumes which offset the 23% decrease in material margins at Alflex which were due to the reasons previously noted in the "Overview Section". The Company's aluminum business manufacturing costs decreased on a unit basis compared to the same period in 1999 as a result of the higher volumes while material margins were slightly lower in the first quarter of 2000 than in the first quarter of 1999. Unit manufacturing costs at Alflex increased 4% in the first quarter of 2000 compared to the first quarter of 1999 principally associated with production ramp-up costs at the Rocky Mount plant.

Operating Income. The Company produced operating income of $6.8 million for the first quarter of 2000 compared with $7.8 million for the first quarter of 1999. Selling, general and administrative expenses during the first quarter of 2000 were $14.6 million, compared with $12.0 million for the same period in 1999. Contributing to the increase were increases relating to a new variable compensation plan, a new executive compensation plan related to the Company's executive stock purchase incentive program and additional office expenses due to renovation and expansion of office facilities. In addition, there were increases at Alflex associated with the new Rocky Mount plant.

Net Income. Net income was $1.3 million for the quarter ended March 31, 2000, compared with $2.2 million for the same period in 1999. Interest expense was $5.3 million for the quarter ended March 31, 2000 which was unchanged from the amount recorded for the first quarter of 1999. Income tax expense was $0.4 million in the first quarter of 2000 compared to an income tax expense of $0.8 million for the same period in 1999.

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operations, the Company's accounts receivable securitization facility described below and borrowings under its $100 million revolving credit facility. The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least through 2000.

On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. At March 31, 2000, the Company had outstanding $131.0 million under the agreement and had $41.5 million of net residual interest in the securitized receivables. The net residual interest in the securitized receivables is included in other current assets in the Company's consolidated financial statements.

Capital expenditures were $6.8 million during the quarter ended March 31, 2000. At March 31, 2000, the Company had commitments of $6.7 million for the purchase or construction of capital assets. Total capital expenditures for the year 2000 are expected to be approximately $39 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities and meeting environmental requirements.

Risk Management

The price of aluminum is subject to fluctuations due to unpredictable factors on the worldwide market. To reduce this market risk, the Company follows the policy of hedging its anticipated raw material requirements based on firm-priced sales and purchase orders. The Company purchases and sells futures contracts and options on the London Metal Exchange ("LME") based on its net metal position. The Company's metal position consists of inventories, purchase commitments, committed and anticipated sales, which is hedged using LME futures contracts and options. At March 31, 2000, the Company held purchase and sales commitments through 2000 totaling $75 million and $286 million, respectively. The Company also uses futures contracts to manage risks associated with its natural gas requirements. The Company held open aluminum futures contracts and options and natural gas futures, marked-to-market at March 31, 2000, with a net unrealized loss of $0.2 million.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

The Company has entered into an interest rate swap agreement with a notional amount of $5 million. With respect to this agreement, the Company pays a fixed rate of interest and receives a LIBOR-based floating rate.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in net income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company currently expects to adopt SFAS No. 133 in the Company's first quarter 2001 reporting, as required by the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 137, issued in June 1999, which defers SFAS No. 133's effective date to the first quarter of 2001. Management is currently evaluating the impact of SFAS No. 133, including an Exposure Draft of a Proposed Amendment to SFAS No. 133 issued March 2000, on the Company's future financial reporting.

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


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

                                    27           Financial Data Schedule.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

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


                          COMMONWEALTH INDUSTRIES, INC.


                          By:    /s/ Donald L. Marsh, Jr.
                                 ------------------------
                                     Donald L. Marsh, Jr.
                                     Executive Vice President, Chief Financial
                                     Officer and Secretary


Date:    May  3, 2000

                                  Exhibit Index

Exhibit
Number                       Description

   27                   Financial Data Schedule.