Form 10-Q
period 2000-06-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 2000-08-04
CIK 934747

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

                  For the quarterly period ended June 30, 2000

                                       or

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

Yes     X    No ____

The registrant had 16,528,051 shares of common stock outstanding at July 28, 2000.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2000

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number

         Condensed Consolidated Balance Sheet as of June 30, 2000
         and December 31, 1999                                            3

         Condensed Consolidated Statement of Income for the three
         months and six months ended June 30, 2000 and 1999               4

         Condensed Consolidated Statement of Cash Flows for the six
         months ended June 30, 2000 and 1999                              5

         Notes to Condensed Consolidated Financial Statements             6-15


Item 2.   Management's Discussion and Analysis of Financial Condition     16-18
           and Results of Operations


                           Part II - Other Information


Item 1.   Legal Proceedings                                               19

Item 4.   Submission of Matters to a Vote of Security Holders             19

Item 6.   Exhibits and Reports on Form 8-K                                19

Signatures                                                                20

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                          June 30,                 December 31,
                                                                            2000                     1999
                                                                        -------------            -------------
Assets
Current assets:
          Cash and cash equivalents                                        $       -               $        -
          Accounts receivable, net                                               159                      118
          Inventories                                                        196,059                  207,413
          Prepayments and other current assets                                67,855                   53,821
                                                                        -------------            -------------
               Total current assets                                          264,073                  261,352
Property, plant and equipment, net                                           271,078                  275,531
Goodwill, net                                                                162,372                  164,610
Other noncurrent assets                                                        4,135                    4,829
                                                                        -------------            -------------
               Total assets                                                $ 701,658                $ 706,322
                                                                        =============            =============

Liabilities
Current liabilities:
          Outstanding checks in excess of deposits                         $  10,670                $   1,188
          Accounts payable                                                    77,157                   97,937
          Accrued liabilities                                                 35,734                   39,160
                                                                        -------------            -------------
               Total current liabilities                                     123,561                  138,285
Long-term debt                                                               129,750                  125,000
Other long-term liabilities                                                    8,266                    8,412
Accrued pension benefits                                                      12,847                   12,482
Accrued postretirement benefits                                               85,042                   85,467
                                                                        -------------            -------------
               Total liabilities                                             359,466                  369,646
                                                                        -------------            -------------

Commitments and contingencies                                                      -                        -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,528,051 and 16,606,000 shares outstanding at
          June 30, 2000 and December 31, 1999, respectively                      165                      166
     Additional paid-in capital                                              408,505                  409,062
     Accumulated deficit                                                     (57,868)                 (61,866)
     Unearned compensation                                                       (28)                    (175)
     Notes receivable from sale of common stock                               (8,582)                 (10,511)
                                                                        -------------            -------------
               Total stockholders' equity                                    342,192                  336,676
                                                                        -------------            -------------
               Total liabilities and stockholders' equity                  $ 701,658                $ 706,322
                                                                        =============            =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                      (in thousands except per share data)

                                                                   Three months ended                     Six months ended
                                                                        June 30,                                June 30,
                                                             ------------------------------        ------------------------------
                                                                2000              1999                2000              1999
                                                             ------------      ------------        ------------      ------------
Net sales                                                      $ 296,149         $ 271,525           $ 608,976         $ 510,275
Cost of goods sold                                               270,447           244,338             560,734           462,206
                                                             ------------      ------------        ------------      ------------
     Gross profit                                                 25,702            27,187              48,242            48,069
Selling, general and administrative expenses                      13,799            13,013              28,444            24,975
Amortization of goodwill                                           1,119             1,119               2,238             2,238
                                                             ------------      ------------        ------------      ------------
     Operating income                                             10,784            13,055              17,560            20,856
Other income (expense), net                                          425                28                 665               453
Interest expense, net                                             (5,251)           (4,746)            (10,578)          (10,045)
                                                             ------------      ------------        ------------      ------------
     Income before income taxes                                    5,958             8,337               7,647            11,264
Income tax expense                                                 1,549             1,766               1,988             2,527
                                                             ------------      ------------        ------------      ------------
     Net income                                                  $ 4,409           $ 6,571             $ 5,659           $ 8,737
                                                             ============      ============        ============      ============

     Basic and diluted net income per share                       $ 0.27            $ 0.41              $ 0.34            $ 0.55
                                                             ============      ============        ============      ============

Weighted average shares outstanding
     Basic                                                        16,602            15,948              16,607            15,949
     Diluted                                                      16,602            15,992              16,620            15,984

Dividends paid per share                                          $ 0.05            $ 0.05              $ 0.10            $ 0.10

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                       Six months ended June 30,
                                                                                  -------------------------------------
                                                                                     2000                     1999
                                                                                  ------------            -------------
Cash flows from operating activities:
   Net income                                                                         $ 5,659                  $ 8,737
   Adjustments to reconcile net income to net cash (used in) provided by operations:
        Depreciation and amortization                                                  19,597                   17,660
        Issuance of common stock in connection with stock awards                          121                       44
        Loss on disposal of property, plant and equipment                                 699                        -
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                       (41)                    (110)
             Decrease in inventories                                                   11,354                    5,854
             (Increase) in prepayments and other current assets                       (14,034)                 (50,010)
             Decrease (increase) in other noncurrent assets                                94                     (163)
             (Decrease) increase in accounts payable                                  (20,780)                  26,319
             (Decrease) increase in accrued liabilities                                (3,426)                   3,367
             (Decrease) increase in other liabilities                                    (206)                   2,088
                                                                                  ------------            -------------
                 Net cash (used in) provided by operating activities                     (963)                  13,786
                                                                                  ------------            -------------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                         (13,038)                 (20,429)
   Proceeds from sale of property, plant and equipment                                      4                        -
                                                                                  ------------            -------------
        Net cash (used in) investing activities                                       (13,034)                 (20,429)
                                                                                  ------------            -------------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                                 9,482                      132
   Proceeds from long-term debt                                                        47,550                   43,800
   Repayments of long-term debt                                                       (42,800)                 (35,700)
   Repayments of notes receivable from sale of common stock                             1,426                        -
   Cash dividends paid                                                                 (1,661)                  (1,595)
                                                                                  ------------            -------------
        Net cash provided by financing activities                                      13,997                    6,637
                                                                                  ------------            -------------
Net (decrease) in cash and cash equivalents                                                 -                       (6)
Cash and cash equivalents at beginning of period                                            -                        6
                                                                                  ------------            -------------
Cash and cash equivalents at end of period                                          $       -                 $      -
                                                                                  ============            =============
Supplemental disclosures:
     Interest paid                                                                  $  10,788                 $  9,796
     Income taxes paid                                                                    521                    1,841
Non-cash activities:
     Repayment of notes receivable from sale of common stock with
       common stock and subsequent retirement of common stock                             503                        -

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

2. Inventories
The Company uses the last-in, first-out (LIFO), first-in, first-out (FIFO) and average-cost accounting methods for valuing its inventories.

(in thousands)                          June 30, 2000         December 31, 1999
--------------                          -------------         -----------------
Raw materials                              $   61,207                $   63,510
Work in process                                75,809                    80,210
Finished goods                                 59,413                    62,278
Expendable parts and supplies                  15,797                    15,895
                                            ---------                 ---------
                                              212,226                   221,893
LIFO reserve                                  (16,167)                  (14,480)
                                            ---------                 ---------
                                            $ 196,059                 $ 207,413
                                            =========                 =========

Inventories of approximately $171.3 million and $183.3 million, included in the above totals (before the LIFO reserve) at June 30, 2000 and December 31, 1999, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

On June 30, 2000, the Company had deferred realized gains of $0.4 million on closed futures contracts which are recorded as a decrease to the carrying value of inventory. The Company had deferred realized losses of $0.7 million at December 31, 1999.

3. Provision for Income Taxes
The Company recognized an income tax expense of $1.5 million and $2.0 million for the three months and six months ended June 30, 2000, respectively, compared to an income tax expense of $1.8 million and $2.5 million for the three months and six months ended June 30, 1999, respectively.

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                                                     Three months ended
                                                                                          June 30,
                                                                                      2000        1999
                                                                                      ----        ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                        $4,409      $6,571
                                                                                       ======      ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                               16,602      15,948
                                                                                       ======      ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                               16,602      15,948
     Plus: dilutive effect of stock options                                                 -          44
                                                                                       ------      ------
           Adjusted weighted average shares                                            16,602      15,992
                                                                                       ======      ======

Net income per share data:
     Basic and diluted                                                                  $0.27       $0.41
                                                                                        =====       =====

                                                                                   Six months ended June
                                                                                             30,
                                                                                      2000       1999
                                                                                      ----       ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                       $ 5,659    $ 8,737
                                                                                      =======    =======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                               16,607     15,949
                                                                                       ======     ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                               16,607     15,949
     Plus: dilutive effect of stock options                                                13         35
                                                                                       ------     ------
           Adjusted weighted average shares                                            16,620     15,984
                                                                                       ======     ======

Net income per share data:
     Basic and diluted                                                                  $0.34      $0.55
                                                                                        =====      =====

Options to purchase 957,500 and 952,500 common shares for the three months and six months ended June 30, 2000, respectively, and 541,000 and 286,500 for the three months and six months ended June 30, 1999, respectively, were excluded from the calculations above because the exercise prices on the options were greater than the average market price for the periods.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months and six months ended June 30, 2000 and 1999. The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments.


                                                                       Electrical
                                                          Aluminum      Products       Other        Total
                                                          ---------    ----------    --------      ---------
Three months ended June 30, 2000
--------------------------------
Net sales to external customers                              $265,378      $30,771     $    --       $296,149
Intersegment net sales                                          7,074           --      (7,074)            --
Operating income (loss)                                        16,020        (735)      (4,501)        10,784
Depreciation and amortization                                   8,898        1,021        (136)         9,783
Total assets                                                  605,037       93,728        2,893       701,658
Capital expenditures                                            6,190           47           --         6,237

Three months ended June 30, 1999
--------------------------------
Net sales to external customers                              $240,282      $31,243     $    --       $271,525
Intersegment net sales                                          7,213           --      (7,213)            --
Operating income                                               13,213        2,420      (2,578)        13,055
Depreciation and amortization                                   7,902          911           61         8,874
Total assets                                                  583,042      112,731           --       695,773
Capital expenditures                                            5,719        5,013           --        10,732

Six months ended June 30, 2000
------------------------------
Net sales to external customers                              $544,675      $64,301      $   --       $608,976
Intersegment net sales                                         14,115           --     (14,115)            --
Operating income (loss)                                        27,546      (1,632)      (8,354)        17,560
Depreciation and amortization                                  17,583        2,043         (29)        19,597
Total assets                                                  605,037       93,728        2,893       701,658
Capital expenditures                                           12,888          150           --        13,038

Six months ended June 30, 1999
------------------------------
Net sales to external customers                              $449,126      $61,149      $   --       $510,275
Intersegment net sales                                         13,341           --     (13,341)            --
Operating income                                               20,812        4,919      (4,875)        20,856
Depreciation and amortization                                  15,693        1,785          182        17,660
Total assets                                                  583,042      112,731           --       695,773
Capital expenditures                                           12,682        7,747           --        20,429

6. Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $100 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, combining balance sheet as of June 30, 2000 and December 31, 1999, statement of income for the three months and six months ended June 30, 2000 and 1999 and statement of cash flows for the six months ended June 30, 2000 and 1999.

                    Combining Balance Sheet at June 30, 2000
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $    --     $    --      $    --      $    --
          Accounts receivable, net                                       169,832       85,498        --       (255,171)         159
          Inventories                                                       --        196,059        --           --        196,059
          Prepayments and other current assets                               607        7,171      60,077         --         67,855
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                      170,439      288,728      60,077     (255,171)     264,073
Property, plant and equipment, net                                          --        271,078        --           --        271,078
Goodwill, net                                                               --        162,372        --           --        162,372
Other noncurrent assets                                                  301,177        1,829        --       (298,871)       4,135
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 471,616    $ 724,007   $  60,077    $(554,042)   $ 701,658
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Outstanding checks in excess of deposits                     $    --      $  10,670   $    --      $    --      $  10,670
          Accounts payable                                                  --        246,989      85,339     (255,171)      77,157
          Accrued liabilities                                              4,424       31,200         110         --         35,734
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                   4,424      288,859      85,449     (255,171)     123,561
Long-term debt                                                           125,000        4,750        --           --        129,750
Other long-term liabilities                                                 --          8,266        --           --          8,266
Accrued pension benefits                                                    --         12,847        --           --         12,847
Accrued postretirement benefits                                             --         85,042        --           --         85,042
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         129,424      399,764      85,449     (255,171)     359,466
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            165            1        --             (1)         165
     Additional paid-in capital                                          408,505      273,774       5,000     (278,774)     408,505
     Accumulated deficit                                                 (57,868)      50,468     (30,372)     (20,096)     (57,868)
     Unearned compensation                                                   (28)        --          --           --            (28)
     Notes receivable from sale of common stock                           (8,582)        --          --           --         (8,582)
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                342,192      324,243     (25,372)    (298,871)     342,192
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 471,616    $ 724,007   $  60,077    $(554,042)   $ 701,658
                                                                       =========    =========   =========    =========    =========

                  Combining Balance Sheet at December 31, 1999
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $    --     $    --      $    --      $    --
          Accounts receivable, net                                       172,266       59,526        --       (231,674)         118
          Inventories                                                       --        207,413        --           --        207,413
          Prepayments and other current assets                               627       13,214      39,980         --         53,821
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                      172,893      280,153      39,980     (231,674)     261,352
Property, plant and equipment, net                                          --        275,531        --           --        275,531
Goodwill, net                                                               --        164,610        --           --        164,610
Other noncurrent assets                                                  289,196        2,668        --       (287,035)       4,829
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 462,089    $ 722,962   $  39,980    $(518,709)   $ 706,322
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Outstanding checks in excess of deposits                     $    --      $   1,188   $    --      $    --      $   1,188
          Accounts payable                                                  --        270,203      59,408     (231,674)      97,937
          Accrued liabilities                                                413       38,928        (181)        --         39,160
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                     413      310,319      59,227     (231,674)     138,285
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          8,412        --           --          8,412
Accrued pension benefits                                                    --         12,482        --           --         12,482
Accrued postretirement benefits                                             --         85,467        --           --         85,467
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         125,413      416,680      59,227     (231,674)     369,646
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            166            1        --             (1)         166
     Additional paid-in capital                                          409,062      273,774       5,000     (278,774)     409,062
     Accumulated deficit                                                 (61,866)      32,507     (24,247)      (8,260)     (61,866)
     Unearned compensation                                                  (175)        --          --           --           (175)
     Notes receivable from sale of common stock                          (10,511)        --          --           --        (10,511)
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                336,676      306,282     (19,247)    (287,035)     336,676
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 462,089    $ 722,962   $  39,980    $(518,709)   $ 706,322
                                                                       =========    =========   =========    =========    =========

     Combining Statement of Income for the three months ended June 30, 2000
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 296,149      $    --         $    --         $ 296,149
Cost of goods sold                                              --           270,447           --              --           270,447
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            25,702           --              --            25,702
Selling, general and administrative expenses                     (80)         13,879           --              --            13,799
Amortization of goodwill                                        --             1,119           --              --             1,119
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                      80          10,704           --              --            10,784
Other income (expense), net                                    7,654             425           --            (7,654)            425
Interest income (expense), net                                (3,325)          1,272         (3,198)           --            (5,251)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         4,409          12,401         (3,198)         (7,654)          5,958
Income tax expense                                              --             1,549           --              --             1,549
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   4,409       $  10,852      $  (3,198)      $  (7,654)      $   4,409
                                                           =========       =========      =========       =========       =========

     Combining Statement of Income for the three months ended June 30, 1999
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 271,525      $    --         $    --         $ 271,525
Cost of goods sold                                              --           244,338           --              --           244,338
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            27,187           --              --            27,187
Selling, general and administrative expenses                     100          12,913           --              --            13,013
Amortization of goodwill                                        --             1,119           --              --             1,119
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (100)         13,155           --              --            13,055
Other income (expense), net                                   10,139              28           --           (10,139)             28
Interest income (expense), net                                (3,468)          1,121         (2,399)           --            (4,746)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         6,571          14,304         (2,399)        (10,139)          8,337
Income tax expense                                              --             1,766           --              --             1,766
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   6,571       $  12,538      $  (2,399)      $ (10,139)      $   6,571
                                                           =========       =========      =========       =========       =========

      Combining Statement of Income for the six months ended June 30, 2000
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 608,976      $    --         $    --         $ 608,976
Cost of goods sold                                              --           560,734           --              --           560,734
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            48,242           --              --            48,242
Selling, general and administrative expenses                     142          28,302           --              --            28,444
Amortization of goodwill                                        --             2,238           --              --             2,238
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (142)         17,702           --              --            17,560
Other income (expense), net                                   12,443             665           --           (12,443)            665
Interest income (expense), net                                (6,642)          2,188         (6,124)           --           (10,578)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         5,659          20,555         (6,124)        (12,443)          7,647
Income tax expense                                              --             1,988           --              --             1,988
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   5,659       $  18,567      $  (6,124)      $ (12,443)      $   5,659
                                                           =========       =========      =========       =========       =========

      Combining Statement of Income for the six months ended June 30, 1999
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 510,275      $    --         $    --         $ 510,275
Cost of goods sold                                              --           462,206           --              --           462,206
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            48,069           --              --            48,069
Selling, general and administrative expenses                     309          24,666           --              --            24,975
Amortization of goodwill                                        --             2,238           --              --             2,238
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (309)         21,165           --              --            20,856
Other income (expense), net                                   15,967             453           --           (15,967)            453
Interest income (expense), net                                (6,921)          1,450         (4,574)           --           (10,045)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         8,737          23,068         (4,574)        (15,967)         11,264
Income tax expense                                              --             2,527           --              --             2,527
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   8,737       $  20,541      $  (4,574)      $ (15,967)      $   8,737
                                                           =========       =========      =========       =========       =========

    Combining Statement of Cash Flows for the six months ended June 30, 2000
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $  5,659    $ 18,567    $ (6,124)   $(12,443)   $  5,659
   Adjustments to reconcile net income (loss) to
    net cash provided (used in) by operations:
        Depreciation and amortization                                           (29)     19,626        --          --        19,597
        Issuance of common stock in connection with stock awards                121        --          --          --           121
        Loss on disposal of property, plant and equipment                      --           699        --          --           699
        Equity in undistributed net income of subsidiaries                     --       (12,443)       --        12,443        --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                  2,434     (25,972)       --        23,497         (41)
             Decrease in inventories                                           --        11,354        --          --        11,354
             Decrease (increase) in prepayments and other current assets         20       6,043     (20,097)       --       (14,034)
             (Increase) decrease in other noncurrent assets                 (11,981)     12,075        --          --            94
             (Decrease) increase in accounts payable                           --       (23,214)     25,931     (23,497)    (20,780)
             Increase (decrease) in accrued liabilities                       4,011      (7,727)        290        --        (3,426)
             (Decrease) in other liabilities                                   --          (206)       --          --          (206)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by (used in) operating activities            235      (1,198)       --          --          (963)
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --       (13,038)       --          --       (13,038)
   Proceeds from sale of property, plant and equipment                         --             4        --          --             4
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --       (13,034)       --          --       (13,034)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                        --         9,482        --          --         9,482
   Proceeds from long-term debt                                                --        47,550        --          --        47,550
   Repayments of long-term debt                                                --       (42,800)       --          --       (42,800)
   Repayments of notes receivable from sale of common stock                   1,426        --          --          --         1,426
   Cash dividends paid                                                       (1,661)       --          --          --        (1,661)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) provided by financing activities                    (235)     14,232        --          --        13,997
                                                                           --------    --------    --------    --------    --------
Net increase (decrease) in cash and cash equivalents                           --          --          --          --          --
Cash and cash equivalents at beginning of period                               --          --          --          --          --
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $   --      $   --      $   --      $   --
                                                                           ========    ========    ========    ========    ========

    Combining Statement of Cash Flows for the six months ended June 30, 1999
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $  8,737    $ 20,541    $ (4,574)   $(15,967)   $  8,737
   Adjustments to reconcile net income (loss) to
     net cash provided by operations:
        Depreciation and amortization                                           400      17,260        --          --        17,660
        Issuance of common stock in connection with stock awards                 44        --          --          --            44
        Equity in undistributed net income of subsidiaries                     --       (15,967)       --        15,967        --
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net                  8,009     (55,914)       --        47,795        (110)
             Decrease in inventories                                           --         5,854        --          --         5,854
             Decrease (increase) in prepayments and other current assets          2       1,410     (51,422)       --       (50,010)
             (Increase) decrease in other noncurrent assets                 (14,408)     14,245        --          --          (163)
             Increase (decrease) in accounts payable                           --        18,460      55,654     (47,795)     26,319
             (Decrease) increase in accrued liabilities                      (1,189)      4,214         342        --         3,367
             Increase in other liabilities                                     --         2,088        --          --         2,088
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                    1,595      12,191           0           0      13,786
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --       (20,429)       --          --       (20,429)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --       (20,429)       --          --       (20,429)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                        --           132        --          --           132
   Proceeds from long-term debt                                                --        43,800        --          --        43,800
   Repayments of long-term debt                                                --       (35,700)       --          --       (35,700)
   Cash dividends paid                                                       (1,595)       --          --          --        (1,595)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) financing activities                              (1,595)      8,232           0           0       6,637
                                                                           --------    --------    --------    --------    --------
Net increase in cash and cash equivalents                                      --            (6)          0           0          (6)
Cash and cash equivalents at beginning of period                               --             6        --          --             6
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $   --      $   --      $   --      $   --
                                                                           ========    ========    ========    ========    ========

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

While demand for the Company's aluminum sheet products decreased somewhat in the second quarter of 2000 due to the Company's customers reducing inventories built in the previous quarter, the dampening effect of higher interest rates and a softening of the Truck Trailer and Distribution markets, material margins increased in the second quarter and first half of 2000 compared to the fourth quarter of 1999. Part of the increase in the material margins is due to improvements in product mix and the Company's ability to utilize lower-cost raw materials.

Shipments for the Company's electrical products in the 2nd quarter of 2000 were down 2% versus the 2nd quarter of 1999 while shipments for the first half of 2000 were up 9% over the comparable period in 1999. Material margins on the Company's electrical products have come under pressure and are below the levels achieved in 1999 due to expansions of existing production by competitors and the entry of new participants into the market, however the material margins were up 7% from the first quarter of 2000.

Results of Operations for the three months and six months ended June 30, 2000 and 1999
Net Sales. Net sales for the quarter ended June 30, 2000, increased 9% to $296 million (including $30.8 million from Alflex) from $272 million (including $31.2 million from Alflex) for the same period in 1999. The increase is due primarily to higher prices for the Company's aluminum products, which more than offset a decline in shipments for aluminum products while pricing and volume for the Company's electrical products were virtually unchanged for the quarter compared with the same period last year. Unit sales volume of aluminum decreased 4% to
264.1 million pounds for the second quarter of 2000 from 274.8 million pounds for the second quarter of 1999. Alflex unit sales volume was 144.6 million feet for the second quarter of 2000, a decrease of 2% versus 147.4 million feet for the comparable period in 1999. Net sales for the six-month period ended June 30, 2000, were $609 million (including $64.3 million from Alflex), a 19% increase from the $510 million recorded in the first half of 1999 (including $61.1 million from Alflex). The increase is due primarily to higher shipments combined with higher prices for the Company's aluminum products, while higher shipments of electrical products more than offset a decline in prices for electrical products. Unit sales volume of aluminum was 538.5 million pounds for the first half of 2000, an increase of 5% from the 512.7 million pounds for the first half of 1999. Alflex unit sales volume was 309.1 million feet for the first six months of 2000, an increase of 9%, versus 282.4 million feet for the comparable period in 1999.

Gross Profit. Gross profit for the quarter ended June 30, 2000, decreased to $25.7 million from $27.2 million for the same period in 1999. Gross profit for the six months ended June 30, 2000 was $48.2 million versus $48.1 million for the comparable period in 1999. This quarter decrease and virtually flat six months is due primarily to the impact of lower material margins and higher unit manufacturing costs in the Company's electrical products business which more than offset higher material margins and lower unit manufacturing costs in the Company's aluminum products business.

Operating Income. The Company produced operating income of $10.8 million for the second quarter of 2000 compared with $13.1 million for the second quarter of 1999. For the six-month period ended June 30, 2000, operating income was $17.6 million, down from $20.9 million for the first half of 1999. Selling, general and administrative expenses during the second quarter of 2000 were $13.8 million, compared with $13.0 million for the same period in 1999 and were $28.4 million for the six months ended June 30, 2000, compared with $25.0 million for the same period in 1999. The increase was due primarily to increases at Alflex associated with higher sales volume and the infrastructure required to support the growth of this business. Other factors contributing to the increase in selling, general and administrative expenses were a new variable compensation plan, additional depreciation due to Y2K related projects and employee severance and related costs.

Net Income. Net income was $4.4 million for the quarter ended June 30, 2000, compared with net income of $6.6 million for the same period in 1999. Net income for the six months ended June 30, 2000 was $5.7 million compared with $8.7 million for the first half of 1999. Interest expense was $5.3 million for the quarter ended June 30, 2000, compared to $4.7 million for the same period in 1999 and $10.6 million for the six months ended June 30, 2000, compared with $10.0 million for the first half of 1999. These increases in the Company's interest expense are primarily due to the higher interest rates under the Company's accounts receivable securitization facility. Income tax expense was $1.5 million in the second quarter of 2000 compared to income tax expense of $1.8 million for the same period in 1999 and an income tax expense of $2.0 million for the six months ended June 30, 2000, compared to income tax expense of $2.5 million for the same period in 1999.

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

On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. At June 30, 2000, the Company had outstanding $111.0 million under the agreement and had $60.1 million of net residual interest in the securitized receivables. The net residual interest in the securitized receivables is included in other current assets in the Company's consolidated financial statements. The Company is currently negotiating a renewal of its accounts receivable securitization facility.

Capital expenditures were $6.2 million during the quarter ended June 30, 2000 and $13.0 million for the six months ended June 30, 2000. At June 30, 2000, the Company had commitments of $8.6 million for the purchase or construction of capital assets. Total capital expenditures for the year 2000 are expected to be approximately $31 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities and meeting environmental requirements.

Risk Management

The price of aluminum is subject to fluctuations due to unpredictable factors on the worldwide market. To reduce this market risk, the Company follows the policy of hedging its anticipated raw material requirements based on firm-priced sales and purchase orders. The Company purchases and sells futures contracts and options on the London Metal Exchange ("LME") based on its net metal position. The Company's metal position consists of inventories, purchase commitments, committed and anticipated sales, which is hedged using LME futures contracts and options. At June 30, 2000, the Company held purchase and sales commitments through 2000 totaling $83 million and $244 million, respectively. The Company also uses futures contracts to manage risks associated with its natural gas requirements. The Company held open aluminum futures contracts and options and natural gas futures, marked-to-market at June 30, 2000, with a net unrealized loss of $4.5 million.

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

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in net income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company currently expects to adopt SFAS No. 133 in the Company's first quarter 2001 reporting, as required by the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 137, issued in June 1999, which defers SFAS No. 133's effective date to the first quarter of 2001. Management is currently evaluating the impact of SFAS No. 133, including Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" which was issued in June 2000, on the Company's future financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders (the "Meeting"), held April 28, 2000, the following matters were submitted for a vote by the security holders:

     Catherine G. Burke and Larry E. Kittelberger were elected directors for terms expiring in 2003. There were 13,424,956 and 13,424,917, respectively, votes cast for and 55,601 and 55,640,respectively, abstentions. The terms of office of C. Frederick Fetterolf, Mark V. Kaminski, Paul E. Lego and John E. Merow continued after the meeting. Victor Torasso whose term expired at the Meeting elected to retire from the Board of Directors.

     Ratification  of  the  selection  of  PricewaterhouseCoopers   LLP  as  the
Company's independent auditors for 2000. There were 13,351,687 votes for and 91,294 votes against and 37,576 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
                  27            Financial Data Schedule.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

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


                         COMMONWEALTH INDUSTRIES, INC.


                         By:      /s/ Donald L. Marsh, Jr.
                                  ------------------------
                                      Donald L. Marsh, Jr.
                                      Executive Vice President, Chief Financial
                                      Officer and Secretary

Date:    August 1, 2000

                                  Exhibit Index

Exhibit
Number                 Description

   27            Financial Data Schedule.