Form 10-Q
period 2000-09-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 2000-11-02
CIK 934747

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

                For the quarterly period ended September 30, 2000

                                       or

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

Yes     X    No ____

The registrant had 16,528,051 shares of common stock outstanding at November 2, 2000.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2000

                                      INDEX

                         Part I - Financial Information

Item 1.  Financial Statements (unaudited)                           Page Number
                                                                    -----------

         Condensed Consolidated Balance Sheet as of September 30, 2000
         and December 31, 1999                                            3

         Condensed Consolidated Statement of Income for the three
         months and nine months ended September 30, 2000 and 1999         4

         Condensed Consolidated Statement of Cash Flows for the nine
         months ended September 30, 2000 and 1999                         5

         Notes to Condensed Consolidated Financial Statements             6-15


Item 2.   Management's Discussion and Analysis of Financial Condition     16-18
           and Results of Operations

                           Part II - Other Information

Item 1.   Legal Proceedings                                               19

Item 6.   Exhibits and Reports on Form 8-K                                19

Signatures                                                                20

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                     September 30,             December 31,
                                                                         2000                     1999
                                                                     --------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                           $   5,337               $       -
     Accounts receivable, net                                                  153                     118
     Inventories                                                           177,393                 207,413
     Prepayments and other current assets                                   68,743                  53,821
                                                                     --------------           -------------
            Total current assets                                           251,626                 261,352
Property, plant and equipment, net                                         267,312                 275,531
Goodwill, net                                                              161,253                 164,610
Other noncurrent assets                                                      3,801                   4,829
                                                                     --------------           -------------
            Total assets                                                 $ 683,992               $ 706,322
                                                                     ==============           =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                            $       -               $   1,188
     Accounts payable                                                       81,666                  97,937
     Accrued liabilities                                                    34,264                  39,160
                                                                     --------------           -------------
            Total current liabilities                                      115,930                 138,285
Long-term debt                                                             125,000                 125,000
Other long-term liabilities                                                  8,080                   8,412
Accrued pension benefits                                                     8,982                  12,482
Accrued postretirement benefits                                             82,250                  85,467
                                                                     --------------           -------------
            Total liabilities                                              340,242                 369,646
                                                                     --------------           -------------

Commitments and contingencies                                                    -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,528,051and 16,606,000 shares outstanding at
          September 30, 2000 and December 31, 1999, respectively               165                     166
     Additional paid-in capital                                            408,505                 409,062
     Accumulated deficit                                                   (56,320)                (61,866)
     Unearned compensation                                                     (18)                   (175)
     Notes receivable from sale of common stock                             (8,582)                (10,511)
                                                                     --------------           -------------
               Total stockholders' equity                                  343,750                 336,676
                                                                     --------------           -------------
               Total liabilities and stockholders' equity                $ 683,992               $ 706,322
                                                                     ==============           =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                      (in thousands except per share data)

                                                                    Three months ended                    Nine months ended
                                                                       September 30,                        September 30,
                                                              ------------------------------        ------------------------------
                                                                 2000              1999                2000              1999
                                                              ------------     -------------        ------------      ------------
Net sales                                                       $ 268,145         $ 275,083           $ 877,121         $ 785,358
Cost of goods sold                                                250,463           256,729             811,197           718,935
                                                              ------------     -------------        ------------      ------------
     Gross profit                                                  17,682            18,354              65,924            66,423
Selling, general and administrative expenses                       10,702            13,007              39,146            37,982
Amortization of goodwill                                            1,119             1,119               3,357             3,357
                                                              ------------     -------------        ------------      ------------
     Operating income                                               5,861             4,228              23,421            25,084
Other income (expense), net                                           346               278               1,011               731
Interest expense, net                                              (4,921)           (4,663)            (15,499)          (14,708)
                                                              ------------     -------------        ------------      ------------
     Income (loss) before income taxes                              1,286              (157)              8,933            11,107
Income tax expense (benefit)                                       (1,088)           (1,039)                900             1,488
                                                              ------------     -------------        ------------      ------------
     Net income                                                   $ 2,374             $ 882             $ 8,033           $ 9,619
                                                              ============     =============        ============      ============

     Basic and diluted net income per share                        $ 0.14            $ 0.05              $ 0.48            $ 0.60
                                                              ============     =============        ============      ============

Weighted average shares outstanding
     Basic                                                         16,528            16,373              16,580            16,092
     Diluted                                                       16,528            16,471              16,589            16,148

Dividends paid per share                                           $ 0.05            $ 0.05              $ 0.15            $ 0.15

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                              Nine months ended September 30,
                                                                                          -------------------------------------
                                                                                             2000                     1999
                                                                                          ------------            -------------
Cash flows from operating activities:
   Net income                                                                                 $ 8,033                  $ 9,619
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                                          29,465                   26,619
        Loss on disposal of property, plant and equipment                                       1,245                        7
        Issuance of common stock in connection with stock awards                                  121                       44
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                               (35)                    (321)
             Decrease (increase) in inventories                                                30,020                   (1,058)
             (Increase) in prepayments and other current assets                               (14,922)                 (47,054)
             Decrease (increase) in other noncurrent assets                                       128                      (85)
             (Decrease) increase in accounts payable                                          (16,271)                  29,822
             (Decrease) increase in accrued liabilities                                        (4,896)                   8,005
             (Decrease) increase in other liabilities                                          (7,049)                     581
                                                                                          ------------            -------------
                 Net cash provided by operating activities                                     25,839                   26,179
                                                                                          ------------            -------------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                                 (18,257)                 (27,441)
   Proceeds from sale of property, plant and equipment                                              4                        7
                                                                                          ------------            -------------
        Net cash (used in) investing activities                                               (18,253)                 (27,434)
                                                                                          ------------            -------------
Cash flows from financing activities:
   (Decrease) increase in outstanding checks in excess of deposits                             (1,188)                   3,674
   Proceeds from long-term debt                                                                48,800                   43,800
   Repayments of long-term debt                                                               (48,800)                  43,800)
   Repayments of notes receivable from sale of common stock                                     1,426                        -
   Cash dividends paid                                                                         (2,487)                  (2,425)
                                                                                          ------------            -------------
        Net cash (used in) provided by financing activities                                    (2,249)                   1,249
                                                                                          ------------            -------------
Net increase (decrease) in cash and cash equivalents                                            5,337                       (6)
Cash and cash equivalents at beginning of period                                                    -                        6
                                                                                          ------------            -------------
Cash and cash equivalents at end of period                                                    $ 5,337                  $     -
                                                                                          ============            =============
Supplemental disclosures:
   Interest paid                                                                              $12,829                 $ 11,397
   Income taxes paid                                                                              917                    2,338
Non-cash activities:
   Issuance of common stock for notes receivable                                                    -                   10,511
   Repayment of notes receivable from sale of common stock with
     common stock and subsequent retirement of common stock                                       503                        -

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

2. Inventories
The Company uses the last-in, first-out (LIFO), first-in, first-out (FIFO) and average-cost accounting methods for valuing its inventories.

(in thousands)                         September 30, 2000     December 31, 1999
--------------                         ------------------     -----------------
Raw materials                                   $  58,816            $   63,510
Work in process                                    68,076                80,210
Finished goods                                     51,029                62,278
Expendable parts and supplies                      16,248                15,895
                                                ---------             ---------
                                                  194,169               221,893
LIFO reserve                                      (16,776)              (14,480)
                                                ---------             ---------
                                                $ 177,393             $ 207,413
                                                =========             =========

Inventories of approximately $157.2 million and $183.3 million, included in the above totals (before the LIFO reserve) at September 30, 2000 and December 31, 1999, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

On September 30, 2000, the Company had no deferred realized gains or losses on closed futures contracts which would have been recorded as a decrease or increase to the carrying value of inventory. The Company had deferred realized losses of $0.7 million at December 31, 1999.

3. Provision for Income Taxes
The Company recognized an income tax benefit of $1.1 million and an income tax expense of $0.9 million for the three months and nine months ended September 30, 2000, respectively, compared to an income tax benefit of $1.0 million and an income tax expense of $1.5 million for the three months and nine months ended September 30, 1999, respectively.

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                                                     Three months ended
                                                                                        September 30,
                                                                                      2000          1999
                                                                                      ----          ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                        $2,374        $882
                                                                                       ======        ====

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                               16,528      16,373
                                                                                       ======      ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                               16,528      16,373
     Plus: dilutive effect of stock options                                                 -          98
                                                                                       ------      ------
           Adjusted weighted average shares                                            16,528      16,471
                                                                                       ======      ======

Net income per share data:
     Basic and diluted                                                                  $0.14       $0.05
                                                                                        =====       =====

                                                                                      Nine months ended
                                                                                        September 30,
                                                                                      2000          1999
                                                                                      ----          ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income                                                                       $ 8,033    $ 9,619
                                                                                      =======    =======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                               16,580     16,092
                                                                                       ======     ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                               16,580     16,092
     Plus: dilutive effect of stock options                                                 9         56
                                                                                       ------     ------
           Adjusted weighted average shares                                            16,589     16,148
                                                                                       ======     ======

Net income per share data:
     Basic and diluted                                                                  $0.48      $0.60
                                                                                        =====      =====

Options to purchase 939,500 and 934,500 common shares for the three months and nine months ended September 30, 2000, respectively, and 274,000 and 529,500 for the three months and nine months ended September 30, 1999, respectively, were excluded from the calculations above because the exercise prices on the options were greater than the average market price for the periods.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months and nine months ended September 30, 2000 and 1999. The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments.

                                                                       Electrical
                                                          Aluminum      Products       Other        Total
                                                          ---------    ----------    ---------     ---------
Three months ended September 30, 2000
-------------------------------------
Net sales to external customers                              $233,762      $34,383     $    --       $268,145
Intersegment net sales                                          6,595           --      (6,595)            --
Operating income (loss)                                         9,716       (1,183)     (2,672)         5,861
Depreciation and amortization                                   8,836        1,022          10          9,868
Total assets                                                  590,306       90,810       2,876        683,992
Capital expenditures                                            5,219           --          --          5,219

Three months ended September 30, 1999
-------------------------------------
Net sales to external customers                              $243,327      $31,756     $    --       $275,083
Intersegment net sales                                          8,137           --      (8,137)            --
Operating income                                                4,853        2,449      (3,074)         4,228
Depreciation and amortization                                   8,090          751         118          8,959
Total assets                                                  584,176      113,774          69        698,019
Capital expenditures                                            5,310        1,702          --          7,012

Nine months ended September 30, 2000
------------------------------------
Net sales to external customers                              $778,437      $98,684     $    --       $877,121
Intersegment net sales                                         20,710           --     (20,710)            --
Operating income (loss)                                        37,262       (2,815)    (11,026)        23,421
Depreciation and amortization                                  26,419        3,065         (19)        29,465
Total assets                                                  590,306       90,810       2,876        683,992
Capital expenditures                                           18,107          150          --         18,257

Nine months ended September 30, 1999
------------------------------------
Net sales to external customers                              $692,453      $92,905     $    --       $785,358
Intersegment net sales                                         21,478           --     (21,478)            --
Operating income                                               25,665        7,368      (7,949)        25,084
Depreciation and amortization                                  23,783        2,536         300         26,619
Total assets                                                  584,176      113,774          69        698,019
Capital expenditures                                           17,992        9,449          --         27,441

6. Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $100 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, combining balance sheet as of September 30, 2000 and December 31, 1999, statement of income for the three months and nine months ended September 30, 2000 and 1999 and statement of cash flows for the nine months ended September 30, 2000 and 1999.

                  Combining Balance Sheet at September 30, 2000
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $   5,337   $    --      $    --      $   5,337
          Accounts receivable, net                                          --        222,628        --       (222,475)         153
          Inventories                                                       --        177,393        --           --        177,393
          Prepayments and other current assets                               699        5,355      62,689         --         68,743
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          699      410,713      62,689     (222,475)     251,626
Property, plant and equipment, net                                          --        267,312        --           --        267,312
Goodwill, net                                                               --        161,253        --           --        161,253
Other noncurrent assets                                                  606,177        1,624        --       (604,000)       3,801
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 606,876    $ 840,902   $  62,689    $(826,475)   $ 683,992
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Outstanding checks in excess of deposits                     $    --      $    --     $    --      $    --      $    --
          Accounts payable                                               130,786       81,666      91,689     (222,475)      81,666
          Accrued liabilities                                              7,340       27,083        (159)        --         34,264
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 138,126      108,749      91,530     (222,475)     115,930
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          8,080        --           --          8,080
Accrued pension benefits                                                    --          8,982        --           --          8,982
Accrued postretirement benefits                                             --         82,250        --           --         82,250
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         263,126      208,061      91,530     (222,475)     340,242
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            165            1        --             (1)         165
     Additional paid-in capital                                          408,505      486,727       5,000     (491,727)     408,505
     Accumulated deficit                                                 (56,320)     146,113     (33,841)    (112,272)     (56,320)
     Unearned compensation                                                   (18)        --          --           --            (18)
     Notes receivable from sale of common stock                           (8,582)        --          --           --         (8,582)
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                343,750      632,841     (25,372)    (604,000)     343,750
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 606,876    $ 840,902   $  60,077    $(826,475)   $ 683,992
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
                                                                       =========    =========   =========    =========    =========

   Combining Statement of Income for the three months ended September 30, 2000
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 268,145      $    --         $    --         $ 268,145
Cost of goods sold                                              --           250,463           --              --           250,463
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            17,682           --              --            17,682
Selling, general and administrative expenses                      53          10,649           --              --            10,702
Amortization of goodwill                                        --             1,119           --              --             1,119
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (53)          5,914           --              --             5,861
Other income (expense), net                                    5,767             346           --            (5,767)            346
Interest income (expense), net                                (3,340)          1,888         (3,469)           --            (4,921)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         2,374           8,148         (3,469)         (5,767)          1,286
Income tax expense                                              --            (1,088)          --              --            (1,088)
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   2,374       $   9,236      $  (3,469)      $  (5,767)      $   2,374
                                                           =========       =========      =========       =========       =========

   Combining Statement of Income for the three months ended September 30, 1999
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 275,083      $    --         $    --         $ 275,083
Cost of goods sold                                              --           256,729           --              --           256,729
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            18,354           --              --            18,354
Selling, general and administrative expenses                     156          12,851           --              --            13,007
Amortization of goodwill                                        --             1,119           --              --             1,119
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (156)          4,384           --              --             4,228
Other income (expense), net                                    4,395             278           --            (4,395)            278
Interest income (expense), net                                (3,364)          1,344         (2,643)           --            (4,663)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                           875           6,006         (2,643)         (4,395)           (157)
Income tax expense                                                (7)         (1,032)           --              --           (1,039)
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $     882       $   7,038      $  (2,643)      $  (4,395)      $     882
                                                           =========       =========      =========       =========       =========

   Combining Statement of Income for the nine months ended September 30, 2000
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 877,121      $    --         $    --         $ 877,121
Cost of goods sold                                              --           811,197           --              --           811,197
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            65,924           --              --            65,924
Selling, general and administrative expenses                     195          38,951           --              --            39,146
Amortization of goodwill                                        --             3,357           --              --             3,357
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (195)         23,616           --              --            23,421
Other income (expense), net                                   18,210           1,011           --           (18,210)          1,011
Interest income (expense), net                                (9,982)          4,076         (9,593)           --           (15,499)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         8,033          28,703         (9,593)        (18,210)          8,933
Income tax expense                                              --               900           --              --               900
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   8,033       $  27,803      $  (9,593)      $ (18,210)      $   8,033
                                                           =========       =========      =========       =========       =========

   Combining Statement of Income for the nine months ended September 30, 1999
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 785,358      $    --         $    --         $ 785,358
Cost of goods sold                                              --           718,935           --              --           718,935
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            66,423           --              --            66,423
Selling, general and administrative expenses                     465          37,517           --              --            37,982
Amortization of goodwill                                        --             3,357           --              --             3,357
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (465)         25,549           --              --            25,084
Other income (expense), net                                   20,362             731           --           (20,362)            731
Interest income (expense), net                               (10,285)          2,794         (7,217)           --           (14,708)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         9,612          29,074         (7,217)        (20,362)         11,107
Income tax expense                                              --             1,495           --              --             1,488
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   9,612       $  27,579      $  (7,217)      $ (20,362)      $   9,619
                                                           =========       =========      =========       =========       =========

 Combining Statement of Cash Flows for the nine months ended September 30, 2000
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $  8,033    $ 27,803    $ (9,593)   $(18,210)   $  8,033
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation and amortization                                           (19)     29,484        --          --        29,465
        Loss on disposal of property, plant and equipment                      --         1,245        --          --         1,245
        Issuance of common stock in connection with stock awards                121        --          --          --           121
        Equity in undistributed net income of subsidiaries                     --       (18,210)       --        18,210        --
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net                172,266    (163,102)       --        (9,199)        (35)
             Decrease in inventories                                           --        30,020        --          --        30,020
             (Increase) decrease in prepayments and other current assets        (72)      7,859     (22,709)       --       (14,922)
             (Increase) decrease in other noncurrent assets                (316,981)    317,109        --          --           128
             Increase (decrease) in accounts payable                        130,786    (188,537)     32,281       9,199     (16,271)
             Increase (decrease) in accrued liabilities                       6,927     (11,844)         21        --        (4,896)
             (Decrease) in other liabilities                                   --        (7,049)       --          --        (7,049)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                    1,061      24,778        --          --        25,839
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --       (18,257)       --          --       (18,257)
   Proceeds from sale of property, plant and equipment                         --             4        --          --             4
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --       (18,253)       --          --       (18,253)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   (Decrease) in outstanding checks in excess of deposits                      --        (1,188)       --          --        (1,188)
   Proceeds from long-term debt                                                --        48,800        --          --        48,800
   Repayments of long-term debt                                                --       (48,800)       --          --       (48,800)
   Repayments of notes receivable from sale of common stock                   1,426        --          --          --         1,426
   Cash dividends paid                                                       (2,487)       --          --          --        (2,487)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) financing activities                              (1,061)     (1,188)       --          --        (2,249)
                                                                           --------    --------    --------    --------    --------
Net increase in cash and cash equivalents                                      --         5,337        --          --         5,337
Cash and cash equivalents at beginning of period                               --          --          --          --          --
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $  5,337    $   --      $   --      $  5,337
                                                                           ========    ========    ========    ========    ========

 Combining Statement of Cash Flows for the nine months ended September 30, 1999
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $  9,619    $ 27,579    $ (7,217)   $(20,362)   $  9,619
   Adjustments to reconcile net income (loss) to
     net cash provided by operations:
        Depreciation and amortization                                           627      25,992        --          --        26,619
        Loss on disposal of property, plant and equipment                      --             7        --          --             7
        Issuance of common stock in connection with stock awards                 44        --          --          --            44
        Equity in undistributed net income of subsidiaries                     --       (20,362)       --        20,362        --
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net                 11,552     (56,009)       --        44,136        (321)
             Decrease in inventories                                           --        (1,058)       --          --        (1,058)
             Decrease (increase) in prepayments and other current assets        (67)      1,508     (48,495)       --       (47,054)
             (Increase) decrease in other noncurrent assets                 (17,972)     17,887        --          --           (85)
             Increase (decrease) in accounts payable                           --        18,420      55,538     (44,136)     29,822
             (Decrease) increase in accrued liabilities                      (1,378)      9,209         174        --         8,005
             Increase in other liabilities                                     --           581        --          --           581
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                    2,425      23,754        --          --        26,179
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --       (27,441)       --          --       (27,441)
   Proceeds from sale of property, plant and equipment                         --             7        --          --             7
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --       (27,434)       --          --       (27,434)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                        --         3,674        --          --         3,674
   Proceeds from long-term debt                                                --        43,800        --          --        43,800
   Repayments of long-term debt                                                --       (43,800)       --          --       (43,800)
   Cash dividends paid                                                       (2,425)       --          --          --        (2,425)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) provided by financing activities                  (2,425)      3,674        --          --         1,249
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --            (6)       --          --            (6)
Cash and cash equivalents at beginning of period                               --             6        --          --             6
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $   --      $   --      $   --      $   --
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

The Company announced during October 2000 that it had signed a 10-year guaranteed supply agreement with Glencore Ltd., a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of 1.2 billion of P1020/99.7% aluminum from Glencore beginning in January 2001. As noted in the previous paragraph, primary aluminum is one of the Company's principal raw materials, however, the Company's main raw material is recycled aluminum scrap which makes up more than one-half of the Company's raw material requirements.

Demand for the Company's aluminum sheet products decreased in the third quarter of 2000 due to the Company's customers reducing inventories, the dampening effect of higher interest rates and a softening of the Truck Trailer and Distribution markets. Despite the softness in demand, material margins increased in the third quarter and first nine months of 2000 compared to the fourth quarter of 1999. Part of the increase in the material margins is due to improvements in product mix and the Company's ability to utilize lower-cost raw materials.

Shipments for the Company's electrical products in the third quarter of 2000 were up 9% versus the third quarter of 1999 as well as up 9% for the first nine months of 2000 over the comparable period in 1999. Material margins on the Company's electrical products continues to be under pressure and are below the levels achieved in 1999 due to expansions of existing production by competitors and the entry of new participants into the market as well as the effects of higher material costs for aluminum and copper wire.

Results of Operations for the three months and nine months ended September 30, 2000 and 1999
Net Sales. Net sales for the quarter ended September 30, 2000, decreased 3% to $268 million (including $34.4 million from Alflex) from $275 million (including $31.8 million from Alflex) for the same period in 1999. The decrease is due primarily to a decline in shipments for aluminum products which more than offset higher prices for the Company's aluminum products, while volume increased and price remained flat for the Company's electrical products compared with the same period last year. Unit sales volume of aluminum decreased 13% to 233.9 million pounds for the third quarter of 2000 from 267.9 million pounds for the third quarter of 1999. Alflex unit sales volume was 161.5 million feet for the third quarter of 2000, an increase of 9% versus 148.3 million feet for the comparable period in 1999. Net sales for the nine-month period ended September 30, 2000, were $877 million (including $98.7 million from Alflex), a 12% increase from the $785 million recorded in the first nine months of 1999 (including $92.9 million from Alflex). The increase is due primarily to higher prices which more than offset a slight decline in shipments for the Company's aluminum products, and to higher shipments of electrical products which more than offset a decline in prices for electrical products. Unit sales volume of aluminum was 772.3 million pounds for the first nine months of 2000, a decrease of 1% from the 780.6 million pounds for the comparable period in 1999. Alflex unit sales volume was
470.6  million feet for the first nine months of 2000, an increase of 9%, versus
430.7 million feet for the comparable period in 1999.

Gross Profit. Gross profit for the quarter ended September 30, 2000, decreased to $17.7 million from $18.4 million for the same period in 1999. Gross profit for the nine months ended September 30, 2000 was $65.9 million versus $66.4 million for the comparable period in 1999. These decreases were due primarily to the impact of lower material margins and higher unit manufacturing costs in the Company's electrical products business and higher unit manufacturing costs in the Company's aluminum products business. These factors more than offset higher material margins in the Company's aluminum products business.

Operating Income. The Company produced operating income of $5.9 million for the third quarter of 2000 compared with $4.2 million for the third quarter of 1999. For the nine-month period ended September 30, 2000, operating income was $23.4 million, down from $25.1 million for the first nine months of 1999. Selling, general and administrative expenses during the third quarter of 2000 were $10.7 million, compared with $13.0 million for the same period in 1999 and were $39.1 million for the nine months ended September 30, 2000, compared with $38.0 million for the same period in 1999. The third quarter decrease was due primarily to lower incentive compensation expenses and a net credit of approximately $0.3 million related to employee workforce reductions. The credit consists of $3.4 million of employee severance costs offset by a $3.7 million reduction in pension and postretirement benefits expense. Factors contributing to the nine-month period increase in selling, general and administrative expenses were a new variable compensation plan, additional depreciation due to Y2K related projects, a net charge related to employee workforce reductions and an increase at Alflex associated with higher sales volume.

Net Income. Net income was $2.4 million for the quarter ended September 30, 2000, compared with net income of $0.9 million for the same period in 1999. Net income for the nine months ended September 30, 2000 was $8.0 million compared with $9.6 million for the first nine months of 1999. Interest expense was $4.9 million for the quarter ended September 30, 2000, compared to $4.7 million for the same period in 1999 and $15.5 million for the nine months ended September 30, 2000, compared with $14.7 million for the comparable period in 1999. These increases in the Company's interest expense are primarily due to the higher interest rates under the Company's accounts receivable securitization facility. There was an income tax benefit of $1.1 million in the third quarter of 2000 compared to an income tax benefit of $1.0 million for the same period in 1999 and an income tax expense of $0.9 million for the nine months ended September 30, 2000, compared to income tax expense of $1.5 million for the same period in 1999.

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

On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During September 2000, the Company and the financial institution extended the accounts receivable securitization facility for an additional three-year period ending in September 2003. At September 30, 2000, the Company had outstanding $93.0 million under the agreement and had $62.7 million of net residual interest in the securitized receivables. The net residual interest in the securitized receivables is included in other current assets in the Company's consolidated financial statements.

Capital expenditures were $5.2 million during the quarter ended September 30, 2000 and $18.3 million for the nine months ended September 30, 2000. At September 30, 2000, the Company had commitments of $10.2 million for the purchase or construction of capital assets. Total capital expenditures for the year 2000 are expected to be approximately $25 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities and meeting environmental requirements.

Risk Management

The price of aluminum is subject to fluctuations due to unpredictable factors on the worldwide market. To reduce this market risk, the Company follows the policy of hedging its anticipated raw material requirements based on firm-priced sales and purchase orders. The Company purchases and sells futures contracts and options on the London Metal Exchange ("LME") based on its net metal position. The Company's metal position consists of inventories, purchase commitments, committed and anticipated sales, and is hedged using LME futures contracts and options. At September 30, 2000, the Company held purchase and sales commitments through 2000 totaling $65 million and $175 million, respectively. The Company also uses futures contracts to manage risks associated with its natural gas requirements. The Company held open aluminum futures contracts and options and natural gas futures, marked-to-market at September 30, 2000, with a net unrealized gain of $2.6 million.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

The Company has an interest rate swap agreement with a notional amount of $5 million which extends until September 2001. With respect to this agreement, the Company pays a fixed rate of interest and receives a LIBOR-based floating rate.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 First Amendment, dated May 12 1998, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

         10.2 Second Amendment, dated September 25, 2000, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

         27    Financial Data Schedule.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

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


                         COMMONWEALTH INDUSTRIES, INC.


                         By:      /s/ Donald L. Marsh, Jr.
                                  ------------------------
                                      Donald L. Marsh, Jr.
                                      Executive Vice President, Chief Financial
                                      Officer and Secretary

Date:    November 2, 2000

                                  Exhibit Index

Exhibit
Number                   Description

   10.1 First Amendment, dated May 12, 1998, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

   10.2 Second Amendment, dated September 25, 2000, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

   27       Financial Data Schedule.