Form 10-K
period 2000-12-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 2001-03-27
CIK 934747

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                       Fiscal Year Ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
         The aggregate market value of the common stock held by non-affiliates of the registrant as of March 2, 2001 was $80,594,000.
         The number of shares outstanding of the registrant's common stock as of March 2, 2001 was 16,452,268.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions  of  the  annual  report  to   stockholders   of  Commonwealth
Industries, Inc. for the year ended December 31, 2000 are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement dated March 16, 2001 for the 2001 Annual Meeting of Stockholders to be held April 20, 2001 are incorporated by reference into Part III.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2000

                                      INDEX

                                   PART I                                         Page
                                                                                  ----
Item 1.      Business................................................................3
Item 2.      Properties.............................................................10
Item 3.      Legal Proceedings......................................................10
Item 4.      Submission of Matters to a Vote of Security Holders....................10
Item E.O.    Executive Officers of the Registrant...................................10

                                     PART II

Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters...12
Item 6.      Selected Financial Data................................................13
Item 7.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..............................................13
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.............13
Item 8.      Financial Statements and Supplementary Data............................13
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..........................................13

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.....................14
Item 11.     Executive Compensation.................................................14
Item 12.     Security Ownership of Certain Beneficial Owners and Management.........14
Item 13      Certain Relationships and Related Transactions.........................14

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K.........14
             Signatures.............................................................20

                                     PART I

Item 1.  Business.

         Commonwealth Industries, Inc. (the "Company") is one of North America's leading manufacturers of aluminum sheet and, through its Alflex Corporation subsidiary ("Alflex"), of electrical flexible conduit and prewired armored cable.

         The Company's aluminum sheet products are produced using the conventional, direct -chill rolling ingot casting process at the Company's multi-purpose aluminum rolling mill at Lewisport, Kentucky, one of the largest in North America, and by the continuous casting process at its facilities located in Uhrichsville, Ohio, and Carson, California. The Company operates coating lines at the Lewisport mill and at Company facilities in Bedford, Ohio, and Torrance, California. It also operates tube mills in Carson as well as a tube mill opened in Kings Mountain, North Carolina in October 2000. The electrical flexible conduit and prewired armored cable products are manufactured at Alflex facilities in Long Beach, California and Rocky Mount, North Carolina.

         The aluminum sheet products manufactured by the Company are generally referred to as common alloy products. They are produced in a number of aluminum common alloys with thicknesses (gauge) of 0.008 to 0.250 inches, widths of up to 72 inches, and a variety of physical properties and packaging, in each case to meet customer specifications. These products are sold to distributors and end-users, principally for use in building and construction products such as roofing, siding, windows and gutters; transportation equipment such as truck trailers and bodies and automotive parts; and consumer durables such as cookware, appliances and lawn furniture. The Company also fabricates aluminum sheet into welded tube products for various markets. Substantially all of the Company's aluminum sheet products are produced in response to specific customer orders. Production of aluminum sheet products in 2000 was 943 million pounds or about 87% of capacity. In 2000, the North American market for aluminum sheet products, excluding rigid container sheet, foil and exports, was approximately
4.3 billion pounds.

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

         The Company estimates that at December 31, 2000 it had a backlog of firm orders for which product specifications have been defined of 163.8 million pounds of aluminum sheet products with an aggregate sales price of $167.9 million, compared to an estimate of 255.5 million pounds with an aggregate sales price of $275.9 million at December 31, 1999. Backlog is not a significant factor for the Company's electrical products. This drop in backlog reflects customer inventory corrections effected by a slowing North American economy.

Aluminum Sheet Products

         Manufacturing

         The Company's aluminum sheet manufacturing facilities are comprised of the rolling mills at Lewisport, Kentucky, Uhrichsville, Ohio, and Carson, California, coating facilities at Lewisport, Bedford, Ohio, and Torrance, California, and tube mills at Carson and Kings Mountain, North Carolina.

         The Lewisport mill uses the conventional, vertical direct-chill, rolling ingot casting process. This process permits the production of traditional aluminum sheet with strength, hardness, formability, finishing and other characteristics preferred for many applications. The flexibility permitted by this multi-purpose rolling mill enables the Company to target higher margin products, manufacture a variety of products with consistent high quality and respond quickly to shifts in market demand. In 2000, the Lewisport mill produced 528 million pounds of aluminum sheet products. At full capacity utilization, unit costs of converting metal to aluminum sheet products at Lewisport are believed to be among the lowest in the industry for plants using the conventional process.

         The Uhrichsville and Carson mills use low-cost, scrap-based twin-belt mini-mill continuous casting production technology. This process permits the efficient production of aluminum sheet alloys used in building and construction and other applications not requiring the more complex alloys or the physical characteristics better provided by the conventional casting method. The process eliminates several steps associated with conventional casting, thereby reducing manufacturing costs. Capital costs also are significantly lower than for mills using the conventional casting process. In 2000, the Uhrichsville and Carson mills together produced 415 million pounds of aluminum sheet products.

         Aluminum Supply

         Most of the aluminum metal used by the Company's rolling mills is purchased, principally from or through aluminum scrap dealers or brokers, in the form of aluminum scrap. The Company believes it is one of the largest users of aluminum scrap other than beverage can scrap in the United States and that the volume of its purchases assists it in obtaining scrap at competitive prices. The Company's remaining requirements are met with purchased primary metal, including metal produced in Russia to specifications that differ from the industry standard for primary aluminum but that is appropriate for the Company's needs.
         In October 2000, the Company signed a 10-year supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company has committed to purchase a minimum of 1.2 billion pounds of P1020/99.7% aluminum from Glencore over the 10-year term beginning in January 2001.

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

         The Company and IMCO Recycling, Inc ("IMCO") are parties to a supply agreement under which IMCO serves as the major supplier of molten recycled aluminum for the Company's Uhrichsville mill. Under the IMCO supply agreement, the Company purchases aluminum scrap and delivers it to IMCO who then processes and converts it into molten metal at its recycling and processing facility located adjacent to the Company's mill. The Company is responsible for the treatment and disposal of the waste generated as a result of IMCO's processing services on behalf of the Company. The IMCO supply agreement expires March 31, 2009. The Company has an option to purchase the IMCO facility and a right of first refusal if IMCO wishes to sell the facility.

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

Electrical Products

         Alflex fabricates its flexible conduit and armored cable at its Long Beach, California and Rocky Mount, North Carolina facilities. The Rocky Mount facility was completed in 1999 with production starting in the second quarter of 1999. This facility increased Alflex's capacity for cable products by approximately 50%. Alflex purchases its aluminum sheet from the Company. Alflex also uses significant amounts of insulated copper wire and steel in its production process.

         Alflex fabricates its electrical products by slitting aluminum or steel sheet on specialized narrow-width slitting equipment, after which the sheet is coiled. The coils are then fed through proprietary forming machines to produce the flexible conduit. Until 1998, Alflex followed a process that draws copper rod into wire, coats the wire with plastic insulation and, for certain products, wraps the coated wire with paper or plastic. The protective armoring is then wrapped around the cabled wire. During 1998, the Company executed a strategic alliance with BICCGeneral whereby beginning in the second half of 1999, Alflex ceased drawing wire and coating the wire with plastic insulation, and instead purchases all of its copper wire requirements from BICCGeneral.

         Alflex uses a specialized co-extrusion process involving both rigid and flexible plastics (PVC) to produce its non-metallic conduit. After production, the conduit and cable products are cut to length and packaged. Alflex designs and builds much of the equipment used to manufacture its products.


         Alflex has designed its manufacturing processes to allow it to produce a wide range of electrical flexible conduit and prewired armored cable products. The Company believes this manufacturing flexibility has contributed significantly to the growth in this business. Also, since the acquisition of the Alflex business, the Company has increased Alflex's electrical conduit and cable manufacturing capacity. Production volume increased from 519 million feet in 1997 to 580 million feet in 2000, however it decreased in 2000 from the 613 million feet produced in 1999 due to slower economic conditions in North America.

Customers and Markets

         The Company's aluminum sheet products are sold to distributors as well as end-users, principally in the building and construction, transportation and consumer durables markets. The Company ceased manufacturing rigid container sheet ("RCS") for the packaging market during 1999 in order to focus all of the Company's resources on its strategic markets.

         The following table sets forth for 2000 and 1999 the percentage of aluminum sheet net shipments contributed by each of these classes of customers and the Company's estimate of its share of these markets in North America.

                                  % of Net Shipments        % Market Share
                                  ------------------        --------------
                                   2000        1999          2000     1999
                                   ----        ----          ----     ----
Building and construction           44           41           36       34
Distribution                        34           31           23       22
Transportation                      13           13           15       18
Consumer durables and other          9           11           11       12
Rigid container sheet (packaging)    -            4            -        1
                                   ---          ---
                                   100          100
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

         The largest volume in the category of consumer durables and other markets for the Company is reroll stock sold for further processing and conversion for a variety of markets. Other major end-uses of this product category are cookware, consumer durables, appliances and irrigation pipe.

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

         Company sales are made to customers located primarily throughout North America. Sales outside North America have not been significant. During 2000, sales to one major customer amounted to approximately 14% of the Company's net sales. No other single customer accounted for more than 10% of the Company's net sales in 2000.

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

         Alflex electrical products are sold primarily through independent sales representatives to electrical distributors. Distributors represented approximately 84% of Alflex net sales in 2000. The remaining sales are made to the do-it-yourself ("DIY"), original equipment manufacturer ("OEM") and heating ventilation and air conditioning ("HVAC") markets. The independent sales representatives do not market Alflex's products exclusively, but they do not sell products that are in direct competition with products manufactured and sold by Alflex. Alflex serves over 6,000 customers.

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

         The   estimated   amounts   spent  during   2000,   1999  and  1998  on
Company-sponsored research and development activities were $0.9 million, $1.4 million and $0.9 million, respectively.

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

         Federal and state regulations continue to impose stricter emission requirements on the aluminum industry. While the Company believes that current pollution control measures at the emission sources at its facilities meet current requirements, additional measures at some of the Company's facilities may be required to meet future requirements.

             The Company has been named as a potentially responsible party at seven federal superfund sites and has completed closure activities at two of the sites for past waste disposal activity associated with closed recycling facilities. At the five other federal superfund sites, the Company is a minor contributor and has satisfied its obligations at four of the sites and expects to resolve its liability at the remaining site for a nominal amount. The Company is also under orders by agencies in two states for environmental remediation at three sites, one of which is currently operating and two of which have been closed. A trust fund exists to fund the activity at one of the sites undergoing closure and was established through contributions from two other parties in exchange for indemnification from further liability. The Company is reimbursed from the trust fund for approved closure and postclosure expenditures incurred at the site. The balance remaining in the trust fund at December 31, 2000 was approximately $0.2 million. In determining the adequacy of the Company's aggregate environmental contingency accrual, the assets of the trust fund were taken into account. Based on currently available information, the Company estimates the range of possible remaining expenditures with respect to the above matters is between $7 million and $14 million.

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

         The Company's aggregate loss contingency accrual for environmental matters was $9.4 million at December 31, 2000, which covers all environmental loss contingencies that the Company has determined to be probable and reasonably estimable. It is not possible, however, to predict the amount or timing of cost for future environmental matters which may subsequently be determined. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on the Company's consolidated results of operations or cash flows for the applicable period, the Company believes that such outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

         The  Company  has  incurred  and will  continue  to incur  capital  and operating expenditures for matters relating to environmental control and monitoring. Capital expenditures of the Company for environmental control and monitoring for 2000 and 1999 were $0.9 million and $1.5 million, respectively. All other environmental expenditures of the Company, including remediation expenditures, for 2000, 1999 and 1998 were $2.1 million, $2.3 million, and $1.0 million, respectively. The Company has planned environmental capital expenditures for 2001 and 2002 of $0.8 million and $0.5 million, respectively.

Employees

         At December 31, 2000, the Company employed 1,922 persons, of whom 1,328 were full-time non-salaried employees including 564 at Lewisport represented by the United Steel Workers of America ("USW") and 229 at the Uhrichsville and Bedford facilities represented by the Glass, Molders, Pottery, Plastic & Allied Workers International, AFL-CIO, CLC union ("GMP"). Current collective bargaining agreements with the USW and the GMP expire in July and December 2003, respectively. The Company believes its relationships with its employees are good.

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

        Location                    Nature             Square Feet      Status
        --------                    ------             -----------      ------
Louisville, Kentucky    Administrative offices              24,000      Leased

Lewisport, Kentucky     Rolling mill                     1,700,000       Owned

Uhrichsville, Ohio      Rolling mill                       285,000       Owned

Carson, California      Rolling mill and tube mill         103,000       Owned

Bedford, Ohio           Coating facility and tube mill     164,000      Leased

Torrance, California    Coating facility                    60,000      Leased

Kings Mountain, North   Tube mill                          100,000      Leased
 Carolina

Long Beach, California  Alflex administrative offices      154,000      Leased
                        and manufacturing facility

Rancho Dominguez,       Alflex distribution center         111,000      Leased
 California

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

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

Item E.O. Executive Officers of the Registrant.

         The executive officers of the Company as of March 19, 2001 were:

     Name            Age           Position with the Company
     ----            ---           -------------------------
Mark V. Kaminski      45      President, Chief Executive Officer and Director

Donald L. Marsh, Jr.  54      Executive Vice President, Chief Financial Officer
                                  and Secretary

Henry Del Castillo    61      Vice President Finance

Gregory P. Givan      48      Vice President and Treasurer

Katherine R. Gould    37      Vice President Organizational Development

Lenna Ruth Macdonald  38      Vice President, General Counsel and Assistant
                                  Secretary

John F. Barron        49      Controller and Assistant Secretary

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

         Mr. Givan joined the Company in July 1997. From 1987 until 1997 he was Second Vice President, Corporate Finance and Director, Corporate Finance and Risk Management and Assistant Treasurer of Providian Corp., a financial services company.

         Ms. Gould joined the Company in July 1998. From 1996 through 1998 she was Human Resource Manager of Gordonstone Coal Management, a joint venture between ARCO Coal Australia and Mitsui. Prior to 1996 she held operations and human resource management positions with Comalco Limited, an Australia-based aluminum company.

         Ms. Macdonald joined the Company in August 1999 as Principal Legal Counsel and Assistant Secretary and was elected to her present position in May 2000. From December 1998 to 1999 she served as Real Estate Counsel for Vencor, Inc. From 1993 to 1998 she held in-house counsel positions with Bank One Corporation, including with its subsidiary Banc One New Hampshire Asset Management Corporation as Assistant General Counsel and Litigation Group Leader.

         Mr. Barron joined the Company in February 1997. From 1986 to 1996 he held the position of Senior Vice President and Assistant Comptroller of Bank One Kentucky, N.A.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol CMIN. On March 2, 2001, there were 170 holders of record of the Company's Common Stock. The Company estimates that there were a total of 4,300 stockholders on that date, including beneficial owners. Since becoming publicly owned in March 1995, the Company has paid quarterly cash dividends on its Common Stock of $0.05 per share.

         The following table sets out the high and low sales prices for the Common Stock for each quarterly period indicated, as quoted in the Nasdaq National Market:

       2000                                High                Low
       ----                                ----                ---
First Quarter                            $13.44             $ 7.50
Second Quarter                             9.25               5.31
Third Quarter                              7.50               4.38
Fourth Quarter                             6.00               3.56

       1999
       ----
First Quarter                            $12.63             $ 8.25
Second Quarter                            14.75               7.38
Third Quarter                             18.38              12.25
Fourth Quarter                            14.63               9.63

Item 6. Selected Financial Data.

         The information captioned "Consolidated Selected Financial Data" included on page 9 of the Company's annual report to stockholders for the year ended December 31, 2000 is incorporated herein by reference. This information sets forth selected consolidated statement of operations, operating and balance sheet data for the years indicated. The financial information is derived from the audited consolidated financial statements of the Company for such years. This information should be read in conjunction with, and is qualified by reference to, the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 10 through 15 of the Company's annual report to stockholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information under the subcaption "Risk Management" included in the information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 10 through 15 of the Company's annual report to stockholders for the year ended December 31, 2000 is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data.

         The following consolidated financial statements of the Company and report of independent auditors included on pages 16 through 41 of the Company's annual report to stockholders for the year ended December 31, 2000 are incorporated herein by reference.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by Item 401 (other than paragraph (b) thereof) and Item 405 of Regulation S-K may be found under the caption Board of Directors of the Company's Proxy Statement dated March 16, 2001 for the Annual Meeting of Stockholders to be held on April 20, 2001 (the "Proxy Statement") and is incorporated herein by reference. The information required by Item 401(b) of Regulation S-K may be found under Item E.O. above.

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

Item 13. Certain Relationships and Related Transactions.

         The information required by Item 404 of Regulation S-K may be found under the caption Board of Directors--Compensation and Other Transactions with Directors and under the caption Executive Compensation --Management Development and Compensation Committee Interlocks and Insider Participation in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) (1)  List of  Financial Statements  filed

         The following consolidated financial statements of the Company and report of independent auditors included in the Company's annual report to stockholders for the year ended December 31, 2000 were incorporated by reference in Part II, item 8 of this report:

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

         Report of Independent Accountants on the Company's financial statement schedule filed as a part hereof for the years ended December 31, 2000, 1999 and 1998 is filed on page 18 of this report.

         Financial statement schedules other than listed above have been omitted since they are either not required or not applicable or the information is otherwise included.

         (b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the fourth quarter ended December 31, 2000.

         (c) Exhibits

                   3.1 Restated Certificate of Incorporation, effective April 18, 1997(incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

                   3.2 By-laws, dated April 17, 1997 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended
                           December 31,1999).

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

                  10.7.1 Amendment, dated December 18, 2000, to 1997 Stock Incentive Plan, as amended and restated
                           April 23, 1999.

                  10.8 Form of Severance Agreements between the Company and Mark V. Kaminski, Donald L. Marsh, Jr. and John J. Wasz (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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

                  10.10.2 Agreement, of Resignation, Appointment and Acceptance, dated as of August 18, 1999 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, National Westminster Bank, as resigning agent, and Bank One, Indiana, NA, as successor agent (incorporated by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1999).

                  10.10.3 Joinder Agreement, dated as of October 29, 1999 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as administrative agent (incorporated by reference to Exhibit 10.10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

                  10.10.4 Joinder Agreement, dated as of December 31, 1999 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as administrative agent (incorporated by reference to Exhibit 10.10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

                  10.10.5 Joinder Agreement, dated as of December 31, 2000 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as administrative agent.

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

                  10.13.1 First Amendment, dated May 12, 1998, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                  10.13.2 Second Amendment, dated September 25, 2000, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

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

                  10.15.3 Third Supplemental Indenture, dated as of December 31, 1999, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.15.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

                  10.15.4 Fourth Supplemental Indenture, dated as of December 31, 2000, to Indenture dated as of September 20, 1996.

                  13 Portions of the annual report to stockholders for the year ended December 31, 2000 which are expressly incorporated by reference in this filing.

                  21       Subsidiaries.

                  23       Consent of PricewaterhouseCoopers LLP.

        Report of Independent Accountants on Financial Statement Schedule

Board of Directors
Commonwealth Industries, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 23, 2001 appearing in the 2000 Annual Report to Stockholders of Commonwealth Industries, Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14 (a) (2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
January 23, 2001

                            Supplemental Schedule II
                          Commonwealth Industries, Inc.
                        Valuation and Qualifying Accounts
                        December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                     Additions
                                         Balance at  Charged to  Charged to               Balance at
                                         Beginning   Costs and     Other                    End of
           Description                   of Period   Expenses    Accounts     Deductions   of Period
           -----------                   ---------   --------    --------     ----------   ---------
Allowance for uncollectible accounts
     December 31,2000                     $1,950     $1,014      $    -       $     34      $2,930
     December 31,1999                      2,484        591           -          1,125       1,950
     December 31,1998                      2,348      1,131           -            995       2,484

Allowance for obsolete stores inventory
     December 31,2000                     $1,221     $    -      $    -       $     18      $1,203
     December 31,1999                      1,100        121           -              -       1,221
     December 31,1998                      1,100          -           -              -       1,100


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 23, 2001.


                                    COMMONWEALTH INDUSTRIES, INC.

                                    By /s/ Mark V. Kaminski
                                       ---------------------------------------
                                          Mark V. Kaminski, President and
                                          Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature                          Title                                          Date
         ---------                          -----                                          ----

/s/ Paul E. Lego
--------------------------
Paul E. Lego                          Chairman of the Board                            March 23, 2001

/s/ Mark V. Kaminski
--------------------------
Mark V. Kaminski                      President, Chief Executive Officer and Director  March 23, 2001
                                      (Principal Executive Officer)

/s/ Catherine G. Burke
--------------------------
Catherine G. Burke                    Director                                         March 23, 2001


/s/ C. Frederick Fetterolf
--------------------------
C. Frederick Fetterolf                Director                                         March 23, 2001


/s/ Larry E. Kittelberger
--------------------------
Larry E. Kittelberger                 Director                                         March 23, 2001


/s/ John E. Merow
--------------------------
John E. Merow                         Director                                         March 23, 2001


/s/ Donald L. Marsh, Jr.
--------------------------
Donald L. Marsh, Jr.                  Executive Vice President, Chief Financial        March 23, 2001
                                      Officer and Secretary (Principal Financial
                                      Officer)

/s/ Henry Del Castillo
--------------------------
Henry Del Castillo                    Vice President Finance                           March 23, 2001
                                      (Principal Accounting Officer)

/s/ John F. Barron
--------------------------
John F. Barron                        Controller and Assistant Secretary               March 23, 2001


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

                   3.2 By-laws, dated April 17, 1997 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended
                           December 31, 1999).

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

                  10.7.1 Amendment, dated December 18, 2000, to 1997 Stock Incentive Plan, as amended and restated
                           April 23, 1999.

                  10.8 Form of Severance Agreements between the Company and Mark V. Kaminski, Donald L. Marsh, Jr. and John J. Wasz (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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

                  10.10.2 Agreement, of Resignation, Appointment and Acceptance, dated as of August 18, 1999 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, National Westminster Bank, as resigning agent, and Bank One, Indiana, NA, as successor agent (incorporated by reference to Exhibit 10.10.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1999).

                  10.10.3 Joinder Agreement, dated as of October 29, 1999 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as administrative agent (incorporated by reference to Exhibit 10.10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

                  10.10.4 Joinder Agreement, dated as of December 31, 1999 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as administrative agent (incorporated by reference to Exhibit 10.10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

                  10.10.5 Joinder Agreement, dated as of December 31, 2000 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as administrative agent.

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

                  10.13.1 First Amendment, dated May 12, 1998, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                  10.13.2 Second Amendment, dated September 25, 2000, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

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

                  10.15.3 Third Supplemental Indenture, dated as of December 31, 1999, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.15.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

                  10.15.4 Fourth Supplemental Indenture, dated as of December 31, 2000, to Indenture dated as of September 20, 1996.

                  13 Portions of the annual report to stockholders for the year ended December 31, 1999 which are expressly incorporated by reference in this filing.

                  21       Subsidiaries.

                  23       Consent of PricewaterhouseCoopers LLP.