Form 10-Q
period 2001-03-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 2001-05-15
CIK 934747

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

                  For the quarterly period ended March 31, 2001

                                       or

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

Yes     X    No ____

The registrant had 16,459,468 shares of common stock outstanding at May 1, 2001.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2001

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                          Page Number
                                                                   -----------

         Condensed Consolidated Balance Sheet as of March 31, 2001
         and December 31, 2000                                          3

         Condensed Consolidated Statement of Income for the three
         months ended March 31, 2001 and 2000                           4

         Condensed Consolidated Statement of Comprehensive Income
         for the three months ended March 31, 2001 and 2000             5

         Condensed Consolidated Statement of Cash Flows for the three
         months ended March 31, 2001 and 2000                           6

         Notes to Condensed Consolidated Financial Statements           7-15


Item 2.  Management's Discussion and Analysis of Financial Condition    16-18
           and Results of Operations


                           Part II - Other Information


Item 1.   Legal Proceedings                                             19

Item 6.   Exhibits and Reports on Form 8-K                              19

Signatures                                                              20

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                       March 31,              December 31,
                                                                         2001                     2000
                                                                     --------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                            $ 12,901                $ 11,514
     Accounts receivable, net                                                  322                     111
     Inventories                                                           132,676                 137,685
     Prepayments and other current assets                                   90,087                  83,730
                                                                     --------------           -------------
          Total current assets                                             235,986                 233,040
Property, plant and equipment, net                                         253,108                 258,963
Goodwill, net                                                              159,015                 160,134
Other noncurrent assets                                                      2,859                   3,203
                                                                     --------------           -------------
          Total assets                                                   $ 650,968               $ 655,340
                                                                     ==============           =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                            $       -               $       -
     Accounts payable                                                       62,740                  53,522
     Accrued liabilities                                                    35,226                  41,056
                                                                     --------------           -------------
          Total current liabilities                                         97,966                  94,578
Long-term debt                                                             125,000                 125,000
Other long-term liabilities                                                  6,343                   6,369
Accrued pension benefits                                                     9,165                   9,085
Accrued postretirement benefits                                             81,484                  81,915
                                                                     --------------           -------------
          Total liabilities                                                319,958                 316,947
                                                                     --------------           -------------

Commitments and contingencies                                                    -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,452,268 and 16,528,051 shares outstanding at
          March 31, 2001 and December 31, 2000, respectively                   165                     165
     Additional paid-in capital                                            408,130                 408,505
     Accumulated deficit                                                   (68,566)                (61,688)
     Unearned compensation                                                       -                      (7)
     Notes receivable from sale of common stock                             (7,063)                 (8,582)
     Accumulated other comprehensive income:
          Effects of cash flow hedges                                       (1,656)                      -
                                                                     --------------           -------------
            Total stockholders' equity                                     331,010                 338,393
                                                                     --------------           -------------
            Total liabilities and stockholders' equity                   $ 650,968               $ 655,340
                                                                     ==============           =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                      (in thousands except per share data)

                                                           Three months ended March 31,
                                                     ----------------------------------------
                                                          2001                     2000
                                                     ---------------           --------------
Net sales                                                 $ 230,191                $ 320,965
Cost of goods sold                                          219,327                  298,425
                                                     ---------------           --------------
     Gross profit                                            10,864                   22,540
Selling, general and administrative expenses                 11,742                   14,645
Amortization of goodwill                                      1,119                    1,119
                                                     ---------------           --------------
     Operating income (loss)                                 (1,997)                   6,776
Other income (expense), net                                     240                      240
Interest expense, net                                        (4,073)                  (5,327)
                                                     ---------------           --------------
     Income (loss) before income taxes                       (5,830)                   1,689
Income tax expense                                              225                      439
                                                     ---------------           --------------
     Net income (loss)                                     $ (6,055)                 $ 1,250
                                                     ===============           ==============

Basic and diluted net income (loss) per share               $ (0.37)                  $ 0.08
                                                     ===============           ==============

Weighted average shares outstanding
     Basic                                                   16,455                   16,612
     Diluted                                                 16,455                   16,637

Dividends paid per share                                     $ 0.05                   $ 0.05

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
            Condensed Consolidated Statement of Comprehensive Income
                                 (in thousands)

                                                                   Three months ended March 31,
                                                             ----------------------------------------
                                                                 2001                     2000
                                                             -------------           ----------------
Net income (loss)                                                 $ (6,055)                $ 1,250
Other comprehensive income, net of tax:
     Net change related to cash flow hedges                         (1,656)                      -
                                                             --------------           --------------
Comprehensive income (loss)                                       $ (7,711)                $ 1,250
                                                             ==============           ==============

                 See notes to consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                                 Three months ended March 31,
                                                                                              ----------------------------------
                                                                                                 2001                   2000
                                                                                              -----------            -----------
Cash flows from operating activities:
   Net income (loss)                                                                             $(6,055)               $ 1,250
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operations:
        Depreciation and amortization                                                              9,700                  9,814
        Loss on disposal of property, plant and equipment                                            478                      -
        Issuance of common stock in connection with stock awards                                      75                     75
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                                 (211)                    (3)
             Decrease in inventories                                                               5,009                  2,414
             (Increase) decrease in prepayments and other current assets                          (6,357)                 7,387
             Decrease (increase) in other noncurrent assets                                           44                    (15)
             Increase (decrease) in accounts payable                                               9,218                (15,888)
             (Decrease) in accrued liabilities                                                    (5,830)                (7,563)
             (Decrease) in other liabilities                                                      (2,033)                  (319)
                                                                                              -----------            -----------
                 Net cash provided by (used in) operating activities                               4,038                 (2,848)
                                                                                              -----------            -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                                     (2,897)                (6,801)
   Proceeds from sale of property, plant and equipment                                                 -                      4
                                                                                              -----------            -----------
        Net cash (used in) investing activities                                                   (2,897)                (6,797)
                                                                                              -----------            -----------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                                                -                  9,688
   Proceeds from long-term debt                                                                   32,000                 40,400
   Repayments of long-term debt                                                                  (32,000)               (40,400)
   Repayments of notes receivable from sale of common stock                                        1,069                    788
   Cash dividends paid                                                                              (823)                  (831)
                                                                                              -----------            -----------
        Net cash provided by financing activities                                                    246                  9,645
                                                                                              -----------            -----------
Net increase in cash and cash equivalents                                                          1,387                      -
Cash and cash equivalents at beginning of period                                                  11,514                      -
                                                                                              -----------            -----------
Cash and cash equivalents at end of period                                                       $12,901                $     -
                                                                                              ===========            ===========
Supplemental disclosures:
    Interest paid                                                                                $   900                $ 1,845
    Income taxes paid (refund received)                                                             (388)                   103
Non-cash activities:
    Repayment of notes receivable from sale of common stock with                                     450                      -
      common stock and subsequent retirement of common stock

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

2. Inventories
The Company uses the last-in, first-out (LIFO), first-in, first-out (FIFO) and average-cost accounting methods for valuing its inventories.

(in thousands)                         March  31, 2001      December 31, 2000
--------------                         ---------------      -----------------
Raw materials                              $  31,843                $  50,154
Work in process                               56,362                   49,473
Finished goods                                41,223                   33,899
Expendable parts and supplies                 15,724                   15,850
                                           ---------                ---------
                                             145,152                  149,376
LIFO reserve                                 (12,476)                 (11,691)
                                           ---------                ---------
                                           $ 132,676                $ 137,685
                                           =========                =========

Inventories of approximately $109.7 million and $116.5 million, included in the above totals (before the LIFO reserve) at March 31, 2001 and December 31, 2000, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

3. Provision for Income Taxes
The Company recognized income tax expense of $0.2 million for the three months ended March 31, 2001 compared to income tax expense of $0.4 million for the three months ended March 31, 2000.

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                                                    Three months ended
                                                                                         March 31,
                                                                                      2001         2000
                                                                                      ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                               $(6,055)      $1,250
                                                                                     ========      ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                               16,455      16,612
                                                                                       ======      ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                               16,455      16,612
     Plus: dilutive effect of stock options                                                 -          25
                                                                                       ------      ------
           Adjusted weighted average shares                                            16,455      16,637
                                                                                       ======      ======

Net income (loss) per share data:
     Basic and diluted                                                                $(0.37)       $0.08
                                                                                      =======       =====

Options to purchase 310,000 common shares, which equate to 54,140 incremental common equivalent shares, were excluded from the calculation above for the three months ended March 31, 2001 as their effect would have been antidilutive. In addition, options to purchase 812,000 and 773,500 common shares for the three months ended March 31, 2001 and 2000, respectively, were excluded from the calculations above because the exercise prices on the options were greater than the average market price for the periods.

5.  Financial Instruments and Hedging Activities
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", including Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in net income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company recorded a cumulative-effect-type deferred net gain transition adjustment of $6.6 million in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments upon adoption of SFAS No. 133 on January 1, 2001. The Company expects to reclassify this deferred net gain from other comprehensive income into net income as cost of goods sold before December 31, 2001.

The Company enters into futures contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company has designated these futures and option contracts as cash flow hedges of anticipated aluminum raw material and natural gas requirements.

Gains, losses and premiums on these instruments that are recorded in other comprehensive income will be reclassified into net income as cost of goods sold in the periods when the related inventory is sold or gas used. As of March 31, 2001, approximately $0.9 million of the $1.7 million of deferred net losses are expected to be reclassified from other comprehensive income into net income as cost of goods sold over the next twelve months. A net loss of $0.4 million was recognized in cost of goods sold during the three months ended March 31, 2001 representing the amount of the hedges' ineffectiveness. As of March 31, 2001, the Company held open aluminum and natural gas futures contracts and options having maturity dates extending through December 2003.

In order to hedge a portion of its interest rate risk, the Company is party to an interest rate swap agreement with a notional amount of $5 million under which the Company pays a fixed rate of interest and receives a LIBOR-based floating rate. The Company's interest rate swap agreement at March 31, 2001 did not qualify for hedge accounting under SFAS 133 and as such the change in the fair value of the interest rate swap agreement is recognized currently as interest expense, net in the Company's consolidated income statement. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the three months ended March 31, 2001.

6.  Information Concerning Business Segments
The Company has determined it has two reportable segments: aluminum and electrical products. The aluminum segment manufactures aluminum sheet for distributors and the transportation, construction, and consumer durables end-use markets. The electrical products segment manufactures flexible electrical wiring products for the commercial construction and do-it-yourself markets.

The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in the Company's annual report to stockholders for the year ended December 31, 2000. All intersegment sales prices are market based. The Company evaluates the performance of its operating segments based upon operating income.

The Company's reportable segments are strategic business units that offer different products to different customer groups. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2001 and 2000. The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments.


                                                                       Electrical
                                                          Aluminum      Products         Other         Total
                                                          --------     ----------      --------     ----------
Three months ended March 31, 2001
---------------------------------
Net sales to external customers                              $199,845      $30,346     $     --      $230,191
Intersegment net sales                                          7,981           --       (7,981)           --
Operating income (loss)                                           903        1,042       (3,942)       (1,997)
Depreciation and amortization                                   8,716          977            7         9,700
Total assets                                                  552,586       95,606        2,776       650,968
Capital expenditures                                            2,807           90           --         2,897

Three months ended March 31, 2000
---------------------------------
Net sales to external customers                              $285,346      $35,619     $     --      $320,965
Intersegment net sales                                          7,041           --       (7,041)           --
Operating income                                               11,526         (897)      (3,853)        6,776
Depreciation and amortization                                   8,685        1,022          107         9,814
Total assets                                                  596,153       97,401           75       693,629
Capital expenditures                                            6,698          103           --         6,801

7. Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $100 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, combining balance sheet as of March 31, 2001 and December 31, 2000, statement of income and statement of cash flows for the three months ended March 31, 2001 and 2000.

                  Combining Balance Sheet at March 31, 2001
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $  12,901   $    --      $    --      $  12,901
          Accounts receivable, net                                          --        257,987        --       (257,665)         322
          Inventories                                                       --        132,676        --           --        132,676
          Prepayments and other current assets                               816        3,014      86,257         --         90,087
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          816      406,578      86,257     (257,665)     235,986
Property, plant and equipment, net                                          --        253,108        --           --        253,108
Goodwill, net                                                               --        159,015        --           --        159,015
Other noncurrent assets                                                  602,381          899        --       (600,421)       2,859
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 603,197    $ 819,600   $  86,257    $(858,086)   $ 650,968
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Outstanding checks in excess of deposits                     $    --      $    --     $    --      $    --      $    --
          Accounts payable                                               136,671       62,740     120,994     (257,665)      62,740
          Accrued liabilities                                              8,860       26,907        (541)        --         35,226
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 145,531       89,647     120,453     (257,665)      97,966
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          6,343        --           --          6,343
Accrued pension benefits                                                    --          9,165        --           --          9,165
Accrued postretirement benefits                                             --         81,484        --           --         81,484
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         270,531      186,639     120,453     (257,665)     319,958
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            165            1        --             (1)         165
     Additional paid-in capital                                          408,130      486,727       5,000     (491,727)     408,130
     Accumulated deficit                                                 (68,566)     147,889     (39,196)    (108,693)     (68,566)
     Notes receivable from sale of common stock                           (7,063)        --          --           --         (7,063)
     Accumulated other comprehensive income:
       Effects of cash flow hedges                                          --         (1,656)       --           --         (1,656)
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                332,666      632,961     (34,196)    (600,421)     331,010
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 603,197    $ 819,600   $  86,257    $(858,086)   $ 650,968
                                                                       =========    =========   =========    =========    =========

                  Combining Balance Sheet at December 31, 2000
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $  11,514   $    --      $    --      $  11,514
          Accounts receivable, net                                          --        242,176        --       (242,065)         111
          Inventories                                                       --        137,685        --           --        137,685
          Prepayments and other current assets                               797       10,566      72,367         --         83,730
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          797      401,941      72,367     (242,065)     233,040
Property, plant and equipment, net                                          --        258,963        --           --        258,963
Goodwill, net                                                               --        160,134        --           --        160,134
Other noncurrent assets                                                  605,054        1,135        --       (602,986)       3,203
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 605,851    $ 822,173   $  72,367    $(845,051)   $ 655,340
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Outstanding checks in excess of deposits                     $    --      $    --     $    --      $    --      $    --
          Accounts payable                                               137,384       53,522     104,681     (242,065)      53,522
          Accrued liabilities                                              5,074       36,288        (306)        --         41,056
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 142,458       89,810     104,375     (242,065)      94,578
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          6,369        --           --          6,369
Accrued pension benefits                                                    --          9,085        --           --          9,085
Accrued postretirement benefits                                             --         81,915        --           --         81,915
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         267,458      187,179     104,375     (242,065)     316,947
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            165            1        --             (1)         165
     Additional paid-in capital                                          408,505      486,727       5,000     (491,727)     408,505
     Accumulated deficit                                                 (61,688)     148,266     (37,008)    (111,258)     (61,688)
     Unearned compensation                                                    (7)        --          --           --             (7)
     Notes receivable from sale of common stock                           (8,582)        --          --           --         (8,582)
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                338,393      634,994     (32,008)    (602,986)     338,393
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 605,851    $ 822,173   $  72,367    $(845,051)   $ 655,340
                                                                       =========    =========   =========    =========    =========

     Combining Statement of Income for the three months ended March 31, 2001
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 230,191      $    --         $    --         $ 230,191
Cost of goods sold                                              --           219,327           --              --           219,327
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            10,864           --              --            10,864
Selling, general and administrative expenses                     129          11,613           --              --            11,742
Amortization of goodwill                                        --             1,119           --              --             1,119
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (129)         (1,868)          --              --            (1,997)
Other income (expense), net                                   (2,565)            240           --             2,565             240
Interest income (expense), net                                (3,361)          1,476         (2,188)           --            (4,073)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                        (6,055)           (152)        (2,188)          2,565          (5,830)
Income tax expense                                               --              225           --              --               225
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (6,055)      $    (377)     $  (2,188)      $   2,565       $  (6,055)
                                                           =========       =========      =========       =========       =========

   Combining Statement of Income for the three months ended March 31, 2000
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --        $  320,965      $    --         $    --        $  320,965
Cost of goods sold                                              --           298,425           --              --           298,425
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            22,540           --              --            22,540
Selling, general and administrative expenses                     222          14,423           --              --            14,645
Amortization of goodwill                                        --             1,119           --              --             1,119
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (222)          6,998           --                --           6,776
Other income (expense), net                                    4,789             240           --            (4,789)            240
Interest income (expense), net                                (3,317)            916         (2,926)           --            (5,327)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         1,250           8,154         (2,926)         (4,789)          1,689
Income tax expense (benefit)                                     --              439           --              --               439
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   1,250       $   7,715      $  (2,926)      $  (4,789)      $   1,250
                                                           =========       =========      =========       =========       =========

   Combining Statement of Cash Flows for the three months ended March 31, 2001
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $ (6,055)   $   (377)   $ (2,188)   $  2,565    $ (6,055)
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation and amortization                                             7       9,693        --          --         9,700
        Loss on disposal of property, plant and equipment                      --           478        --          --           478
        Issuance of common stock in connection with stock awards                 75        --          --          --            75
        Equity in undistributed net income of subsidiaries                     --         2,565        --        (2,565)       --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (15,811)       --        15,600        (211)
             Decrease in inventories                                           --         5,009        --          --         5,009
             (Increase) decrease in prepayments and other current assets        (19)      7,552     (13,890)       --        (6,357)
             Decrease (increase) in other noncurrent assets                   2,673      (2,629)       --          --            44
             (Decrease) increase in accounts payable                           (713)      9,218      16,313     (15,600)      9,218
             Increase (decrease) in accrued liabilities                       3,786      (9,381)       (235)       --        (5,830)
             (Decrease) in other liabilities                                   --        (2,033)       --          --        (2,033)
                                                                           --------    --------    --------    --------    --------
                 Net cash (used in) provided by operating activities           (246)      4,284        --          --         4,038
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (2,897)       --          --        (2,897)
   Proceeds from sale of property, plant and equipment                         --          --          --          --          --
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (2,897)       --          --        (2,897)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                --        32,000        --          --        32,000
   Repayments of long-term debt                                                --       (32,000)       --          --       (32,000)
   Repayments of notes receivable from sale of common stock                   1,069        --          --          --         1,069
   Cash dividends paid                                                         (823)       --          --          --          (823)
                                                                           --------    --------    --------    --------    --------
        Net cash provided by financing activities                               246        --          --          --           246
                                                                           --------    --------    --------    --------    --------
Net increase in cash and cash equivalents                                      --         1,387        --          --         1,387
Cash and cash equivalents at beginning of period                               --        11,514        --          --        11,514
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $ 12,901    $   --      $   --      $ 12,901
                                                                           ========    ========    ========    ========    ========

   Combining Statement of Cash Flows for the three months ended March 31, 2000
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $  1,250    $  7,715    $ (2,926)   $ (4,789)   $  1,250
   Adjustments to reconcile net income (loss) to
     net cash provided by operations:
        Depreciation and amortization                                           216       9,598        --          --         9,814
        Issuance of common stock in connection with stock awards                 75        --          --          --            75
        Equity in undistributed net income of subsidiaries                     --        (4,789)       --         4,789        --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                  2,255      (4,130)       --         1,872          (3)
             Decrease in inventories                                           --         2,414        --          --         2,414
             Decrease (increase) in prepayments and other current assets        117       8,820      (1,550)       --         7,387
             (Increase) decrease in other noncurrent assets                  (4,940)      4,925        --          --           (15)
             (Decrease) increase in accounts payable                           --       (18,143)      4,127      (1,872)    (15,888)
             Increase (decrease) in accrued liabilities                       1,070      (8,982)        349        --        (7,563)
             (Decrease) in other liabilities                                   --          (319)       --          --          (319)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by (used in) operating activities             43      (2,891)       --          --        (2,848)
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (6,801)       --          --        (6,801)
   Proceeds from sale of property, plant and equipment                         --             4        --          --             4
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (6,797)       --          --        (6,797)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                        --         9,688        --          --         9,688
   Proceeds from long-term debt                                                --        40,400        --          --        40,400
   Repayments of long-term debt                                                --       (40,400)       --          --       (40,400)
   Repayments of notes receivable from sale of common stock                     788        --          --          --           788
   Cash dividends paid                                                         (831)       --          --          --          (831)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) provided by financing activities                     (43)      9,688        --          --         9,645
                                                                           --------    --------    --------    --------    --------
Net increase (decrease) in cash and cash equivalents                           --          --          --          --          --
Cash and cash equivalents at beginning of period                               --          --          --          --          --
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $   --      $   --      $   --      $   --
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

Overview
The Company manufactures non-heat treat coiled aluminum sheet for distributors and the transportation, construction and consumer durables end use markets and electrical flexible conduit and prewired armored cable for the commercial construction and renovation markets. The Company's principal raw materials are aluminum scrap, primary aluminum, copper and steel. Trends in the demand for aluminum sheet products in the United States and in the prices of aluminum primary metal, aluminum scrap and copper commodities affect the business of the Company. The Company's operating results also are affected by factors specific to the Company, such as the margins between selling prices for its products and its cost of raw material ("material margins") and its unit cost of converting raw material into its products ("conversion cost"). While changes in aluminum and copper prices can cause the Company's net sales to change significantly from period to period, net income is more directly impacted by the fluctuation in material margins.

During the first quarter of 2001, shipments of the Company's aluminum sheet products decreased by 31% from the first quarter of 2000. Demand for the Company's aluminum sheet products decreased in the first quarter of 2001 due to the Company's customers reducing inventories built last year and the increasingly soft business conditions generally throughout the economy and specifically across the Company's various markets. Despite the softness in demand, material margins increased slightly in the first quarter compared to the first quarter of 2000. Part of the increase in the material margins is due to improvements in product mix and the Company's ability to utilize lower-cost raw materials.

Demand for the Company's electrical products also decreased during the first quarter of 2001. Shipments were down 22% compared to the first quarter of 2000 due to the weak customer demand. Material margins, however, increased due to increased selling prices on armored cable products. The higher material margins more than offset the effect of the decline in shipment volume and higher manufacturing unit costs compared to the first quarter of 2000 and returned the Company's electrical products business unit to an operating profit for the first quarter of 2001.

Results of Operations for the three months ended March 31, 2001 and 2000
Net Sales. Net sales for the quarter ended March 31, 2001, decreased 28% to $230.2 million (including $30.3 million from Alflex) from $321.0 million (including $35.6 million from Alflex) for the same period in 2000. The decrease is due to continued weak customer demand affecting virtually all of the Company's markets versus a strong first quarter of 2000. Unit sales volume of aluminum decreased 31% to 190.0 million pounds for the first quarter of 2001 from 274.3 million pounds for the first quarter of 1999. Alflex unit sales volume was 128.4 million feet for the first quarter of 2001 versus 164.5 million feet for the comparable period in 2000, a decline of 22%.

Gross Profit. Gross profit for the quarter ended March 31, 2001, decreased to $10.9 million (4.7% of net sales) from $22.5 million (7.0% of net sales) for the same period in 2000. This decrease was related entirely to the aluminum business unit as manufacturing inefficiencies related to lower volume, severance charges of approximately $2.0 million related to workforce reductions and significantly higher energy costs more than offset the slight improvement in material margins. Despite the higher energy costs, the Alflex business unit increased its gross profit for the first quarter of 2001 versus the first quarter of 2000 due to improved material margins.

Operating Income. The Company had an operating loss of $2.0 million for the first quarter of 2001 compared with operating income of $6.8 million for the first quarter of 2000. The decrease was related entirely to the aluminum business unit's gross profit decline as described in the preceding paragraph as the Alflex business unit had operating income of $1.0 million in the first quarter of 2001 compared to an operating loss of $0.9 million in the first quarter of 2000. Selling, general and administrative expenses during the first quarter of 2001 were $11.7 million, compared with $14.6 million for the same period in 2000. Contributing to the decrease were reduced incentive compensation expenses and lower selling expenses.

Net Income. The Company had a net loss of $6.1 million for the quarter ended March 31, 2001, compared to net income of $1.3 million for the same period in 2000. Interest expense was $4.1 million for the quarter ended March 31, 2001, compared $5.3 million recorded in the first quarter of 2000. The decrease was primarily due to a reduction in amounts outstanding under the Company's accounts receivable securitization facility. There was income tax expense of $0.2 million in the first quarter of 2001 compared to income tax expense of $0.4 million for the same period in 2000.

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operations, the Company's accounts receivable securitization facility described below and borrowings under its $100 million revolving credit facility. The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least through 2001.

During 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the accounts receivable securitization facility for an additional three-year period ending in September 2003. At March 31, 2001, the Company had outstanding $49.0 million under the agreement and had $86.3 million of net residual interest in the securitized receivables which is included in other current assets in the Company's consolidated financial statements. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first quarter of 2001, the Company received gross proceeds of $30.0 million from the sale of receivables and made gross payments of $50.0 million under the agreement.

The Company's operations provided cash flows of $4.0 million for the three months ended March 31, 2001 compared to using $2.8 million in the three months ended March 31, 2000. Working capital increased to $138.0 million at March 31, 2001 from $127.0 million at March 31, 2000.

Capital expenditures were $2.9 million during the quarter ended March 31, 2001. At March 31, 2001, the Company had commitments of $0.4 million for the purchase or construction of capital assets. Total capital expenditures for the year 2001 are expected to be approximately $15 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities and meeting environmental requirements.

Risk Management

The price of aluminum is subject to fluctuations due to unpredictable factors on the worldwide market. To reduce this market risk, the Company follows a policy of hedging its anticipated raw material purchases based on firm-priced sales and purchase orders by purchasing and selling futures contracts and options on the London Metal Exchange ("LME"). At March 31, 2001, the Company held purchase and sales commitments through September 2002 totaling $45 million and $160 million, respectively. The Company also uses futures contracts and options to reduce its risks associated with its natural gas requirements.

As described in note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") effective January 1, 2001 and has designated its aluminum and natural gas futures contracts and options as cash flow hedges.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

In order to hedge a portion of its interest rate risk, the Company is party to an interest rate swap agreement with a notional amount of $5 million under which the Company pays a fixed rate of interest and receives a LIBOR-based floating rate. The Company's interest rate swap agreement at March 31, 2001 did not qualify for hedge accounting under SFAS 133 and as such the change in the fair value of the interest rate swap agreement is recognized currently as interest expense, net in the Company's consolidated income statement. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the three months ended March 31, 2001.

Recently Issued Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). The Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. Additional disclosures were included in note 2 to the consolidated financial statements included in the Company's annual report to stockholders. This Statement is not expected to have a material impact on the Company's results of operations or financial position.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

There are no exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

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


                       COMMONWEALTH INDUSTRIES, INC.


                       By:      /s/ Donald L. Marsh, Jr.
                                ------------------------
                                    Donald L. Marsh, Jr.
                                    Executive Vice President, Chief Financial
                                    Officer and Secretary


Date:    May  4, 2001