Form 10-Q
period 2001-06-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 2001-08-03
CIK 934747

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

                  For the quarterly period ended June 30, 2001

                                       or

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

Yes     X    No ____

The registrant had 16,459,468 shares of common stock outstanding at July 27, 2001.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2001

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number
                                                                    -----------

         Condensed Consolidated Balance Sheet as of June 30, 2001
         and December 31, 2000                                            3

         Condensed Consolidated Statement of Income for the three
         months and six months ended June 30, 2001 and 2000               4

         Condensed Consolidated Statement of Comprehensive Income
         for the three months and six months ended June 30, 2001
         and 2000                                                         5

         Condensed Consolidated Statement of Cash Flows for the six
         months ended June 30, 2001 and 2000                              6

         Notes to Condensed Consolidated Financial Statements             7-17

Item 2.  Management's Discussion and Analysis of Financial Condition      18-21
         and Results of Operations

                           Part II - Other Information

Item 1.   Legal Proceedings                                               22

Item 4.   Submission of Matters to a Vote of Security Holders             22

Item 6.   Exhibits and Reports on Form 8-K                                22

Signatures                                                                23

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                       June 30,                December 31,
                                                                         2001                      2000
                                                                     --------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                           $       -               $  11,514
     Accounts receivable, net                                                  805                     111
     Inventories                                                           127,512                 137,685
     Prepayments and other current assets                                  107,165                  83,730
                                                                     --------------           -------------
          Total current assets                                             235,482                 233,040
Property, plant and equipment, net                                         246,384                 258,963
Goodwill, net                                                              157,896                 160,134
Other noncurrent assets                                                      2,734                   3,203
                                                                     --------------           -------------
          Total assets                                                   $ 642,496               $ 655,340
                                                                     ==============           =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                            $   1,243               $       -
     Accounts payable                                                       62,720                  53,522
     Accrued liabilities                                                    40,153                  41,056
                                                                     --------------           -------------
          Total current liabilities                                        104,116                  94,578
Long-term debt                                                             125,000                 125,000
Other long-term liabilities                                                  6,829                   6,369
Accrued pension benefits                                                     8,527                   9,085
Accrued postretirement benefits                                             80,780                  81,915
                                                                     --------------           -------------
          Total liabilities                                                325,252                 316,947
                                                                     --------------           -------------

Commitments and contingencies                                                    -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,459,468 and 16,528,051 shares outstanding at
          June 30, 2001 and December 31, 2000, respectively                    165                     165
     Additional paid-in capital                                            408,161                 408,505
     Accumulated deficit                                                   (74,289)                (61,688)
     Unearned compensation                                                       -                      (7)
     Notes receivable from sale of common stock                             (6,519)                 (8,582)
     Accumulated other comprehensive income:
           Effects of cash flow hedges                                     (10,274)                      -
                                                                     --------------           -------------
              Total stockholders' equity                                   317,244                 338,393
                                                                     --------------           -------------
              Total liabilities and stockholders' equity                 $ 642,496               $ 655,340
                                                                     ==============           =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                      (in thousands except per share data)

                                                                     Three months ended                    Six months ended
                                                                          June 30,                              June 30,
                                                              -------------------------------        -------------------------------
                                                                 2001               2000                2001               2000
                                                              ------------      -------------        ------------       ------------
Net sales                                                       $ 235,505          $ 304,021           $ 465,696          $ 624,986
Cost of goods sold                                                224,197            278,319             443,524            576,744
                                                              ------------      -------------        ------------       ------------
     Gross profit                                                  11,308             25,702              22,172             48,242
Selling, general and administrative expenses                       11,086             13,799              22,828             28,444
Amortization of goodwill                                            1,119              1,119               2,238              2,238
                                                              ------------      -------------        ------------       ------------
     Operating income (loss)                                         (897)            10,784              (2,894)            17,560
Other income (expense), net                                           118                425                 358                665
Interest expense, net                                              (3,946)            (5,251)             (8,019)           (10,578)
                                                              ------------      -------------        ------------       ------------
     Income (loss) before income taxes                             (4,725)             5,958             (10,555)             7,647
Income tax expense                                                    175              1,549                 400              1,988
                                                              ------------      -------------        ------------       ------------
     Net income (loss)                                           $ (4,900)           $ 4,409           $ (10,955)           $ 5,659
                                                              ============      =============        ============       ============

Basic and diluted net income (loss) per share                     $ (0.30)            $ 0.27             $ (0.67)            $ 0.34
                                                              ============      =============        ============       ============

Weighted average shares outstanding
     Basic                                                         16,458             16,602              16,456             16,607
     Diluted                                                       16,458             16,602              16,456             16,620

Dividends paid per share                                           $ 0.05             $ 0.05              $ 0.10             $ 0.10

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
            Condensed Consolidated Statement of Comprehensive Income
                                 (in thousands)

                                                                     Three months ended                     Six months ended
                                                                          June 30,                              June 30,
                                                             -----------------------------------     -------------------------------
                                                                 2001                 2000              2001               2000
                                                             --------------      ---------------     ------------      -------------
Net income (loss)                                                 $ (4,900)             $ 4,409        $ (10,955)           $ 5,659
Other comprehensive income, net of tax:
     Net change related to cash flow hedges                         (8,618)                   -          (10,274)                 -
                                                             --------------      ---------------     ------------      -------------
Comprehensive income (loss)                                      $ (13,518)             $ 4,409        $ (21,229)           $ 5,659
                                                             ==============      ===============     ============      =============

                 See notes to consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                       Six months ended June 30,
                                                                                  -------------------------------------
                                                                                      2001                     2000
                                                                                  ------------            -------------
Cash flows from operating activities:
   Net income (loss)                                                                $ (10,955)                 $ 5,659
   Adjustments to reconcile net income (loss) to net cash (used in)
    operations:
        Depreciation and amortization                                                  19,341                   19,597
        Loss on disposal of property, plant and equipment                                 238                      699
        Issuance of common stock in connection with stock awards                          106                      121
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                      (694)                     (41)
             Decrease in inventories                                                   10,173                   11,354
             (Increase) in prepayments and other current assets                       (23,435)                 (14,034)
             (Increase) decrease in other noncurrent assets                              (131)                      94
             Increase (decrease) in accounts payable                                    9,198                  (20,780)
             (Decrease) in accrued liabilities                                           (903)                  (3,426)
             (Decrease) in other liabilities                                          (11,507)                    (206)
                                                                                  ------------            -------------
                 Net cash (used in) operating activities                               (8,569)                    (963)
                                                                                  ------------            -------------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                          (4,161)                 (13,038)
   Proceeds from sale of property, plant and equipment                                      6                        4
                                                                                  ------------            -------------
        Net cash (used in) investing activities                                        (4,155)                 (13,034)
                                                                                  ------------            -------------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                                 1,243                     9,482
   Proceeds from long-term debt                                                        32,000                    47,550
   Repayments of long-term debt                                                       (32,000)                  (42,800)
   Repayments of notes receivable from sale of common stock                             1,613                     1,426
   Cash dividends paid                                                                 (1,646)                   (1,661)
                                                                                  ------------            -------------
        Net cash provided by financing activities                                       1,210                    13,997
                                                                                  ------------            -------------
Net (decrease) in cash and cash equivalents                                           (11,514)                        -
Cash and cash equivalents at beginning of period                                       11,514                         -
                                                                                  ------------            -------------
Cash and cash equivalents at end of period                                           $      -                  $      -
                                                                                  ============            =============
Supplemental disclosures:
     Interest paid                                                                   $  8,237                  $ 10,788
     Income taxes paid                                                                    101                       521
Non-cash activities:
     Repayment of notes receivable from sale of common stock with
       common stock and subsequent retirement of common stock                             450                       503

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

2. Inventories
The Company uses the last-in, first-out (LIFO), first-in, first-out (FIFO) and average-cost accounting methods for valuing its inventories.

(in thousands)                        June 30, 2001         December 31, 2000
--------------                        -------------         -----------------
Raw materials                           $  32,764                 $  50,154
Work in process                            49,819                    49,473
Finished goods                             37,528                    33,899
Expendable parts and supplies              16,795                    15,850
                                        ---------                 ---------
                                          136,906                   149,376
LIFO reserve                               (9,394)                  (11,691)
                                        ---------                 ---------
                                        $ 127,512                 $ 137,685
                                        =========                 =========

Inventories of approximately $116.6 million and $116.5 million, included in the above totals (before the LIFO reserve) at June 30, 2001 and December 31, 2000, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

3. Provision for Income Taxes
The Company recognized an income tax expense of $0.2 million and $0.4 million for the three months and six months ended June 30, 2001, respectively, compared to an income tax expense of $1.5 million and $2.0 million for the three months and six months ended June 30, 2000, respectively.

4. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                      Three months ended
                                                                                            June 30,
                                                                                        2001        2000
                                                                                        ----        ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                                $(4,900)     $4,409
                                                                                      ========     ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                16,458     16,602
                                                                                        ======     ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                16,458     16,602
     Plus: dilutive effect of stock options                                                  -          -
                                                                                        ------     ------
           Adjusted weighted average shares                                             16,458     16,602
                                                                                        ======     ======

Net income (loss) per share data:
     Basic and diluted                                                                 $(0.30)      $0.27
                                                                                       =======      =====

                                                                                        Six months ended
                                                                                             June 30,
                                                                                         2001        2000
                                                                                         ----        ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                               $(10,955)     $5,659
                                                                                     =========     ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                16,456     16,607
                                                                                        ======     ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                16,456     16,607
     Plus: dilutive effect of stock options                                                  -         13
                                                                                        ------     ------
           Adjusted weighted average shares                                             16,456     16,620
                                                                                        ======     ======

Net income (loss) per share data:
     Basic and diluted                                                                 $(0.67)      $0.34
                                                                                       =======      =====

Options to purchase 310,000 and 317,500 common shares, which equate to 30,431 and 42,286 incremental common equivalent shares, respectively, were excluded from the diluted calculation above for the three months and six months ended
June 30, 2001 as their effect would have been antidilutive. In addition, options to purchase 799,500 common shares for both the three months and six months ended
June 30, 2001 and 957,500 and 952,500 for the three months and six months ended
June 30, 2000, respectively, were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the periods.

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

The Company enters into futures contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company has designated the futures contracts as cash flow hedges of anticipated aluminum raw material and natural gas requirements.

Gains, losses and premiums on these instruments that are recorded in other comprehensive income will be reclassified into net income as cost of goods sold in the periods when the related inventory is sold or gas used. As of June 30, 2001, approximately $8.2 million of the $10.3 million of deferred net losses are expected to be reclassified from other comprehensive income into net income as cost of goods sold over the next twelve months. A net gain of $0.4 million and a net loss of $0.03 million was recognized in cost of goods sold during the three months and six months ended June 30, 2001, respectively, representing the amount of the hedges' ineffectiveness. As of June 30, 2001, the Company held open aluminum and natural gas futures contracts and options having maturity dates extending through December 2003.

In order to hedge a portion of its interest rate risk, the Company is party to an interest rate swap agreement with a notional amount of $5 million under which the Company pays a fixed rate of interest and receives a LIBOR-based floating rate. The Company's interest rate swap agreement at June 30, 2001 did not qualify for hedge accounting under SFAS 133 and as such the change in the fair value of the interest rate swap agreement is recognized currently as interest expense, net in the Company's consolidated income statement. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the three months and six months ended June 30, 2001.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months and six months ended June 30, 2001 and 2000. The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments.

                                                                       Electrical
                                                          Aluminum      Products        Other         Total
                                                          --------     ----------     ---------     ---------
Three months ended June 30, 2001
--------------------------------
Net sales to external customers                              $203,379      $32,126     $    --      $235,505
Intersegment net sales                                          6,452           --      (6,452)           --
Operating income (loss)                                           824        1,621      (3,342)         (897)
Depreciation and amortization                                   8,664          977          --         9,641
Total assets                                                  541,440       98,729       2,327       642,496
Capital expenditures                                            1,168           96          --         1,264

Three months ended June 30, 2000
--------------------------------
Net sales to external customers                              $271,127      $32,894     $    --      $304,021
Intersegment net sales                                          7,074           --      (7,074)           --
Operating income (loss)                                        16,020         (735)     (4,501)       10,784
Depreciation and amortization                                   8,898        1,021        (136)        9,783
Total assets                                                  605,037       93,728       2,893       701,658
Capital expenditures                                            6,190           47          --         6,237

Six months ended June 30, 2001
------------------------------
Net sales to external customers                              $403,224      $62,472     $    --      $465,696
Intersegment net sales                                         14,433           --     (14,433)           --
Operating income (loss)                                         1,727        2,663      (7,284)       (2,894)
Depreciation and amortization                                  17,380        1,954           7        19,341
Total assets                                                  541,440       98,729       2,327       642,496
Capital expenditures                                            3,975          186          --         4,161

Six months ended June 30, 2000
------------------------------
Net sales to external customers                              $556,473      $68,513     $    --      $624,986
Intersegment net sales                                         14,115           --     (14,115)           --
Operating income (loss)                                        27,546       (1,632)     (8,354)       17,560
Depreciation and amortization                                  17,583        2,043         (29)       19,597
Total assets                                                  605,037       93,728       2,893       701,658
Capital expenditures                                           12,888          150          --        13,038

7. Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $100 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, combining balance sheet as of June 30, 2001 and December 31, 2000, statement of income for the three months and six months ended June 30, 2001 and 2000 and statement of cash flows for the six months ended June 30, 2001 and 2000.

                    Combining Balance Sheet at June 30, 2001
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $    --     $    --      $    --      $    --
          Accounts receivable, net                                          --        284,737        --       (283,932)         805
          Inventories                                                       --        127,512        --           --        127,512
          Prepayments and other current assets                               476        2,705     103,984         --        107,165
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          476      414,954     103,984     (283,932)     235,482
Property, plant and equipment, net                                          --        246,384        --           --        246,384
Goodwill, net                                                               --        157,896        --           --        157,896
Other noncurrent assets                                                  600,747          883        --       (598,896)       2,734
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 601,223    $ 820,117   $ 103,984    $(882,828)   $ 642,496
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Outstanding checks in excess of deposits                     $    --      $   1,243   $    --      $    --      $   1,243
          Accounts payable                                               143,332       62,720     140,600     (283,932)      62,720
          Accrued liabilities                                              5,373       35,391        (611)        --         40,153
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 148,705       99,354     139,989     (283,932)     104,116
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          6,829        --           --          6,829
Accrued pension benefits                                                    --          8,527        --           --          8,527
Accrued postretirement benefits                                             --         80,780        --           --         80,780
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         273,705      195,490     139,989     (283,932)     325,252
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            165            1        --             (1)         165
     Additional paid-in capital                                          408,161      486,727       5,000     (491,727)     408,161
     Accumulated deficit                                                 (74,289)     148,173     (41,005)    (107,168)     (74,289)
     Notes receivable from sale of common stock                           (6,519)        --          --           --         (6,519)
     Accumulated other comprehensive income:
       Effects of cash flow hedges                                          --        (10,274)       --           --        (10,274)
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                327,518      624,627     (36,005)    (598,896)     317,244
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 601,223    $ 820,117   $ 103,984    $(882,828)   $ 642,496
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
                                                                       =========    =========   =========    =========    =========

     Combining Statement of Income for the three months ended June 30, 2001
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 235,505      $    --         $    --         $ 235,505
Cost of goods sold                                              --           224,197           --              --           224,197
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            11,308           --              --            11,308
Selling, general and administrative expenses                      47          11,039           --              --            11,086
Amortization of goodwill                                        --             1,119           --              --             1,119
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (47)           (850)           --              --             (897)
Other income (expense), net                                   (1,525)            118           --             1,525             118
Interest income (expense), net                                (3,328)          1,191         (1,809)           --            (3,946)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                        (4,900)            459         (1,809)          1,525          (4,725)
Income tax expense                                              --               175           --              --               175
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (4,900)      $     284      $  (1,809)      $   1,525       $  (4,900)
                                                           =========       =========      =========       =========       =========

     Combining Statement of Income for the three months ended June 30, 2000
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 304,021      $    --         $    --         $ 304,021
Cost of goods sold                                              --           278,319           --              --           278,319
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            25,702           --              --            25,702
Selling, general and administrative expenses                     (80)         13,879           --              --            13,799
Amortization of goodwill                                        --             1,119           --              --             1,119
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                      80          10,704           --              --            10,784
Other income (expense), net                                    7,654             425           --            (7,654)            425
Interest income (expense), net                                (3,325)          1,272         (3,198)           --            (5,251)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         4,409          12,401         (3,198)         (7,654)          5,958
Income tax expense                                              --             1,549           --              --             1,549
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   4,409       $  10,852      $  (3,198)      $  (7,654)      $   4,409
                                                           =========       =========      =========       =========       =========

      Combining Statement of Income for the six months ended June 30, 2001
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 465,696      $    --         $    --         $ 465,696
Cost of goods sold                                              --           443,524           --              --           443,524
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            22,172           --              --            22,172
Selling, general and administrative expenses                     176          22,652           --              --            22,828
Amortization of goodwill                                        --             2,238           --              --             2,238
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (176)         (2,718)          --              --            (2,894)
Other income (expense), net                                   (4,090)            358           --             4,090             358
Interest income (expense), net                                (6,689)          2,667         (3,997)           --            (8,019)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                       (10,955)            307         (3,997)          4,090         (10,555)
Income tax expense                                              --               400           --              --               400
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $ (10,955)      $     (93)     $  (3,997)      $   4,090       $ (10,955)
                                                           =========       =========      =========       =========       =========

      Combining Statement of Income for the six months ended June 30, 2000
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 624,986      $    --         $    --         $ 624,986
Cost of goods sold                                              --           576,744           --              --           576,744
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            48,242           --              --            48,242
Selling, general and administrative expenses                     142          28,302           --              --            28,444
Amortization of goodwill                                        --             2,238           --              --             2,238
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (142)         17,702           --              --            17,560
Other income (expense), net                                   12,443             665           --           (12,443)            665
Interest income (expense), net                                (6,642)          2,188         (6,124)           --           (10,578)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         5,659          20,555         (6,124)        (12,443)          7,647
Income tax expense                                              --             1,988           --              --             1,988
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   5,659       $  18,567      $  (6,124)      $ (12,443)      $   5,659
                                                           =========       =========      =========       =========       =========

    Combining Statement of Cash Flows for the six months ended June 30, 2001
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $(10,955)   $    (93)  $  (3,997)   $  4,090    $(10,955)
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation and amortization                                             7      19,334        --          --        19,341
        Loss on disposal of property, plant and equipment                      --           238        --          --           238
        Issuance of common stock in connection with stock awards                106        --          --          --           106
        Equity in undistributed net income of subsidiaries                     --         4,090        --        (4,090)        --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (42,561)       --        41,867        (694)
             Decrease in inventories                                           --        10,173        --          --        10,173
             Decrease (increase) in prepayments and other current assets        321       7,861     (31,617)       --       (23,435)
             Decrease (increase) in other noncurrent assets                   4,307      (4,438)       --          --          (131)
             Increase (decrease) in accounts payable                          5,948       9,198      35,919     (41,867)      9,198
             Increase (decrease) in accrued liabilities                         299        (897)       (305)       --          (903)
             (Decrease) in other liabilities                                   --       (11,507)       --          --       (11,507)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by (used in) operating activities             33      (8,602)       --          --        (8,569)
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (4,161)       --          --        (4,161)
   Proceeds from sale of property, plant and equipment                         --             6        --          --             6
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (4,155)       --          --        (4,155)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                        --         1,243        --          --         1,243
   Proceeds from long-term debt                                                --        32,000        --          --        32,000
   Repayments of long-term debt                                                --       (32,000)       --          --       (32,000)
   Repayments of notes receivable from sale of common stock                   1,613        --          --          --         1,613
   Cash dividends paid                                                       (1,646)       --          --          --        (1,646)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) provided by financing activities                     (33)      1,243        --          --         1,210
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --       (11,514)       --          --       (11,514)
Cash and cash equivalents at beginning of period                               --        11,514        --          --        11,514
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $   --      $   --      $   --      $   --
                                                                           ========    ========    ========    ========    ========

    Combining Statement of Cash Flows for the six months ended June 30, 2000
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $  5,659    $ 18,567    $ (6,124)   $(12,443)   $  5,659
   Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operations:
        Depreciation and amortization                                           (29)     19,626        --          --        19,597
        Loss on disposal of property, plant and equipment                      --           699        --          --           699
        Issuance of common stock in connection with stock awards                121        --          --          --           121
        Equity in undistributed net income of subsidiaries                     --       (12,443)       --        12,443        --
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net                  2,434     (25,972)       --        23,497         (41)
             Decrease in inventories                                           --        11,354        --          --        11,354
             Decrease (increase) in prepayments and other current assets         20       6,043     (20,097)       --       (14,034)
             (Increase) decrease in other noncurrent assets                 (11,981)     12,075        --          --            94
             (Decrease) increase in accounts payable                           --       (23,214)     25,931     (23,497)    (20,780)
             Increase (decrease) in accrued liabilities                       4,011      (7,727)        290        --        (3,426)
             (Decrease) in other liabilities                                   --          (206)       --          --          (206)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by (used in) operating activities            235      (1,198)       --          --          (963)
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --       (13,038)       --          --       (13,038)
   Proceeds from sale of property, plant and equipment                         --             4        --          --             4
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --       (13,034)       --          --       (13,034)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                        --         9,482        --          --         9,482
   Proceeds from long-term debt                                                --        47,550        --          --        47,550
   Repayments of long-term debt                                                --       (42,800)       --          --       (42,800)
   Repayments of notes receivable from sale of common stock                   1,426        --          --          --         1,426
   Cash dividends paid                                                       (1,661)       --          --          --        (1,661)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) provided by financing activities                    (235)     14,232        --          --        13,997
                                                                           --------    --------    --------    --------    --------
Net increase (decrease) in cash and cash equivalents                           --          --          --          --          --
Cash and cash equivalents at beginning of period                               --          --          --          --          --
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $   --      $   --      $   --      $   --
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

During the first half of 2001, shipments of the Company's aluminum sheet products decreased by 28% from the first half of 2000. Demand for the Company's aluminum sheet products decreased in the first half of 2001 reflecting ongoing weak business conditions throughout the economy generally and specifically across the Company's various markets. In addition, material margins which had trended higher over the past few quarters, also eased somewhat in the second quarter due to a highly competitive marketplace.

Demand for the Company's electrical products also decreased during the first half of 2001. Shipments were down 14% compared to the first half of 2000 due to the weak customer demand. While material margins for the second quarter of 2001 were down slightly from the first quarter of 2001, material margins for the first six months of 2001 increased versus the margins experienced in the first half of 2000 due to increased selling prices on armored cable products and a reduction in material costs per foot. The higher material margins for the six months of 2001 more than offset the effect of the decline in shipment volume and higher manufacturing unit costs compared to the first half of 2000 and returned the Company's electrical products business unit to an operating profit during the first quarter of 2001 and continuing in the second quarter.

Results of Operations for the three months and six months ended June 30, 2001 and 2000
Net Sales. Net sales for the quarter ended June 30, 2001, decreased 23% to $236 million (including $32.1 million from Alflex) from $304 million (including $32.9 million from Alflex) for the same period in 2000. The decrease is due to continued weak customer demand affecting virtually all of the Company's markets versus a strong second quarter of 2000. Unit sales volume of aluminum decreased 25% to 198.3 million pounds for the second quarter of 2001 from 264.1 million pounds for the second quarter of 2000. Alflex unit sales volume was 138.2 million feet for the second quarter of 2001, a decrease of 4% versus 144.6 million feet for the comparable period in 2000. Net sales for the six-month period ended June 30, 2001, were $466 million (including $62.5 million from Alflex), a 25% decrease from the $625 million recorded in the first half of 2000 (including $68.5 million from Alflex). As stated previously, the decrease is due to ongoing weak business conditions throughout the economy generally and specifically across the Company's various markets. Unit sales volume of aluminum was 387.6 million pounds for the first half of 2001, a decrease of 28% from the
538.5 million pounds for the first half of 2000. Alflex unit sales volume was
266.6 million feet for the first six months of 2001, a decrease of 14%, versus
309.1 million feet for the comparable period in 2000.

Gross Profit. Gross profit for the quarter ended June 30, 2001, decreased to $11.3 million (4.8% of net sales) from $25.7 million (8.5% of net sales) for the same period in 2000. Gross profit for the six months ended June 30, 2001 was $22.2 million (4.8% of net sales) versus $48.2 million (7.7% of net sales) for the comparable period in 2000. This decrease was related entirely to the aluminum business unit as manufacturing inefficiencies related to lower volume, severance charges of approximately $2.0 million related to workforce reductions in the first quarter of 2001 and significantly higher energy costs more than offset the slight improvement in material margins for the six months of 2001 versus the same period in 2000. Despite the higher energy costs, the Alflex business unit increased its gross profit for the first six months of 2001 versus the first half of 2000 due to improved material margins.

Operating Income. The Company had an operating loss of $0.9 million for the second quarter of 2001 compared with operating income of $10.8 million for the second quarter of 2000. For the six-month period ended June 30, 2001, the Company had an operating loss of $2.9 million, versus operating income of $17.6 million for the first half of 2000. The decreases were related entirely to the aluminum business unit's gross profit decline as described in the preceding paragraph as the Alflex business unit had operating income of $1.6 million and $2.7 million in the second quarter and first half of 2001, respectively, compared to an operating loss of $0.7 million and $1.6 million in the second quarter and first six months of 2000. Selling, general and administrative expenses during the second quarter of 2001 were $11.1 million, compared with $13.8 million for the same period in 2000 and were $22.8 million for the six months ended June 30, 2001, compared with $28.4 million for the same period in 2000. Contributing to the decrease were reduced incentive compensation expenses, lower selling expenses, lower professional services and lower overall salary expense due to workforce reductions. This was partially offset by higher medical insurance costs.

Net Income. The Company had a net loss of $4.9 million for the quarter ended June 30, 2001, compared with net income of $4.4 million for the same period in 2000. The Company's net loss for the six months ended June 30, 2001 was $11.0 million compared with net income of $5.7 million for the first half of 2000. Interest expense was $3.9 million for the quarter ended June 30, 2001, compared to $5.3 million for the same period in 2000 and $8.0 million for the six months ended June 30, 2001, compared with $10.6 million for the first half of 2000. These decreases were primarily due to a reduction in amounts outstanding under the Company's accounts receivable securitization facility. Income tax expense was $0.2 million in the second quarter of 2001 compared to income tax expense of $1.5 million for the same period in 2000 and an income tax expense of $0.4 million for the six months ended June 30, 2001, compared to income tax expense of $2.0 million for the same period in 2000.

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

During 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the accounts receivable securitization facility for an additional three-year period ending in September 2003. At June 30, 2001, the Company had outstanding $32.0 million under the agreement and had $104.0 million of net residual interest in the securitized receivables which is included in other current assets in the Company's consolidated financial statements. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first half of 2001, the Company received gross proceeds of $30.0 million from the sale of receivables and made gross payments of $67.0 million under the agreement.

The Company's operations used cash flows of $8.6 million for the six months ended June 30, 2001 compared to using $1.0 million in the six months ended June 30, 2000. Working capital decreased to $131.4 million at June 30, 2001 from $140.5 million at June 30, 2000.

Capital expenditures were $1.3 million during the quarter ended June 30, 2001 and $4.2 million for the six months ended June 30, 2001. At June 30, 2001, the Company had commitments of $0.9 million for the purchase or construction of capital assets. Total capital expenditures for the year 2001 are expected to be approximately $11 million, all generally related to maintaining, upgrading and expanding the Company's manufacturing and other facilities and meeting environmental requirements.

Risk Management

The price of aluminum is subject to fluctuations due to unpredictable factors on the worldwide market. To reduce this market risk, the Company follows a policy of hedging its anticipated raw material purchases based on firm-priced sales and purchase orders by purchasing and selling futures contracts and options on the London Metal Exchange ("LME"). At June 30, 2001, the Company held purchase and sales commitments through September 2002 totaling $49 million and $195 million, respectively. The Company also uses futures contracts and options to reduce its risks associated with its natural gas requirements.

As described in note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") effective January 1, 2001 and has designated its aluminum and natural gas futures contracts as cash flow hedges.

Before entering into futures contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

In order to hedge a portion of its interest rate risk, the Company is party to an interest rate swap agreement with a notional amount of $5 million under which the Company pays a fixed rate of interest and receives a LIBOR-based floating rate. The Company's interest rate swap agreement at June 30, 2001 did not qualify for hedge accounting under SFAS 133 and as such the change in the fair value of the interest rate swap agreement is recognized currently as interest expense, net in the Company's consolidated income statement. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the three months and six months ended June 30, 2001.

Recently Issued Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). The Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. Additional disclosures were included in note 2 to the consolidated financial statements included in the Company's annual report to stockholders. This adoption of this Statement did not have a material impact on the Company's results of operations or financial position.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). The Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board Opinion No. 16, "Business Combinations", and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for using one method - the purchase method. SFAS No. 141 is effective to all business combinations initiated after June 30, 2001.

Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets". The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company currently expects to adopt SFAS No. 142 in the Company's first quarter 2002 reporting, as required. Management is currently evaluating the impact of SFAS No. 142 on the Company's future financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders (the "Meeting"), held April 20, 2001, the following matters were submitted for a vote by the security holders:

         Paul E. Lego and John E. Merow were elected directors for terms expiring in 2004. There were 12,997,608 and 13,002,594, respectively, votes cast for and 149,228 and 144,242, respectively, abstentions. The terms of office of Catherine G. Burke, C. Frederick Fetterolf, Mark V. Kaminski and Larry E. Kittelberger continued after the meeting.

         Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for 2001. There were 13,070,040 votes for and 70,523 votes against and 6,273 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
         10.1 Amendment, dated as of June 29, 2001, to Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One Indiana, N.A., as agent, dated as of December 19, 1997.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

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


                       COMMONWEALTH INDUSTRIES, INC.


                       By:      /s/ Donald L. Marsh, Jr.
                                ------------------------
                                    Donald L. Marsh, Jr.
                                    Executive Vice President, Chief Financial
                                    Officer and Secretary

Date:    August 3, 2001

                                  Exhibit Index

Exhibit
Number                             Description
-------                         -----------------

10.1 Amendment, dated as of June 29, 2001, to Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One Indiana, N.A., as agent, dated as of December 19, 1997.