Form 10-Q
period 2001-09-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 2001-10-31
CIK 934747

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

                For the quarterly period ended September 30, 2001

                                       or

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

Yes     X    No ____
      -----

The registrant had 16,459,468 shares of common stock outstanding at October 29, 2001.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2001

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                          Page Number
                                                                   -----------

         Condensed Consolidated Balance Sheet as of September 30, 2001
         and December 31, 2000                                            3

         Condensed Consolidated Statement of Income for the three
         months and nine months ended September 30, 2001 and 2000         4

         Condensed Consolidated Statement of Comprehensive Income
         for the three months and nine months ended September 30, 2001
         and 2000                                                         5

         Condensed Consolidated Statement of Cash Flows for the nine
         months ended September 30, 2001 and 2000                         6

         Notes to Condensed Consolidated Financial Statements             7-17


Item 2.  Management's Discussion and Analysis of Financial Condition      18-21
         and Results of Operations

                           Part II - Other Information

Item 1.   Legal Proceedings                                               22

Item 6.   Exhibits and Reports on Form 8-K                                22

Signatures                                                                23

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                      September 30,            December 31,
                                                                          2001                     2000
                                                                     --------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                           $       -               $  11,514
     Accounts receivable, net                                                  859                     111
     Inventories                                                           113,961                 137,685
     Prepayments and other current assets                                  129,906                  83,730
                                                                     --------------           -------------
          Total current assets                                             244,726                 233,040
Property, plant and equipment, net                                         241,086                 258,963
Goodwill, net                                                              156,777                 160,134
Other noncurrent assets                                                      2,707                   3,203
                                                                     --------------           -------------
          Total assets                                                   $ 645,296               $ 655,340
                                                                     ==============           =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                            $   6,942               $       -
     Accounts payable                                                       61,072                  53,522
     Accrued liabilities                                                    53,232                  41,056
                                                                     --------------           -------------
          Total current liabilities                                        121,246                  94,578
Long-term debt                                                             125,000                 125,000
Other long-term liabilities                                                  6,444                   6,369
Accrued pension benefits                                                     4,997                   9,085
Accrued postretirement benefits                                             80,310                  81,915
                                                                     --------------           -------------
          Total liabilities                                                337,997                 316,947
                                                                     --------------           -------------

Commitments and contingencies                                                    -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,459,468 and 16,528,051 shares outstanding at
          September 30, 2001 and December 31, 2000, respectively               165                     165
     Additional paid-in capital                                            408,161                 408,505
     Accumulated deficit                                                   (76,665)                (61,688)
     Unearned compensation                                                       -                      (7)
     Notes receivable from sale of common stock                             (6,519)                 (8,582)
     Accumulated other comprehensive income:
           Effects of cash flow hedges                                     (17,843)                      -
                                                                     --------------           -------------
              Total stockholders' equity                                   307,299                 338,393
                                                                     --------------           -------------
              Total liabilities and stockholders' equity                 $ 645,296               $ 655,340
                                                                     ==============           =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                      (in thousands except per share data)

                                                                      Three months ended                    Nine months ended
                                                                        September 30,                          September 30,
                                                              -------------------------------        -------------------------------
                                                                 2001               2000                2001               2000
                                                              ------------      -------------        ------------       ------------
Net sales                                                       $ 249,914          $ 275,565           $ 715,610          $ 900,551
Cost of goods sold                                                235,366            257,883             678,890            834,627
                                                              ------------      -------------        ------------       ------------
     Gross profit                                                  14,548             17,682              36,720             65,924
Selling, general and administrative expenses                       11,326             10,702              34,154             39,146
Amortization of goodwill                                            1,119              1,119               3,357              3,357
                                                              ------------      -------------        ------------       ------------
     Operating income (loss)                                        2,103              5,861                (791)            23,421
Other income (expense), net                                           289                346                 647              1,011
Interest expense, net                                              (3,745)            (4,921)            (11,764)           (15,499)
                                                              ------------      -------------        ------------       ------------
     Income (loss) before income taxes                             (1,353)             1,286             (11,908)             8,933
Income tax expense (benefit)                                          200             (1,088)                600                900
                                                              ------------      -------------        ------------       ------------
     Net income (loss)                                           $ (1,553)           $ 2,374           $ (12,508)           $ 8,033
                                                              ============      =============        ============       ============

Basic and diluted net income (loss) per share                     $ (0.09)            $ 0.14             $ (0.76)            $ 0.48
                                                              ============      =============        ============       ============

Weighted average shares outstanding
     Basic                                                         16,459             16,528              16,457             16,580
     Diluted                                                       16,459             16,528              16,457             16,589

Dividends paid per share                                           $ 0.05             $ 0.05              $ 0.15             $ 0.15

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
            Condensed Consolidated Statement of Comprehensive Income
                                 (in thousands)

                                                                     Three months ended                      Nine months ended
                                                                       September 30,                            September 30,
                                                             -----------------------------------     -------------------------------
                                                                 2001                 2000              2001               2000
                                                             --------------      ---------------     ------------      -------------
Net income (loss)                                                 $ (1,553)             $ 2,374        $ (12,508)           $ 8,033
Other comprehensive income, net of tax:
     Net change related to cash flow hedges                         (7,569)                   -          (17,843)                 -
                                                             --------------      ---------------     ------------      -------------
Comprehensive income (loss)                                       $ (9,122)             $ 2,374        $ (30,351)           $ 8,033
                                                             ==============      ===============     ============      =============

                 See notes to consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                      Nine months ended September 30,
                                                                                  -------------------------------------
                                                                                     2001                     2000
                                                                                  ------------            -------------
Cash flows from operating activities:
   Net income (loss)                                                                $ (12,508)                 $ 8,033
   Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operations:
        Depreciation and amortization                                                  28,950                   29,465
        Loss on disposal of property, plant and equipment                                 359                    1,245
        Issuance of common stock in connection with stock awards                          106                      121
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                      (748)                     (35)
             Decrease in inventories                                                   23,724                   30,020
             (Increase) in prepayments and other current assets                       (46,176)                 (14,922)
             (Increase) decrease in other noncurrent assets                              (445)                     128
             Increase (decrease) in accounts payable                                    7,550                  (16,271)
             Increase (decrease) in accrued liabilities                                12,176                   (4,896)
             (Decrease) in other liabilities                                          (23,461)                  (7,049)
                                                                                  ------------            -------------
                 Net cash (used in) provided by operating activities                  (10,473)                  25,839
                                                                                  ------------            -------------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                          (7,217)                 (18,257)
   Proceeds from sale of property, plant and equipment                                     90                        4
                                                                                  ------------            -------------
        Net cash (used in) investing activities                                        (7,127)                 (18,253)
                                                                                  ------------            -------------
Cash flows from financing activities:
   Increase (decrease)  in outstanding checks in excess of deposits                     6,942                   (1,188)
   Proceeds from long-term debt                                                        48,060                   48,800
   Repayments of long-term debt                                                       (48,060)                 (48,800)
   Repayments of notes receivable from sale of common stock                             1,613                    1,426
   Cash dividends paid                                                                 (2,469)                  (2,487)
                                                                                  ------------            -------------
        Net cash provided by (used in) financing activities                             6,086                   (2,249)
                                                                                  ------------            -------------
Net (decrease) increase in cash and cash equivalents                                  (11,514)                   5,337
Cash and cash equivalents at beginning of period                                       11,514                        -
                                                                                  ------------            -------------
Cash and cash equivalents at end of period                                          $       -                  $ 5,337
                                                                                  ============            =============
Supplemental disclosures:
     Interest paid                                                                  $   8,630                 $ 12,829
     Income taxes paid                                                                    157                      917
Non-cash activities:
     Repayment of notes receivable from sale of common stock with
       common stock and subsequent retirement of common stock                             450                      503

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

2.  Accounts Receivable Securitization
On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During September 2000, the Company and the financial institution extended the accounts receivable securitization facility for an additional three-year period ending in September 2003. In addition during September 2001, the Company and the financial institution agreed to reduce the size of the facility to $95.0 million. At September 30, 2001 and 2000, the Company had outstanding under the agreement $17.5 million and $93.0 million, respectively, and had $126.9 million and $62.7 million, respectively, of net residual interest in the securitized receivables which is included in other current assets in the Company's consolidated financial statements. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first nine months of 2001, the Company received gross proceeds of $30.0 million from the sale of receivables and made gross payments of $81.5 million under the agreement.

3. Inventories
The Company uses the last-in, first-out (LIFO), first-in, first-out (FIFO) and average-cost accounting methods for valuing its inventories.

(in thousands)                      September 30, 2001     December 31, 2000
--------------                      ------------------     -----------------
Raw materials                             $   21,754            $   50,154
Work in process                               47,192                49,473
Finished goods                                32,978                33,899
Expendable parts and supplies                 14,248                15,850
                                          ----------           -----------
                                             116,172               149,376
LIFO reserve                                  (2,211)              (11,691)
                                          ----------           -----------
                                           $ 113,961             $ 137,685
                                          ==========           ===========

Inventories of approximately $85.6 million and $116.5 million, included in the above totals (before the LIFO reserve) at September 30, 2001 and December 31, 2000, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

4. Provision for Income Taxes
The Company recognized an income tax expense of $0.2 million and $0.6 million for the three months and nine months ended September 30, 2001, respectively, compared to an income tax benefit of $1.1 million and an income tax expense of $0.9 million for the three months and nine months ended September 30, 2000, respectively.

5. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                    Three months ended
                                                                                       September 30,
                                                                                      2001        2000
                                                                                      ----        ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                                $(1,553)     $2,374
                                                                                      ========     ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                16,459     16,528
                                                                                        ======     ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                16,459     16,528
     Plus: dilutive effect of stock options                                                  -          -
                                                                                        ------     ------
           Adjusted weighted average shares                                             16,459     16,528
                                                                                        ======     ======

Net income (loss) per share data:
     Basic and diluted                                                                 $(0.09)      $0.14
                                                                                       =======      =====

                                                                                     Nine months ended
                                                                                       September 30,
                                                                                      2001        2000
                                                                                      ----        ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                               $(12,508)     $8,033
                                                                                     =========     ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                16,457     16,580
                                                                                        ======     ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                16,457     16,580
     Plus: dilutive effect of stock options                                                  -          9
                                                                                        ------     ------
           Adjusted weighted average shares                                             16,457     16,589
                                                                                        ======     ======

Net income (loss) per share data:
     Basic and diluted                                                                 $(0.76)      $0.48
                                                                                       =======      =====

Options to purchase 305,500 common shares, which equate to 43,141 and 42,571 incremental common equivalent shares, respectively, were excluded from the diluted calculation above for the three months and nine months ended September
30, 2001 as their effect would have been antidilutive. In addition, options to purchase 799,500 common shares for both the three months and nine months ended
September 30, 2001 and 939,500 and 934,500 for the three months and nine months ended September 30, 2000, respectively, were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the periods.

6.  Financial Instruments and Hedging Activities
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", including Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in net income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company recorded a cumulative-effect-type deferred net gain transition adjustment of $6.6 million in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments upon adoption of SFAS No. 133 on January 1, 2001. The Company expects to reclassify this deferred net gain from other comprehensive income into net income as cost of goods sold before December 31, 2001.

The Company enters into futures contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company has designated the futures contracts as cash flow hedges of anticipated aluminum raw material and natural gas requirements.

Gains, losses and premiums on these instruments that are recorded in other comprehensive income will be reclassified into net income as cost of goods sold in the periods when the related inventory is sold or gas used. As of September 30, 2001, approximately $14.8 million of the $17.8 million of deferred net losses are expected to be reclassified from other comprehensive income into net income as cost of goods sold over the next twelve months. A net loss of $0.13 million and $0.16 million was recognized in cost of goods sold during the three months and nine months ended September 30, 2001, respectively, representing the amount of the hedges' ineffectiveness. As of September 30, 2001, the Company held open aluminum and natural gas futures contracts and options having maturity dates extending through December 2003.

In order to hedge a portion of its interest rate risk, the Company was a party to an interest rate swap agreement with a notional amount of $5 million under which the Company paid a fixed rate of interest and received a LIBOR-based floating rate. The interest rate swap agreement expired during September 2001 and currently the Company has no interest rate swap agreements in effect. The Company's interest rate swap agreement which expired during September 2001 did not qualify for hedge accounting under SFAS 133 and as such the change in the fair value of the interest rate swap agreement had been recognized currently as interest expense, net in the Company's consolidated income statement. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the three months and nine months ended September 30, 2001.

7.  Information Concerning Business Segments
The Company has determined it has two reportable segments: aluminum and electrical products. The aluminum segment manufactures aluminum sheet for distributors and the transportation, construction, and consumer durables end-use markets. The electrical products segment manufactures flexible electrical wiring products for the commercial and do-it-yourself markets.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months and nine months ended September 30, 2001 and 2000. The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments.

                                                                       Electrical
                                                          Aluminum      Products       Other        Total
                                                          --------     ----------    ---------    ---------
Three months ended September 30, 2001
-------------------------------------
Net sales to external customers                              $220,028      $29,886      $   --      $249,914
Intersegment net sales                                          5,443           --      (5,443)           --
Operating income (loss)                                         4,335        1,680      (3,912)        2,103
Depreciation and amortization                                   8,632          977          --         9,609
Total assets                                                  540,007      102,998       2,291       645,296
Capital expenditures                                            3,042           14          --         3,056

Three months ended September 30, 2000
-------------------------------------
Net sales to external customers                              $239,158      $36,407      $   --      $275,565
Intersegment net sales                                          6,595           --      (6,595)           --
Operating income (loss)                                         9,716       (1,183)     (2,672)        5,861
Depreciation and amortization                                   8,836        1,022          10         9,868
Total assets                                                  590,306       90,810       2,876       683,992
Capital expenditures                                            5,219           --          --         5,219

Nine months ended September 30, 2001
------------------------------------
Net sales to external customers                              $623,252      $92,358     $    --      $715,610
Intersegment net sales                                         19,876           --     (19,876)           --
Operating income (loss)                                         6,062        4,343     (11,196)         (791)
Depreciation and amortization                                  26,012        2,931           7        28,950
Total assets                                                  540,007      102,998       2,291       645,296
Capital expenditures                                            7,017          200          --         7,217

Nine months ended September 30, 2000
------------------------------------
Net sales to external customers                              $795,631     $104,920     $    --      $900,551
Intersegment net sales                                         20,710           --     (20,710)           --
Operating income (loss)                                        37,262       (2,815)    (11,026)       23,421
Depreciation and amortization                                  26,419        3,065         (19)       29,465
Total assets                                                  590,306       90,810       2,876       683,992
Capital expenditures                                           18,107          150          --        18,257

8. Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $100 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, combining balance sheet as of September 30, 2001 and December 31, 2000, statement of income for the three months and nine months ended September 30, 2001 and 2000 and statement of cash flows for the nine months ended September 30, 2001 and 2000.

                  Combining Balance Sheet at September 30, 2001
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $    --     $    --      $    --      $    --
          Accounts receivable, net                                          --        310,060        --       (309,201)         859
          Inventories                                                       --        113,961        --           --        113,961
          Prepayments and other current assets                               549        2,498     126,859         --        129,906
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          549      426,519     126,859     (309,201)     244,726
Property, plant and equipment, net                                          --        241,086        --           --        241,086
Goodwill, net                                                               --        156,777        --           --        156,777
Other noncurrent assets                                                  602,501          965        --       (600,759)       2,707
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 603,050    $ 825,347   $ 126,859    $(909,960)   $ 645,296
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Outstanding checks in excess of deposits                     $    --      $   6,942   $    --      $    --      $   6,942
          Accounts payable                                               144,150       61,072     165,051     (309,201)      61,072
          Accrued liabilities                                              8,758       45,069        (595)        --         53,232
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 152,908      113,083     164,456     (309,201)     121,246
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          6,444        --           --          6,444
Accrued pension benefits                                                    --          4,997        --           --          4,997
Accrued postretirement benefits                                             --         80,310        --           --         80,310
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         277,908      204,834     164,456     (309,201)     337,997
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            165            1        --             (1)         165
     Additional paid-in capital                                          408,161      486,727       5,000     (491,727)     408,161
     Accumulated deficit                                                 (76,665)     151,628     (42,597)    (109,031)     (76,665)
     Notes receivable from sale of common stock                           (6,519)        --          --           --         (6,519)
     Accumulated other comprehensive income:
       Effects of cash flow hedges                                          --        (17,843)       --           --        (17,843)
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                325,142      620,513     (37,597)    (600,759)     307,299
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 603,050    $ 825,347   $ 126,859    $(909,960)   $ 645,296
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
                                                                       =========    =========   =========    =========    =========

   Combining Statement of Income for the three months ended September 30, 2001
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 249,914      $    --         $    --         $ 249,914
Cost of goods sold                                              --           235,366           --              --           235,366
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            14,548           --              --            14,548
Selling, general and administrative expenses                      49          11,277           --              --            11,326
Amortization of goodwill                                        --             1,119           --              --             1,119
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (49)          2,152           --              --             2,103
Other income (expense), net                                    1,863             289           --            (1,863)            289
Interest income (expense), net                                (3,367)          1,214         (1,592)           --            (3,745)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                        (1,553)          3,655         (1,592)         (1,863)         (1,353)
Income tax expense                                              --               200           --              --               200
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (1,553)      $   3,455      $  (1,592)      $  (1,863)      $  (1,553)
                                                           =========       =========      =========       =========       =========

   Combining Statement of Income for the three months ended September 30, 2000
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 275,565      $    --         $    --         $ 275,565
Cost of goods sold                                              --           257,883           --              --           257,883
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            17,682           --              --            17,682
Selling, general and administrative expenses                      53          10,649           --              --            10,702
Amortization of goodwill                                        --             1,119           --              --             1,119
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (53)          5,914           --              --             5,861
Other income (expense), net                                    5,767             346           --            (5,767)            346
Interest income (expense), net                                (3,340)          1,888         (3,469)           --            (4,921)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         2,374           8,148         (3,469)         (5,767)          1,286
Income tax expense                                              --            (1,088)          --              --            (1,088)
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   2,374       $   9,236      $  (3,469)      $  (5,767)      $   2,374
                                                           =========       =========      =========       =========       =========

   Combining Statement of Income for the nine months ended September 30, 2001
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 715,610      $    --         $    --         $ 715,610
Cost of goods sold                                              --           678,890           --              --           678,890
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            36,720           --              --            36,720
Selling, general and administrative expenses                     225          33,929           --              --            34,154
Amortization of goodwill                                        --             3,357           --              --             3,357
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (225)           (566)          --              --              (791)
Other income (expense), net                                   (2,227)            647           --             2,227             647
Interest income (expense), net                               (10,056)          3,881         (5,589)           --           (11,764)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                       (12,508)          3,962         (5,589)          2,227         (11,908)
Income tax expense                                              --               600           --              --               600
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $ (12,508)      $   3,362      $  (5,589)      $   2,227       $ (12,508)
                                                           =========       =========      =========       =========       =========

   Combining Statement of Income for the nine months ended September 30, 2000
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 900,551      $    --         $    --         $ 900,551
Cost of goods sold                                              --           834,627           --              --           834,627
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            65,924           --              --            65,924
Selling, general and administrative expenses                     195          38,951           --              --            39,146
Amortization of goodwill                                        --             3,357           --              --             3,357
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (195)         23,616           --              --            23,421
Other income (expense), net                                   18,210           1,011           --           (18,210)          1,011
Interest income (expense), net                                (9,982)          4,076         (9,593)           --           (15,499)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         8,033          28,703         (9,593)        (18,210)          8,933
Income tax expense                                              --               900           --              --               900
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   8,033       $  27,803      $  (9,593)      $ (18,210)      $   8,033
                                                           =========       =========      =========       =========       =========

 Combining Statement of Cash Flows for the nine months ended September 30, 2001
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $(12,508)   $  3,362   $  (5,589)   $  2,227    $(12,508)
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation and amortization                                             7      28,943        --          --        28,950
        Loss on disposal of property, plant and equipment                      --           359        --          --           359
        Issuance of common stock in connection with stock awards                106        --          --          --           106
        Equity in undistributed net income of subsidiaries                     --         2,227        --        (2,227)        --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (67,884)       --        67,136        (748)
             Decrease in inventories                                           --        23,724        --          --        23,724
             Decrease (increase) in prepayments and other current assets        248       8,068     (54,492)       --       (46,176)
             Decrease (increase) in other noncurrent assets                   2,553      (2,998)       --          --          (445)
             Increase (decrease) in accounts payable                          6,766       7,550      60,370     (67,136)      7,550
             Increase (decrease) in accrued liabilities                       3,684       8,781        (289)       --        12,176
             (Decrease) in other liabilities                                   --       (23,461)       --          --       (23,461)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by (used in) operating activities            856     (11,329)       --          --       (10,473)
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (7,217)       --          --        (7,217)
   Proceeds from sale of property, plant and equipment                         --            90        --          --            90
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (7,127)       --          --        (7,127)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                        --         6,942        --          --         6,942
   Proceeds from long-term debt                                                --        48,060        --          --        48,060
   Repayments of long-term debt                                                --       (48,060)       --          --       (48,060)
   Repayments of notes receivable from sale of common stock                   1,613        --          --          --         1,613
   Cash dividends paid                                                       (2,469)       --          --          --        (2,469)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) provided by financing activities                    (856)      6,942        --          --         6,086
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --       (11,514)       --          --       (11,514)
Cash and cash equivalents at beginning of period                               --        11,514        --          --        11,514
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $   --      $   --      $   --      $   --
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
                                                                           ========    ========    ========    ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act, as amended and involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of global economic conditions, the effect (including possible increases in the cost of doing business) resulting from war and terrorist activities or political uncertainties, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, the rate of technological change, product demand and market acceptance risks, capacity and supply constraints or difficulties, the success of the Company in implementing its business strategy, and other risks as detailed in the Company's various Securities and Exchange Commission filings.

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

During the first nine months of 2001, shipments of the Company's aluminum sheet products decreased by 21% from the first nine months of 2000. Demand for the Company's aluminum sheet products decreased in the first nine months of 2001 reflecting ongoing weak business conditions throughout the economy generally and specifically across the Company's various markets with the exception of residential building and construction which remained relatively strong as a result of recent interest rate reductions and robust consumer confidence in the early part of the third quarter of 2001. Further recovery in the Company's key markets remains uncertain, considering slowing economic growth and the impact on demand that may occur as a consequence of the September terrorist events. In addition, material margins have been declining this year due to a highly competitive marketplace.

Demand for the Company's electrical products also decreased during the first nine months of 2001. Shipments were down 16% compared to the first nine months of 2000 due to the weak customer demand. Material margins for the third quarter of 2001 were up 9% from the second quarter of 2001and up 33%from the margins experienced in the third quarter of 2000 due to increased selling prices on armored cable products and a reduction in material costs per foot. The higher material margins for the first nine months of 2001 more than offset the effect of the decline in shipment volume and higher manufacturing unit costs compared to the first nine months of 2000 and returned the Company's electrical products business unit to an operating profit during the first quarter of 2001 and continuing in the second and third quarters.

Results of Operations for the three months and nine months ended
September 30, 2001 and 2000
Net Sales. Net sales for the quarter ended September 30, 2001, decreased 9% to $250 million (including $29.9 million from Alflex) from $276 million (including $36.4 million from Alflex) for the same period in 2000. The decrease is due to continued weak customer demand affecting virtually all of the Company's markets with the exception of residential building and construction which as mentioned previously remained relatively strong as a result of recent interest rate reductions and robust consumer confidence in the early part of the third quarter of 2001. Unit sales volume of aluminum decreased 5% to 221.4 million pounds for the third quarter of 2001 from 233.9 million pounds for the third quarter of 2000. Alflex unit sales volume was 126.9 million feet for the third quarter of 2001, a decrease of 21% versus 161.5 million feet for the comparable period in 2000. Net sales for the nine-month period ended September 30, 2001, were $716 million (including $92.4 million from Alflex), a 21% decrease from the $901 million recorded in the first nine months of 2000 (including $104.9 million from Alflex). As stated previously, the decrease is due to ongoing weak business conditions throughout the economy generally and specifically across the Company's various markets with the exception of residential building and construction. Unit sales volume of aluminum was 609.0 million pounds for the first nine months of 2001, a decrease of 21% from the 772.3 million pounds for the first nine months of 2000. Alflex unit sales volume was 393.4 million feet for the first nine months of 2001, a decrease of 16%, versus 470.6 million feet for the comparable period in 2000.

Gross Profit. Gross profit for the quarter ended September 30, 2001, decreased to $14.5 million (5.8% of net sales) from $17.7 million (6.4% of net sales) for the same period in 2000. Gross profit for the nine months ended September 30, 2001 was $36.7 million (5.1% of net sales) versus $65.9 million (7.3% of net sales) for the comparable period in 2000. This decrease was related entirely to the aluminum business unit where a highly competitive marketplace resulted in lower shipment volumes and lower material margins. On the other hand, the Alflex business unit increased its gross profit for the first nine months of 2001 versus the first nine months of 2000 due to improved material margins.

Operating Income. The Company had operating income of $2.1 million for the third quarter of 2001 compared with operating income of $5.9 million for the third quarter of 2000. For the nine-month period ended September 30, 2001, the Company had an operating loss of $0.8 million, versus operating income of $23.4 million for the first nine months of 2000. The decreases were related entirely to the aluminum business unit's gross profit decline as described in the preceding paragraph as the Alflex business unit had operating income of $1.7 million and $4.3 million in the third quarter and first nine months of 2001, respectively, compared to an operating loss of $1.2 million and $2.8 million in the third quarter and first nine months of 2000. Selling, general and administrative expenses during the third quarter of 2001 were $11.3 million, compared with $10.7 million for the same period in 2000 and were $34.2 million for the nine months ended September 30, 2001, compared with $39.1 million for the same period in 2000. Contributing to the comparative third quarter increase were one-time reductions in the third quarter of 2000 in incentive and employee benefit accruals. This was partially offset by lower on-going salary and related employee benefit expense due to the reductions in the workforce and lower sales commission expense.

Net Income. The Company had a net loss of $1.6 million for the quarter ended September 30, 2001, compared with net income of $2.4 million for the same period in 2000. The Company's net loss for the nine months ended September 30, 2001 was $12.5 million compared with net income of $8.0 million for the first nine months of 2000. Interest expense was $3.7 million for the quarter ended September 30, 2001, compared to $4.9 million for the same period in 2000 and $11.8 million for the nine months ended September 30, 2001, compared with $15.5 million for the first nine months of 2000. These decreases were primarily due to a reduction in amounts outstanding under the Company's accounts receivable securitization facility. Income tax expense was $0.2 million in the third quarter of 2001 compared to an income tax benefit of $1.1 million for the same period in 2000 and an income tax expense of $0.6 million for the nine months ended September 30, 2001, compared to income tax expense of $0.9 million for the same period in 2000.

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operations, the Company's accounts receivable securitization facility described below and borrowings under its $100 million revolving credit facility (the Company has currently agreed to limit borrowings under the revolving credit facility to $65 million). The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least through 2001.

During 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the accounts receivable securitization facility for an additional three-year period ending in September 2003. In addition during September 2001, the Company and the financial institution agreed to reduce the size of the facility to $95.0 million. At September 30, 2001 and 2000, the Company had outstanding under the agreement $17.5 million and $93.0 million, respectively, and had $126.9 million and $62.7 million, respectively, of net residual interest in the securitized receivables which is included in other current assets in the Company's consolidated financial statements. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first nine months of 2001, the Company received gross proceeds of $30.0 million from the sale of receivables and made gross payments of $81.5 million under the agreement.

The Company's operations used cash flows of $10.5 million for the nine months ended September 30, 2001 compared to providing $25.8 million in the nine months ended September 30, 2000. Working capital decreased to $123.5 million at September 30, 2001 from $135.7 million at September 30, 2000.

Capital expenditures were $3.0 million during the quarter ended September 30, 2001 and $7.2 million for the nine months ended September 30, 2001. At September 30, 2001, the Company had commitments of $2.8 million for the purchase or construction of capital assets. Total capital expenditures for the year 2001 are expected to be approximately $11 million, all generally related to maintaining, upgrading and expanding the Company's manufacturing and other facilities and meeting environmental requirements.

Risk Management

The price of aluminum is subject to fluctuations due to unpredictable factors on the worldwide market. To reduce this market risk, the Company follows a policy of hedging its anticipated raw material purchases based on firm-priced sales and purchase orders by purchasing and selling futures contracts and options on the London Metal Exchange ("LME"). At September 30, 2001, the Company held purchase and sales commitments through September 2002 totaling $48 million and $208 million, respectively. The Company also uses futures contracts and options to reduce its risks associated with its natural gas requirements.

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

In order to hedge a portion of its interest rate risk, the Company was a party to an interest rate swap agreement with a notional amount of $5 million under which the Company paid a fixed rate of interest and received a LIBOR-based floating rate. The interest rate swap agreement expired during September 2001 and as of September 30, 2001 the Company had no interest rate swap agreements in effect. The Company's interest rate swap agreement which expired during September 2001 did not qualify for hedge accounting under SFAS 133 and as such the change in the fair value of the interest rate swap agreement had been recognized currently as interest expense, net in the Company's consolidated income statement. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the three months and nine months ended September 30, 2001.

Recently Issued Accounting Pronouncements

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company currently expects to adopt SFAS No. 144 in the Company's first quarter 2002. Management is currently evaluating the impact of SFAS No. 144 on the Company's future financial reporting.

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

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
There are no exhibits.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

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


                       COMMONWEALTH INDUSTRIES, INC.


                       By:      /s/ Donald L. Marsh, Jr.
                                ------------------------
                                    Donald L. Marsh, Jr.
                                    Executive Vice President, Chief Financial
                                    Officer and Secretary

Date:    October 31, 2001

                                  Exhibit Index

Exhibit
Number                             Description
-------                       ----------------------

10.1 Third Amendment, dated as of September 24, 2001, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of
                 September 29, 1997.