Form 10-K
period 2001-12-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 2002-03-26
CIK 934747

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                       Fiscal Year Ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
         The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 2002 was $81,366,000.
         The number of shares outstanding of the registrant's common stock as of March 1, 2002 was 15,984,490.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions  of  the  annual  report  to   stockholders   of  Commonwealth
Industries, Inc. for the year ended December 31, 2001 are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement dated March 22, 2002 for the 2002 Annual Meeting of Stockholders to be held April 26, 2002 are incorporated by reference into Part III.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2001

                                      INDEX


                                   PART I                                 Page
                                                                          ----
Item 1.     Business........................................................3
Item 2.     Properties......................................................10
Item 3.     Legal Proceedings...............................................10
Item 4.     Submission of Matters to a Vote of Security Holders.............11
Item E.O.   Executive Officers of the Registrant............................11

                                   PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder
                Matters.....................................................13
Item 6.     Selected Financial Data.........................................14
Item 7.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations.......................................14
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk......14
Item 8.     Financial Statements and Supplementary Data.....................14
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...................................14

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant..............15
Item 11.    Executive Compensation..........................................15
Item 12.    Security Ownership of Certain Beneficial Owners and Management..15
Item 13     Certain Relationships and Related Transactions..................15

                                   PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K..15
            Signatures......................................................22

                                     PART I

Item 1.  Business.

         Commonwealth Industries, Inc. (the "Company") is one of North America's leading manufacturers of aluminum sheet and, through its Alflex Corporation subsidiary ("Alflex"), of electrical flexible conduit and prewired armored cable.
         The Company's aluminum sheet products are produced using the conventional, direct -chill rolling ingot casting process at the Company's multi-purpose aluminum rolling mill at Lewisport, Kentucky, one of the largest in North America, and by the continuous casting process at its facilities located in Uhrichsville, Ohio, and Carson, California. The Company operates coating lines at the Lewisport mill and at Company facilities in Bedford, Ohio, and Torrance, California. It also operates tube mills in Carson and Kings Mountain, North Carolina in addition to a tube fabrication facility in Pelham, Tennessee that was purchased in September 2001. The electrical flexible conduit and prewired armored cable products are manufactured at Alflex facilities in Long Beach, California and Rocky Mount, North Carolina.

         The aluminum sheet products manufactured by the Company are generally referred to as common alloy products. They are produced in a number of aluminum common alloys with thicknesses (gauge) of 0.008 to 0.250 inches, widths of up to 72 inches, and a variety of physical properties and packaging, in each case to meet customer specifications. These products are sold to distributors and end-users, principally for use in building and construction products such as roofing, siding, windows and gutters; transportation equipment such as truck trailers and bodies and automotive parts; and consumer durables such as cookware, appliances and lawn furniture. The Company also fabricates aluminum sheet into welded tube products for various markets. Substantially all of the Company's aluminum sheet products are produced in response to specific customer orders. Production of aluminum sheet products in 2001 was 822 million pounds or about 76% of capacity compared to 943 million pounds or about 87% of capacity in 2000. In 2001, the North American market for aluminum sheet products, excluding rigid container sheet, foil and exports, was approximately 3.7 billion pounds versus 4.3 billion pounds in 2000.

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

         The Company estimates that at December 31, 2001 it had a backlog of firm orders for which product specifications have been defined of 168.6 million pounds of aluminum sheet products with an aggregate sales price of $159.8 million, compared to an estimate of 163.8 million pounds with an aggregate sales price of $167.9 million at December 31, 2000. Backlog is not a significant factor for the Company's electrical products.

Aluminum Sheet Products

         Manufacturing

         The Company's aluminum sheet manufacturing facilities are comprised of the rolling mills at Lewisport, Kentucky, Uhrichsville, Ohio, and Carson, California, coating facilities at Lewisport, Bedford, Ohio, and Torrance, California, tube mills at Carson and Kings Mountain, North Carolina and a tube fabrication facility in Pelham, Tennessee.

         The Lewisport mill uses the conventional, vertical direct-chill, rolling ingot casting process. This process permits the production of traditional aluminum sheet with strength, hardness, formability, finishing and other characteristics preferred for many applications. The flexibility permitted by this multi-purpose rolling mill enables the Company to target higher margin products, manufacture a variety of products with consistent high quality and respond quickly to shifts in market demand. In 2001, the Lewisport mill produced 421 million pounds of aluminum sheet products compared to 528 million pounds in 2000. At full capacity utilization, unit costs of converting metal to aluminum sheet products at Lewisport are believed to be among the lowest in the industry for plants using the conventional process.

         The Uhrichsville and Carson mills use low-cost, scrap-based twin-belt mini-mill continuous casting production technology. This process permits the efficient production of aluminum sheet alloys used in building and construction and other applications not requiring the more complex alloys or the physical characteristics better provided by the conventional casting method. The process eliminates several steps associated with conventional casting, thereby reducing manufacturing costs. Capital costs also are significantly lower than for mills using the conventional casting process. In 2001, the Uhrichsville and Carson mills together produced 401 million pounds of aluminum sheet products compared to 415 million pounds in 2000.

         Aluminum Supply

         Most of the aluminum metal used by the Company's rolling mills is purchased, principally from or through aluminum scrap dealers or brokers, in the form of aluminum scrap. The Company believes it is one of the largest users of aluminum scrap other than beverage can scrap in the United States and that the volume of its purchases assists it in obtaining scrap at competitive prices. The Company's remaining requirements are met with purchased primary metal, including metal produced in Russia to specifications that differ from the industry standard for primary aluminum but that is appropriate for the Company's needs. The Company has a 10-year supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of
1.2 billion pounds of P1020/99.7% aluminum at current market prices from Glencore over the 10-year term, which began in January 2001.

         Casting and Rolling

         At Lewisport, scrap, in some cases after processing in the Company's recycling facilities, and primary aluminum are melted in induction or reverbatory furnaces. Small amounts of copper, magnesium, manganese and other metals are added to produce alloys with the desired hardness, formability and other physical characteristics. The molten aluminum is then poured through a mold surrounded by circulating water which cools and solidifies into an ingot about 24 inches thick and weighing as much as 40,000 pounds. The cooled ingot is conveyed to the rolling mill area for further processing.

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

         The Company and IMCO Recycling, Inc ("IMCO") are parties to a supply agreement under which IMCO serves as the major supplier of molten recycled aluminum for the Company's Uhrichsville mill. Under the IMCO supply agreement, the Company purchases aluminum scrap and delivers it to IMCO who then processes and converts it into molten metal at its recycling and processing facility located adjacent to the Company's mill. The Company is responsible for the treatment and disposal of the waste generated as a result of IMCO's processing services on behalf of the Company. The IMCO supply agreement expires March 31, 2009. The Company has an option to purchase the IMCO facility at the end of the supply agreement for an amount equal to five times the average earnings before interest, taxes, depreciation and amortization of the facility as defined in the supply agreement. The Company also has a right of first refusal if IMCO wishes to sell the facility.

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

         Alflex fabricates its electrical products by slitting aluminum or steel sheet on specialized narrow-width slitting equipment, after which the sheet is coiled. The coils are then fed through proprietary forming machines to produce the flexible conduit. Until 1998, Alflex followed a process that draws copper rod into wire, coats the wire with plastic insulation and, for certain products, wraps the coated wire with paper or plastic. The protective armoring is then wrapped around the cabled wire. During 1998, the Company executed a strategic alliance with BICCGeneral whereby beginning in the second half of 1999, Alflex ceased drawing wire and coating the wire with plastic insulation, and instead purchased all of its copper wire requirements from BICCGeneral. During the fourth quarter of 2001, BICCGeneral sold its assets to Southwire Company and Southwire Company is now executing the contract.

         Alflex uses a specialized co-extrusion process involving both rigid and flexible plastics (PVC) to produce its non-metallic conduit. After production, the conduit and cable products are cut to length and packaged. Alflex designs and builds much of the equipment used to manufacture its products. In 2001, Alflex produced 486 million feet of electrical products compared to 580 million feet in 2000.

Customers and Markets

         The Company's aluminum sheet products are sold to distributors as well as end-users, principally in the building and construction, transportation and consumer durables markets.

         The following table sets forth for 2001 and 2000 the percentage of aluminum sheet net shipments contributed by each of these classes of customers and the Company's estimate of its share of these markets in North America.

                             % of Net Shipments             % Market Share
                             ------------------             --------------
                             2001           2000            2001       2000
                             ----           ----            ----       ----
Building and construction     47             44              37         36
Distribution                  33             34              22         23
Transportation                 7             13               9         15
Consumer durables and other   13              9              13         11
                             ---            ---
                             100            100
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

         The Company is one of the largest suppliers of aluminum sheet products to North American manufacturers of transportation equipment, including truck trailers and bodies, recreational vehicles and automobile parts. This market has been severely impacted by the current economic conditions. The commercial transportation market is off 50% from its 1999 consumption rate.

         The largest volume in the category of consumer durables and other markets for the Company is reroll stock sold for further processing and conversion for a variety of markets. Other major end-uses of this product category are cookware, consumer durables, pleasure boats, personal watercrafts, appliances and irrigation pipe.

         Packaging is the largest single end-use of aluminum sheet, accounting for about one-half of the estimated world-wide market. Much of this product is produced by large, single-purpose rolling mills. The Company does not participate in the packaging market.

         Market share estimates exclude heat-treated aluminum plate and sheet, which the Company does not produce. The Company estimates that heat-treated products constitute an immaterial portion of the end-use markets served by the Company.

         Company sales are made to customers located primarily throughout North America. Sales outside North America have not been significant. During 2001 and 2000, sales to one major customer amounted to approximately 12.2% and 14.0% of the Company's net sales. No other single customer accounted for more than 10% of the Company's net sales in 2001 or 2000.

         Sales of aluminum sheet products are made through the Company's own sales force which is strategically located to provide North American coverage. An integrated computer system provides the Company's employees with on-line access to inventory status, production schedules, shipping information and pricing data to facilitate immediate response to customer inquiries.

         Many of the Company's aluminum sheet markets are seasonal. Demand in the building and construction and transportation markets is generally stronger in the spring and summer seasons than in the fall and winter seasons. Such factors typically result in higher operating income in the spring and summer months.

         Alflex  electrical  products  are sold  primarily  through  independent manufacturer's representatives to electrical distributors. Distributors represented approximately 84% of Alflex net sales in 2001. The remaining sales are made to the do-it-yourself ("DIY"), original equipment manufacturer ("OEM") and heating ventilation and air conditioning ("HVAC") markets. The independent manufacturer's representatives do not market Alflex's products exclusively, but also sell complimentary products that are used in conjunction with products manufactured and sold by Alflex. Alflex serves approximately 4,000 customers.

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

Competition

         The Company competes in the production and sale of common alloy aluminum sheet products with some 9 other aluminum rolling mills in North America and with imported products.

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

         Alflex competes with national and regional competitors and imported products in the electrical flexible conduit and prewired armored cable industry. Competition is principally on the basis of product features, availability, price and customer service.

Research and Development

         The Company conducts research and development activities at its rolling mills as part of its ongoing operations to satisfy emerging customer requirements, improve product quality and reduce manufacturing costs. Outside consultants also are utilized.

         Alflex  focuses  its  research  and   development   activities  on  the
development of new products and the improvement of its conduit and cable manufacturing processes through the development of proprietary manufacturing equipment and the reduction of waste.

         The   estimated   amounts   spent  during   2001,   2000  and  1999  on
Company-sponsored research and development activities were $0.9 million, $0.9 million and $1.4 million, respectively.

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

         Federal and state regulations continue to impose stricter emission requirements on the aluminum industry. While the Company believes that current pollution control measures at the emission sources at its facilities meet current requirements, additional equipment or process changes at some of the Company's facilities may be required to meet future requirements.

         The Company has been named as a potentially responsible party at seven federal superfund sites and has completed closure activities at two of the sites for past waste disposal activity associated with closed recycling facilities. At the five other federal superfund sites, the Company is a minor contributor and has satisfied its obligations at four of the sites and expects to resolve its liability at the remaining site for a nominal amount. The Company is also under orders by agencies in two states for environmental remediation at three sites, one of which is currently operating and two of which have been closed. Previously, a trust fund existed to fund the activity at one of the sites that was undergoing closure and was established through contributions from two other parties in exchange for indemnification from further liability. The Company was reimbursed from the trust fund for approved closure and postclosure expenditures incurred at the site. All remaining funds in the trust fund were paid out during 2001 and the trust was closed. Based on currently available information, the Company estimates the range of possible remaining expenditures with respect to the above matters is between $7 million and $14 million.

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

         The Company's aggregate loss contingency accrual for environmental matters was $8.8 million at December 31, 2001, which covers all environmental loss contingencies that the Company has determined to be probable and reasonably estimable. It is not possible, however, to predict the amount or timing of cost for future environmental matters which may subsequently be determined. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on the Company's consolidated results of operations or cash flows for the applicable period, the Company believes that such outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

         The  Company  has  incurred  and will  continue  to incur  capital  and operating expenditures for matters relating to environmental control and monitoring. Capital expenditures of the Company for environmental control and monitoring for 2001 and 2000 were $0.2 million and $0.9 million, respectively. All other environmental expenditures of the Company, including remediation expenditures, for 2001, 2000 and 1999 were $1.9 million, $2.1 million, and $2.3 million, respectively. The Company has planned environmental capital expenditures for 2002 of $0.3 million.

Employees

         At December 31, 2001, the Company employed 1,795 persons, of whom 1,263 were full-time non-salaried employees including 584 at Lewisport represented by the United Steel Workers of America ("USW") and 214 at the Uhrichsville and Bedford facilities represented by the Glass, Molders, Pottery, Plastic & Allied Workers International, AFL-CIO, CLC union ("GMP"). Current collective bargaining agreements with the USW and the GMP expire in July and December 2003, respectively. The Company believes its relationships with its employees are good.

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

Bedford, Ohio           Coating facility               121,000      Leased

Torrance, California    Coating facility                60,000      Leased

Kings Mountain, North   Tube mill                      100,000      Leased
 Carolina

Pelham, Tennessee       Tube fabrication facility       60,000      Leased

Long Beach, California  Alflex administrative          154,000      Leased
                        offices  and manufacturing
                        facility

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

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

Item E.O. Executive Officers of the Registrant.

         The executive officers of the Company as of March 19, 2002 were:

   Name                 Age           Position with the Company
   ----                 ---           -------------------------
Mark V. Kaminski         46    President, Chief Executive Officer and Director

Donald L. Marsh, Jr.     55    Executive Vice President, Chief Financial Officer
                                   and Secretary

John J. Wasz             41    Executive Vice President and President Alflex

Michael J. Boyle         37    Vice President Materials

Henry Del Castillo       62    Vice President Finance

Gregory P. Givan         49    Vice President and Treasurer

Katherine R. Gould       38    Vice President Organizational Development

Lenna Ruth Macdonald     39    Vice President, General Counsel and Assistant
                                   Secretary

William R. Witherspoon   56    Vice President Aluminum Operations

John F. Barron           50    Controller and Assistant Secretary

         Mr. Kaminski joined the Company in 1987 as Marketing Manager. In 1989 he was promoted to Vice President of Operations and in 1991 he became President and Chief Executive Officer. He is a director of Secat, Inc.

         Mr. Marsh joined the Company in March 1996. Prior to that time he was Senior Vice President of Castle Energy Corporation.

         Mr. Wasz joined the Company in 1985. From 1988 to 1991 he was Regional Manager and from 1991 to 1993 he served as Distribution Marketing Manager. He was promoted to Vice President, Marketing and Sales in December 1993. In March 1997, he moved to the position of Vice President, Materials and in November 1999 he held the position of Vice President Operations, Alflex. In June 2000, he became Chief Operating Officer, Alflex and was promoted to his current position in February 2002.

         Mr. Boyle joined the Company in 1997 as Manager of Metals and Energy Risk Analysis and later assumed accountability for primary metals and alloy additives. He was promoted to his current position in January 2001. From 1994 to 1997, he worked in metal trading and risk management at Wise Metals. Prior to 1994, he held various roles in operations, sales and trading at Ormet Corporation and Ravenswood Aluminum Corporation.

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

         Mr. Witherspoon joined the Company in 1998 as Vice President Continuous Cast and has served in his current position since January 2001. In 1997 he was Plant Manager for Alcan's Louisville operation. From 1979 until 1997 he held various management positions with Logan Aluminum, including Hot Mill Business Unit Manager. Prior to 1979 he held various management positions with Anaconda Company.

         Mr. Barron joined the Company in February 1997. From 1986 to 1996 he held the position of Senior Vice President and Assistant Comptroller of Bank One Kentucky, N.A.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol CMIN. On March 1, 2002, there were 170 holders of record of the Company's Common Stock. The Company estimates that there were a total of 4,000 stockholders on that date, including beneficial owners. Since becoming publicly owned in March 1995, the Company has paid quarterly cash dividends on its Common Stock of $0.05 per share.

         The following table sets out the high and low sales prices for the Common Stock for each quarterly period indicated, as quoted in the Nasdaq National Market:

       2001                                High                Low
       ----                                ----                ---
First Quarter                            $ 6.00              $3.88
Second Quarter                             5.50               4.06
Third Quarter                              6.50               4.00
Fourth Quarter                             6.30               4.01

       2000
       ----
First Quarter                            $13.44              $7.50
Second Quarter                             9.25               5.31
Third Quarter                              7.50               4.38
Fourth Quarter                             6.00               3.56

Item 6. Selected Financial Data.

         The information captioned "Consolidated Selected Financial Data" included on page 6 of the Company's annual report to stockholders for the year ended December 31, 2001 is incorporated herein by reference. This information sets forth selected consolidated statement of operations, operating and balance sheet data for the years indicated. The financial information is derived from the audited consolidated financial statements of the Company for such years. This information should be read in conjunction with, and is qualified by reference to, the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 7 through 12 of the Company's annual report to stockholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information under the subcaption "Risk Management" included in the information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 7 through 12 of the Company's annual report to stockholders for the year ended December 31, 2001 is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data.

         The following consolidated financial statements of the Company and report of independent auditors included on pages 13 through 39 of the Company's annual report to stockholders for the year ended December 31, 2001 are incorporated herein by reference.

                  Consolidated Balance Sheet
                  Consolidated Statement of Operations
                  Consolidated Statement of Comprehensive Income (Loss) Consolidated Statement of Changes in Stockholders' Equity Consolidated Statement of Cash Flows
                  Notes to Consolidated Financial Statements
                  Report of Independent Auditors


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by Item 401 (other than paragraph (b) thereof) and Item 405 of Regulation S-K may be found under the caption Board of Directors of the Company's Proxy Statement dated March 22, 2002 for the Annual Meeting of Stockholders to be held on April 26, 2002 (the "Proxy Statement") and is incorporated herein by reference. The information required by Item 401(b) of Regulation S-K may be found under Item E.O. above.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) (1)  List of  Financial Statements  filed

         The following consolidated financial statements of the Company and report of independent auditors included in the Company's annual report to stockholders for the year ended December 31, 2001 were incorporated by reference in Part II, item 8 of this report:

         Consolidated Balance Sheet
         Consolidated Statement of Operations
         Consolidated Statement of Comprehensive Income (Loss)
         Consolidated Statement of Changes in Stockholders' Equity Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements
         Report of Independent Auditors

         (a) (2)  List of Financial Statement Schedules filed

         The following report of independent accountants and financial statement schedule should be read in conjunction with the Company's consolidated financial statements.

         Supplemental Schedule II - Valuation and Qualifying Accounts is filed on page 21 of this report.

         Report of Independent Accountants on the Company's financial statement schedule filed as a part hereof for the years ended December 31, 2001, 2000 and 1999 is filed on page 20 of this report.

         Financial statement schedules other than listed above have been omitted since they are either not required or not applicable or the information is otherwise included.

         (b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

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

                  10.7.1 Amendment, dated December 18, 2000, to 1997 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

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

                  10.10.5 Joinder Agreement, dated as of December 31, 2000 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as administrative agent (incorporated by reference to Exhibit 10.10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

                  10.10.6 Amendment, dated as of June 29, 2001, to Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One Indiana, N.A., as agent, dated as of December 19, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

                  10.10.7 Amendment, dated as of December 21, 2001, to Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One Indiana, N.A., as agent, dated as of December 19, 1997.

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

                  10.13.3 Third Amendment, dated September 24, 2001, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

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

                  10.15.4 Fourth Supplemental Indenture, dated as of December 31, 2000, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.15.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

                  13 Portions of the annual report to stockholders for the year ended December 31, 2001 which are expressly incorporated by reference in this filing.

                  21       Subsidiaries.

                  23       Consent of PricewaterhouseCoopers LLP.

        Report of Independent Accountants on Financial Statement Schedule

Board of Directors
Commonwealth Industries, Inc.

         Our audits of the consolidated financial statements referred to in our report dated March 21, 2002 appearing in the 2001 Annual Report to Stockholders of Commonwealth Industries, Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14 (a) (2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
March 21, 2002

                            Supplemental Schedule II
                          Commonwealth Industries, Inc.
                        Valuation and Qualifying Accounts
                        December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                     Additions
                                         Balance at  Charged to  Charged to               Balance at
                                         Beginning   Costs and      Other                   End of
           Description                   of Period   Expenses    Accounts     Deductions   of Period
           -----------                   ---------   --------    --------     ----------   ---------
Allowance for uncollectible accounts
     December 31,2001                     $2,930     $4,263      $     -        $5,953       $1,240
     December 31,2000                      1,950      1,014            -            34        2,930
     December 31,1999                      2,484        591            -         1,125        1,950

Allowance for obsolete stores inventory
     December 31,2001                     $1,203     $   20      $     -        $    -       $1,223
     December 31,2000                      1,221          -            -            18        1,203
     December 31,1999                      1,100        121            -             -        1,221

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 25, 2002.


                                    COMMONWEALTH INDUSTRIES, INC.

                                    By /s/ Mark V. Kaminski
                                       ---------------------------------------
                                       Mark V. Kaminski, President and
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                          Title                                              Date
     ---------                          -----                                              ----

/s/ Paul E.Lego
--------------------------
Paul E. Lego                        Chairman of the Board                               March 25, 2002

/s/ Mark V. Kaminski
--------------------------
Mark V. Kaminski                    President, Chief Executive Officer and Director     March 25, 2002
                                    (Principal Executive Officer)

/s/ Catherine G. Burke
--------------------------
Catherine G. Burke                  Director                                            March 25, 2002


/s/ C. Frederick Fetterolf
--------------------------
C. Frederick Fetterolf              Director                                            March 25, 2002


/s/ Larry E. Kittelberger
--------------------------
Larry E. Kittelberger               Director                                            March 25, 2002


/s/ John E. Merow
--------------------------
John E. Merow                       Director                                            March 25, 2002


/s/ Donald L. Marsh, Jr.
--------------------------
Donald L. Marsh, Jr.                Executive Vice President, Chief Financial           March 25, 2002
                                    Officer and Secretary (Principal Financial
                                    Officer)

/s/ Henry Del Castillo
--------------------------
Henry Del Castillo                  Vice President  Finance                             March 25, 2002
                                    (Principal Accounting Officer)

/s/ John F. Barron
--------------------------
John F. Barron                      Controller and Assistant Secretary                  March 25, 2002

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

                  10.7.1 Amendment, dated December 18, 2000, to 1997 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

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

                  10.10.5 Joinder Agreement, dated as of December 31, 2000 among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as administrative agent (incorporated by reference to Exhibit 10.10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

                  10.10.6 Amendment, dated as of June 29, 2001, to Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as agent, dated as of December 19, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

                  10.10.7 Amendment, dated as of December 21, 2001, to Second Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and Bank One, Indiana, NA, as agent, dated as of December 19, 1997.

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

                  10.13.3 Third Amendment, dated September 24, 2001, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

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

                  10.15.4 Fourth Supplemental Indenture, dated as of December 31, 2000, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.15.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

                  13 Portions of the annual report to stockholders for the year ended December 31, 2001 which are expressly incorporated by reference in this filing.

                  21       Subsidiaries.

                  23       Consent of PricewaterhouseCoopers LLP.

                                                              Exhibit 10.10.7
                                                              ---------------

                          AMENDMENT TO CREDIT AGREEMENT

         This Amendment to Credit Agreement (the "Amendment") is made and entered into as of December 21, 2001, by and among:

     (1) Commonwealth Industries, Inc., a corporation duly organized and validly existing under the laws of the State of Delaware (the "Parent") and the successor by merger to CI Holdings, Inc.;

     (2) CA Lewisport, Inc., a corporation duly organized and validly existing under the laws of the State of Delaware and formerly known as Commonwealth Aluminum Lewisport, Inc., and as Commonwealth Aluminum Corporation ("Old Lewisport");

     (3) CI Holdings, Inc., a corporation duly organized and validly existing under the laws of the State of Delaware and formerly known as Alflex Corporation ("CI Holdings");

     (4) Commonwealth Aluminum Concast, Inc., a corporation duly organized and validly existing under the laws of the State of Ohio ("CACI");

     (5) Commonwealth Aluminum Corporation, a corporation duly organized and validly existing under the laws of the State of Delaware ("CAC");

     (6) Alflex Corporation, a corporation duly organized and validly existing under the laws of the State of Delaware ("New Alflex");

     (7) Commonwealth Aluminum Lewisport, LLC, a limited liability company duly formed and validly existing under the laws of the State of Delaware ("New Lewisport");

     (8) Commonwealth Aluminum Metals, LLC, a limited liability company duly formed and validly existing under the laws of the State of Delaware ("Metals"; each of CAC, CACI, Old Lewisport, CI Holdings, New Alflex, New Lewisport and Metals is sometimes hereafter referred to as a "Borrower" and collectively as the "Borrowers");

     (9) The Subsidiaries of the Parent identified by the caption "Subsidiary Guarantors" on the signature pages hereto (the "Subsidiary Guarantors"; the Subsidiary Guarantors, the Parent and the Borrowers are sometimes hereafter referred to collectively as the "Obligors");

     (10) The Majority Lenders whose signatures appear in their respective signature blocks at the end of this Amendment.

                             PRELIMINARY STATEMENTS:

A. Parent, each of the Borrowers, each of the Subsidiary Guarantors and each of the Lenders are parties to a certain Second Amended and Restated Credit Agreement dated as of December 19, 1997, as amended by Amendment No. 1 to Credit Agreement dated December 22, 1998, an Agreement of Resignation, Appointment and Acceptance dated August 18, 1999, a Amendment dated as of October 29, 1999, a Amendment dated as of December 31, 1999, a letter agreement dated as of December 27, 2000, an Amendment dated as of June 29, 2001, and a letter dated November 30, 2001 (as amended from time to time, the "Credit Agreement").

B. Parent, each of the Borrowers, each of the Subsidiary Guarantors and the Administrative Agent (as successor to National Westminster Bank PLC pursuant to the Agreement of Resignation, Appointment and Acceptance dated August 18, 1999) are parties to a certain Amended and Restated Pledge and Security Agreement dated as of November 29, 1996, as amended by Amendment No. 1 dated as of December 19, 1997, by a Amendment dated as of October 29, 1999, and by a Amendment dated as of December 31, 1999 (as amended, the "Pledge Agreement").

C. The Obligors have requested that the Lenders agree to amend the Credit Agreement in certain respects.

D. The Lenders are willing to do so, but only upon the terms and subject to the conditions set forth in this Amendment.

                  NOW THEREFORE, the parties hereto, in consideration of their mutual covenants and agreements hereinafter set forth and intending to be legally bound hereby, covenant and agree as follows:

         1.       Definitions.
                  ------------
All terms with their initial letters capitalized herein, but not otherwise defined herein, shall have the meanings given such terms in the Credit Agreement.

         2.       Amendments to the Credit Agreement.
                  ----------------------------------

         (a) Amendment to Section 1.01. The definition of "EBITDA" set forth in
Section 1.01 of the Credit Agreement is hereby amended and modified so that, as amended and modified, it shall read in its entirety as follows:

         "'EBITDA' shall mean:

                  (i) for any period that does not include the calendar quarter ended December 31, 2001, the sum, for the Parent and its Subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP), of the following: (a) net income for such period, plus (b) the amount of Total Interest for such period, plus (c) income and other taxes paid during such period, plus (d) depreciation and amortization for such period, plus (e) extraordinary losses for such period, plus
         (f) in the case of any period during calendar year 2002, an amount equal to the amount deducted, on account of impairment of goodwill, in calculating net income for such period in accordance with GAAP, minus
         (g) extraordinary gains for such period, minus (h) interest received during such period, and

                  (ii) for any period that does include the calendar quarter ended December 31, 2001, the sum, for the Parent and its Subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP), of the following: (a) net income for such period, plus (b) the amount of Total Interest for such period, plus (c) income and other taxes paid during such period, plus (d) depreciation and amortization for such period, plus (e) extraordinary losses for such period, plus
         (f) the nonrecurring losses described in Donald L. Marsh's December 14, 2001, Letter (a copy of which is attached as Schedule 1), but only to the extent that such losses, in the aggregate, do not exceed $179,000,000.00, (g) in the case of any period during calendar year 2002, an amount equal to the amount deducted, on account of impairment of goodwill, in calculating net income for such period in accordance with GAAP, minus (h) extraordinary gains for such period, minus (i) interest received during such period."

         (b) Amendment to Section 9.10. Section 9.10(a), (b) and (c) of the Credit Agreement is hereby modified and amended so that, as modified and amended, it shall read in its entirety as follows:

                  "9.10    Certain Financial Covenants.

                  (a) Leverage Ratio. The Parent will not permit the Total Leverage Ratio to exceed the following respective ratios at any time during the following respective periods:

                  Period                                            Ratio

                  From and including
                   the Restatement Effective Date
                   to and including
                   December 30, 1998                             3.50 to 1.00

                  From and including
                   December 31, 1998
                   To and including
                   December 30, 1999                             3.25 to 1.00

                  From and including
                   December 31, 1999
                   To and including
                   December 30, 2000                             3.00 to 1.00

                  From and including
                  December 31, 2000
                   To and including
                   March 31, 2001                                2.75 to 1.00

                  From and including
                   April 1, 2001
                   to and including
                   September 30, 2001                            3.50 to 1.00

                  From and including
                   October 1, 2001
                   to and including
                  March 15, 2002                                 4.00 to 1.00

                  From and including
                   March 16, 2002
                   to and including
                   June 30, 2002                                 3.00 to 1.00

                  From and including
                   July 1, 2002
                   and at all times thereafter                   2.50 to 1.00

                  (b) Interest Coverage Ratio. The Parent will not permit the Total Interest Coverage Ratio to be less than the following respective ratios at any time during the following respective periods:

                  Periods:                                         Ratios:

                  From the Restatement Effective Date
                   through December 30, 1998                      2.00 to 1.00

                  From December 31, 1998
                   through September 29, 1999                     2.25 to 1.00

                  From September 30, 1999
                   through December 30, 1999                      2.50 to 1.00

                  From December 31, 1999
                   through December 30, 2000                      3.00 to 1.00

                  From December 31, 2000
                   through March 31, 2001                         2.75 to 1.00

                  From April 1, 2001
                   through September 30, 2001                     2.00 to 1.00

                  From October 1, 2001
                   through March 15, 2002                         1.75 to 1.00

                  From March 16, 2002
                   and at all times thereafter                    3.00 to 1.00

                  (c) Fixed Charges Ratio. The Parent will not permit the Fixed Charges Ratio to be less than the following respective ratios at any time during the following respective periods:

                           Period                                    Ratio

                  From the Restatement Effective
                   Date through December 30, 1998                 1.10 to 1.00

                  From December 31, 1998 through
                   December 30, 1999                              1.20 to 1.00

                  From December 31, 1999 through
                   September 30, 2001                             1.25 to 1.00

                  From October 1, 2001 through
                   March 15, 2002                                 1.00 to 1.00

                  From March 16, 2002
                   and at all times thereafter                    1.25 to 1.00"

         3. Affirmation of Representations and Warranties. Each of the Obligors hereby affirms that the representations and warranties contained in the Credit Agreement and in the Pledge Agreement are true and accurate as of the Effective Date and as of the date of the execution and delivery of this Amendment. Each further represents and warrants that each has the power to enter into and perform this Amendment. The making and performance by the Obligors of this Amendment has been duly authorized by all necessary action and will not:

                  (i) violate any provision of law or of any of the Obligors' certificates of incorporation or formation, or bylaws or limited liability company agreements,

                  (ii) result in the breach of, or constitute a default under, any agreement or instrument to which any of the Obligors is a party or by which any of the Obligors or any of their respective property may be bound or affected, or

                  (iii) result in the creation of any lien, charge or encumbrance upon any property or assets of any of the Obligors.

No consent, approval, authorization, declaration, exemption or other action by, or notice to, any court or governmental or administrative agency or tribunal is or will be required in connection with the execution, delivery, performance, validity or enforcement of this Amendment or any other agreement, instrument or document to be executed and delivered pursuant hereto.

         4. No Impairment and Ratification. Each Guarantor consents to the entering into of this Amendment by each of the Borrowers and the other Guarantors. Each of the Obligors agrees that neither this Amendment nor anything contained herein or in any other document or instrument delivered in connection herewith shall diminish or impair any Guarantor's liability in any respect under its Guaranty. Each Guarantor further agrees that its Guaranty is, by the execution and delivery of this Amendment, ratified, confirmed and reaffirmed in its entirety, and acknowledged to continue in full force and effect.

         5. Ratification. Except as expressly amended by this Amendment, the Credit Agreement, the Pledge Agreement and the Guaranties are and shall be unchanged. All of the terms, provisions, covenants, agreements, conditions, schedules and exhibits thereof or thereto shall remain and continue in full force and effect and are hereby incorporated by reference, and hereby ratified, reaffirmed and confirmed by the Obligors and the Lenders in all respects on and as of the effective date of this Amendment. Each of the Obligors acknowledges and agrees that all liens, security interests, and pledges heretofore given to the Lenders to secure their respective indebtedness to the Lenders shall also secure all obligations arising hereunder.

         6.       Conditions.  The  Lenders'  agreements  and  consents  in
                  ----------
this Amendment are and shall be subject to the prior satisfaction of the following conditions precedent:

                  (a) Execution and Delivery of this Amendment. All of the parties to this Amendment shall have executed and delivered a counterpart hereof.

                  (b) Evidence of Existence and Authorization. The Documentation Agent shall have received for all Obligors, copies of resolutions relating to the execution and delivery of this Amendment, all certified as true, correct and complete by the Secretary or an Assistant Secretary of each Obligor.

                  (c) Legal Opinion. The Documentation Agent shall have received the legal opinion of Lenna MacDonald, substantially in the form of Exhibit A attached hereto and incorporated herein by this reference.

                  (d) Proceedings Satisfactory. All proceedings taken in connection with the transactions contemplated herein shall be satisfactory to the Lenders and their counsel. The Lenders and their counsel shall have received copies of such documents as they may request in connection therewith, all in form and substance satisfactory to the Lenders and their counsel.

         7.       General Provisions.
                  ------------------

(a) Entire Agreement. This Agreement, the Credit Agreement, the Pledge Agreement and the other documents to which the Obligors are parties pursuant to the Credit Agreement constitute the entire agreement of the parties with respect to the subject matter hereof and thereof. No change, modification, addition or termination of this Agreement shall be enforceable unless in writing and signed by the party against whom enforcement is sought.

(b) Definitions. Terms used and not otherwise defined in this Amendment shall have the meanings given to them in the Credit Agreement, as amended from time to time.

(c) Benefit. This Agreement shall be binding upon the Obligors and their respective successors and assigns and shall inure to the benefit of the Lenders and their respective successors and assigns.

(d) Waiver. No waiver of the provisions hereof shall be effective unless in writing and signed by the party to be charged with such waiver. No waiver shall be deemed a continuing waiver or a waiver in respect of any breach or default, whether of a similar or a different nature, unless expressly so stated in writing.

(e) Governing Law. The validity, construction, interpretation and enforcement of this Agreement shall be construed in accordance with the laws of the State of New York without regard to its conflict of laws.

(f) Severability. If any provision of this Agreement or its application shall be deemed invalid, illegal or unenforceable in any respect, the validity, construction, interpretation and enforceability of all other applications of that provision and of all other provisions and applications hereof shall not in any way be affected or impaired.

(g) Further Assurances. From time to time at another party's request and without further consideration, the parties shall execute and deliver such further instruments and documents, and take such other action as the requesting party may reasonably request, in order to complete more effectively the transactions contemplated in this Agreement.

(h) Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same agreement. This Agreement may be executed by each party on separate copies, which copies, when combined so as to include the signatures of all parties, shall constitute a single counterpart of this Agreement.

(i) Effectiveness Upon Execution By Majority Lenders. Upon its execution and delivery by all of the Obligors and by the Majority Lenders, this Amendment shall become effective as of December 21, 2001.

         IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Agreement, effective as of the date set out in the preamble of this Agreement.

"Parent"                   Commonwealth Industries, Inc.

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

"Borrowers"                CA Lewisport, Inc.

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

                           CI Holdings, Inc.

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

                           Commonwealth Aluminum Concast, Inc.

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

                           Commonwealth Aluminum Corporation

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

                           Alflex Corporation

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------


                           Commonwealth Aluminum Lewisport, LLC

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

                           Commonwealth Aluminum Metals, LLC

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

"Subsidiary Guarantors"    Commonwealth Aluminum Sales Corporation

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

                           Alflex E1 LLC, by its sole
                            member, CI Holdings, Inc.

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

 "Majority Lenders"        Bank One, Indiana, NA

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

                           PNC Bank, National Association

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

                           ABN AMRO Bank N.V.

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------



                           Bank of Montreal

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------


                           Credit Agricole Indosuez

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

                            Mellon Bank, N.A.

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

                            The Industrial Bank of Japan, Limited

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

                            Firstar Bank, NA

                         By:
                         ------------------------------------------------------
                         Title:
                         ------------------------------------------------------

Schedule 1
--------------

December 14, 2001

(FullName)
(Title)
(Company)
(Address1)
(Address2)
(CityStateZip)

Dear (Firstname):

On December 11, we issued a press release in which we detailed certain one-time charges that we expect to record at the end of December, including;

|X| A reduction of about $87.6 million in the carrying amount of property, plant and equipment, almost entirely related to the book value of our Lewisport rolling mill.

o A reduction of about $79.9 million in the carrying amount of goodwill.

o A charge of about $4.7 million associated with the termination of CII's 1999 Executive Incentive Plan

o An increase of $4 million in the provision for uncollectible accounts receivable, principally relating to the recent Chapter 11 bankruptcy filing by one of our customers, Metals USA

Since for accounting purposes these non-recurring items are not extraordinary, they will affect income from operations and, therefore, EBITDA. We are asking our banks to approve before December 31 an amendment to the facility that will eliminate these non-recurring items from the calculation of EBITDA. Since our board has eliminated the Executive Incentive Plan altogether, we also ask that the banks exclude from EBITDA the accrued expenses ($2.9 million) associated with this plan during the first three quarters of 2001. Of this total of approximately $179 million in charges, all are one-time.

Besides the exclusion of these non-recurring items, we are asking for the following covenant changes for the three-month period ending 12/31/01:



|X|      Leverage ratio:            From 3.50 to 1.00    To 4.00 to 1.00

|X|      Interest coverage ratio:   From 2.00 to 1.00    To 1.75 to 1.00

|X|      Fixed charges ratio:       From 1.25 to 1.00    To 1.00 to 1.00



Our plan is to consolidate our banking relationships, to reduce the total commitment and to name PNC Bank as Agent under the credit agreement. We intend to complete this restructuring of our banking arrangements in the first quarter of 2002 and require this amendment in order to complete the process in an orderly manner.


Page Two

December 14, 2001


We will pay a fee of 25 basis points to banks that communicate to you their approval of the amendment by the close of business on Friday, December 21.



Yours sincerely,



Donald L. Marsh, Jr.



dd

Exhibit A
---------
Opinion Letter
December 21, 2001


To the Lenders Party to the
 Credit Agreement referred to below

And

Bank One, Indiana, NA
 as Administrative Agent for said Lenders
One Indiana Square, Suite 308
Indianapolis, Indiana 46266

Ladies and Gentlemen:

I have acted in my capacity as General Counsel to Commonwealth Industries, Inc. (the "Parent") in connection with the negotiation, execution and delivery by the Parent of a certain Amendment to Credit Agreement dated as of December 21, 2001 (the "Amendment"), between the Parent, CA Lewisport, Inc. ("Lewisport"), CI Holdings, Inc. ("Holdings"), Commonwealth Aluminum Concast, Inc. ("Concast"), Commonwealth Aluminum Corporation ("Aluminum"), Alflex Corporation ("Alflex"), Commonwealth Aluminum Lewisport, LLC ("New Lewisport"), Commonwealth Aluminum Metals, LLC ("Metals"), Commonwealth Aluminum Sales Corporation ("Sales"), Alflex E1 LLC ("E1" and, together with the Parent, Lewisport, Holdings, Concast, Aluminum, Alflex, New Lewisport, Metals and Sales, the "Obligors"), and the Lenders named in the Amendment, and certain related documents and the transactions described therein. To the extent not defined herein, all capitalized terms and phrases used in this opinion letter shall have the meanings given those terms in the Amendment. This opinion is being furnished to you pursuant to Section 6(c) of the Amendment.

For the purpose of rendering this opinion, I have examined and am familiar with originals executed by the Borrower, or certified copies, of the Amendment.

I have also examined and am familiar with executed originals or certified copies of (i) the Articles of Incorporation or Organization and Bylaws or Operating Agreements of each of the Obligors (each as currently in full force and effect), and (ii) resolutions of the board of directors of each of the Obligors relating to the authorization, execution and delivery of the Amendment and the consummation of the transactions contemplated thereby, each as currently in full force and effect. I have also examined and relied upon such public records and such certificates of officers of each of the Obligors as I have deemed necessary or appropriate in rendering this opinion, and upon originals or copies, certified or otherwise identified to my satisfaction, of such other documents, corporate records, certificates and instruments as in my judgment are necessary or appropriate to enable me to render the opinions expressed below. In such review, I have assumed the authenticity of all documents submitted to me as originals, the genuineness of all signatures, the legal capacity of natural persons and the conformity to the originals of all documents submitted to me as copies.

Based upon the foregoing, and subject to the qualifications particularly hereinafter set forth, I am of the opinion that:

1. Each of the Obligors has the requisite corporate or company, as the case may be, power and authority to execute and deliver the Amendment and to perform all of the terms and provisions of the Amendment to be performed by it.

2. Each of the Obligors has taken all corporate or company, as the case may be, action necessary on the part of such Obligor to authorize the execution and delivery of the Amendment, and the performance by it of its obligations thereunder.

Although not admitted to practice in the State of Delaware, my opinions are limited by and subject to the following:

           My opinions are based solely upon the laws of the United States of America, the Commonwealth of Kentucky and the Delaware General Corporation Law. I express no opinion concerning the laws of any other jurisdiction.

This opinion has been made solely for the benefit of the Administrative Agent and the other Lenders party to the Credit Agreement, and no other person or entity shall be entitled to rely hereon without my express prior written consent.

Yours very truly,


Lenna Ruth Macdonald
Vice President and General Counsel

LRM/dea

                                                                 Exhibit 13
                                                                 ----------

Portions of the annual report to stockholders for the year ended December 31, 2001 which are expressly incorporated by reference in this filing follow. Such items are proceeded by an index which shows the location in this Annual Report on Form 10-K where such items are incorporated by reference and the location of the item in the annual report to stockholders for the year ended December 31, 2001.


                                     INDEX

Reference   Incorporation                                       Page number
letter in   location in                                         in annual
this        this                                                report to
Exhibit     Form 10-K          Description of Item              stockholders
-------     ---------------    ---------------------------      ------------
  (A)       Part II, item 6    Consolidated Selected                 page 6
                                 Financial Data

  (B)       Part II, item 7    Management's Discussion and           pages 7
                                 Analysis of Financial Condition     thru 12
                                 and Results of Operations

            Part II, item 7A   Quantitative and Qualitative          pages 11
                                 Disclosures About Market Risk       thru 12

  (C)       Part II, item 8    Consolidated Balance Sheet            page 13

            Part II, item 8    Consolidated Statement of Operations  page 14

            Part II, item 8    Consolidated Statement of             page 14
                                 Comprehensive Income (Loss)

            Part II, item 8    Consolidated Statement of             page 15
                                 Changes in Stockholders'
                                 Equity

            Part II, item 8    Consolidated Statement of             page 16
                                 Cash Flows

            Part II, item 8    Notes to Consolidated                 pages 17
                                 Financial Statements                thru 38

            Part II, item 8    Report of Independent Auditors        page 39

The items follow:

                                                    Exhibit 13 item (A)
                                                    -------------------

                          COMMONWEALTH INDUSTRIES, INC.
                      Consolidated Selected Financial Data
                      (in thousands except per share data)

                                                                             Year ended December 31,
                                            -----------------------------------------------------------------------------------
                                                 2001             2000             1999            1998               1997
                                            --------------   --------------   --------------   --------------    --------------
Statement of Operations Data:
Net sales                                    $ 920,504       $ 1,125,142        $1,074,939       $ 992,004         $ 1,115,178
Gross profit                                    47,031            82,205            86,865          69,455              88,043
Operating income (loss) (2)                   (178,747)           21,929            28,440          21,421              41,593
Income (loss) before extraordinary loss (2)   (193,552)            3,491            11,011             143               9,122
Net income (loss) (1) (2) (3)                 (193,552)            3,491            11,011             143               7,941

Net income (loss) per share data: (1) (2) (3)
   Basic and diluted
     Income (loss) before extraordinary loss  $ (11.78)           $ 0.21            $ 0.68          $ 0.01              $ 0.78
     Extraordinary loss                              -                 -                 -               -               (0.10)
                                           -----------      ------------       -----------       ---------      --------------
     Net income (loss)                        $ (11.78)           $ 0.21            $ 0.68          $ 0.01              $ 0.68
                                           ===========      ============       ===========       =========      ==============

     Cash dividends paid per share              $ 0.20            $ 0.20            $ 0.20          $ 0.20              $ 0.20

Operating Data:
Depreciation and amortization                 $ 35,329          $ 39,351          $ 36,513        $ 34,728            $ 34,710
Capital expenditures                           $ 9,002          $ 18,445          $ 36,715        $ 33,650            $ 21,736
Commonwealth Aluminum business unit:
     Net sales                               $ 801,786         $ 990,961         $ 944,438       $ 865,043           $ 983,340
     Shipments (pounds)                        801,274           966,597         1,022,680         884,169             990,207
Alflex business unit:
     Net sales                               $ 118,718         $ 134,181         $ 130,501       $ 126,961           $ 131,838
     Shipments (feet)                          509,326           592,863           576,205         517,380             521,711

Balance Sheet Data:
Working capital                              $ 121,483         $ 138,462         $ 123,067       $ 115,192           $ 112,924
Total assets                                   439,632           655,340           706,322         648,399             667,421
Total debt                                     125,000           125,000           125,000         125,000             125,650
Total stockholders' equity                     134,166           338,393           336,676         326,529             330,473


(1) 2001, 2000 and 1999 net income (loss) and net income (loss) per share reflect the Company's change in its inventory accounting method from first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method effective January 1, 1999.

(2) 2001 includes a non-cash asset impairment charge of $167.3 million or ($10.18) per diluted share. The asset impairment charge had no tax effect.
     See note 2 to the consolidated financial statements for additional information.

(3) 1997 includes an extraordinary loss recorded on the early extinguishment of debt of $1.5 million ($1.2 million net of income tax benefit).

                                                     Exhibit 13 item (B)
                                                     -------------------

                          COMMONWEALTH INDUSTRIES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is a discussion of the consolidated financial condition and results of operations of the Company for each of the years in the three-year period ended December 31, 2001, and certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2001 and the notes thereto including footnote 1 which describes the Company's significant accounting policies including its use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the valuation of property, plant and equipment and goodwill, assumptions for computing pension and postretirement benefits obligations, allowance for uncollectible accounts receivable and environmental liabilities. The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of global economic conditions, the effect (including possible increases in the cost of doing business) resulting from war or terrorist activities or political uncertainties, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, the rate of technological change, product demand and market acceptance risks, capacity and supply constraints or difficulties, the success of the Company in implementing its business strategy, and other risks as detailed in the Company's various Securities and Exchange Commission filings.

Overview
         The Company manufactures non-heat treat coiled aluminum sheet for distributors and the transportation, construction and consumer durables end-use markets and electrical flexible conduit and prewired armored cable for the commercial construction and renovation markets. The Company's principal raw materials are aluminum scrap, primary aluminum, copper and steel. Trends in the demand for aluminum sheet products in the United States and in the prices of aluminum primary metal, aluminum scrap and copper commodities affect the business of the Company. The Company's operating results also are affected by factors specific to the Company, such as the margins between selling prices for its products and its cost of raw material ("material margins") and its unit cost of converting raw material into its products ("conversion cost"). While changes in aluminum and copper prices can cause the Company's net sales to change significantly from period to period, net income is more directly impacted by fluctuations in material margins.
         Although the demand for aluminum sheet products is cyclical, over the longer term demand has continued to increase, reflecting general population and economic growth and the advantages of aluminum's light weight, high degree of formability, resistance to corrosion and recyclability.
         The price of aluminum metal affects the price of the Company's products and in the longer term can have an effect on the competitive position of aluminum in relation to alternative materials. The price of primary metal is determined largely by worldwide supply and demand conditions and is highly cyclical. The price of primary aluminum in world markets greatly influences the price of aluminum scrap, the Company's principal raw material. Significant movements in the price of primary aluminum can affect the Company's margins because aluminum sheet prices do not always move simultaneously nor necessarily to the same degree as the primary markets. The Company seeks to manage its material margins by focusing on higher margin products and by sourcing the scrap and primary metal markets in the most cost-effective manner, including the use of futures contracts and options to hedge anticipated raw material requirements based on firm-priced sales and purchase orders.
         During 2001, net sales of the Company's aluminum sheet products decreased 19% from the year 2000 while shipment volume decreased 17% from 2000. Demand for the Company's aluminum sheet products decreased in 2001 reflecting ongoing weak business conditions throughout the economy generally and specifically across the Company's various markets with the exception of residential building and construction which remained relatively strong as a result of interest rate reductions throughout the year. Further recovery in the Company's key markets remains uncertain, considering slowing economic growth and the impact on demand that has occurred as a consequence of the September terrorist events. In addition, material margins have been declining this year due to a highly competitive marketplace.
         Demand for the Company's electrical products also decreased during 2001. Shipments were down 14% compared to the year 2000 due to weak customer demand. Material margins for 2001 were up 19% from the margins experienced in 2000 due to increased selling prices on armored cable products and a reduction in material costs per foot. The higher material margins for 2001 more than offset the effect of the decline in shipment volume and higher manufacturing unit costs compared to the year 2000 and returned the Company's electrical products business unit to an operating profit in 2001.
         During the fourth quarter of 2001, the Company recorded nonrecurring non-cash asset impairment charges totaling $167.3 million or $10.18 per share (before and after tax) to reduce the carrying amount of property, plant and equipment and goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"). See the caption entitled "Asset Impairment Charges" in the following section and footnote 2 to the consolidated financial statements for additional information.
         In addition, during 2001 and 2000 LIFO inventory quantities were reduced, resulting in a partial liquidation of the LIFO bases, the effect of which decreased the net loss in 2001 by approximately $0.03 million, which had no effect on the per share amount and increased net income for 2000 by approximately $4.5 million, or $0.27 per share. See note 4 to the consolidated financial statements for additional information.

Results of Operations for 2001, 2000 and 1999
         Net Sales. Net sales for 2001 decreased 18% to $920.5 million (including $118.7 million from the Company's Alflex electrical products subsidiary) from $1.13 billion (including $134.2 million from Alflex) in 2000. The decrease is due to continued weak customer demand affecting virtually all of the Company's markets with the exception of residential building and construction which as mentioned previously remained relatively strong as a result of interest rate reductions throughout the year. Unit sales volume of aluminum products decreased 17% to 801 million pounds in 2001 from 967 million pounds in 2000. Alflex unit sales volume was 509 million feet for 2001 compared to 593 million feet for 2000.
         Net sales for 2000 increased 5% to $1.13 billion (including $134.2 million from the Company's Alflex electrical products subsidiary) from $1.07 billion (including $130.5 million from Alflex) in 1999. The increase is due to higher overall selling prices and a strong demand during the first half of 2000 which more than offset a softening in demand during the last six months of 2000. Unit sales volume of aluminum products decreased 5% to 967 million pounds in 2000 from 1.02 billion pounds in 1999. Alflex unit sales volume was 593 million feet for 2000 compared to 576 million feet for 1999.
         Gross Profit. Gross profit decreased 43% (to 5.1% of net sales) in 2001 after a 5% decrease (to 7.3% of net sales) in 2000 from 1999 gross profit (8.1% of net sales). The 2001 decrease was related entirely to the aluminum business unit where a highly competitive marketplace resulted in lower shipment volumes and lower material margins. On the other hand, the Alflex business unit increased its gross profit for 2001 versus the year 2000 due to improved material margins.
         The 2000 decrease from 1999 was due primarily to the impact of lower material margins and higher unit manufacturing costs in the Company's electrical products business and higher unit manufacturing costs in the Company's aluminum products business. These factors more than offset higher material margins and the impact of a LIFO inventory liquidation in the Company's aluminum products business.
         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 2% in 2001 from 2000. Contributing to the decrease were lower incentive accruals, lower on-going salary and related employee benefits expense due to the reductions in the workforce, lower depreciation and one time severance expenses recorded in the fourth quarter of 2000. Limiting the amount of the decrease was a $3.2 million increase in the provision for uncollectible accounts receivable, principally relating to the recent Chapter 11 bankruptcy filings by certain of the Company's customers, and a $2.5 million additional expense relating to the termination of the Company's 1999 Executive Incentive Plan.
         Selling, general and administrative expenses increased 3% in 2000 from 1999. Contributing to the increase were increased bad debt reserves, additional depreciation due to Y2K related projects, charges related to employee workforce reductions and an increase at Alflex associated with higher sales volume. Limiting the amount of the increase was a decrease in salary and benefits expense due to employee workforce reductions, office consolidation including the closing of the Chicago sales office and reduction of leased space, and overall impact of cost-cutting initiatives implemented in the second half of 2000.
         Amortization of Goodwill. Amortization of goodwill was $4.0 million in 2001 and $4.5 million in both 2000 and 1999. The decrease in amortization in 2001 was due to the write-down of goodwill in the Company's aluminum business unit during the fourth quarter of 2001. Goodwill will no longer be amortized beginning January 2002 as required by the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". See note 2 to the consolidated financial statements for additional information.
         Asset Impairment Charges. Non-cash asset impairment charges of $167.3 million were recorded in 2001 related to the impairment of certain property, plant and equipment and goodwill in the Company's aluminum business segment. The $167.3 million asset impairment charges were composed of $85.4 million of property, plant and equipment write-downs and $81.9 million of goodwill write-downs. See note 2 to the consolidated financial statements for additional information.
         Operating Income (Loss). Operating income decreased $200.7 million in 2001 to an operating loss of $178.7 million, after having decreased $6.5 million or 23% in 2000 to an operating income of $21.9 million, in each case reflecting the asset impairment charges and the other factors mentioned above.
         Other Income (Expense), Net. Other income (expense), net in 2000 includes $0.8 million of income related to insurance claims filed for a fire that interrupted business at the Company's Uhrichsville, Ohio aluminum mill. Other income (expense), net in 1999 includes $1.9 million of income related to insurance claims filed for a fire that destroyed an inactive production facility.
         Interest Expense, Net. Interest expense in 2001 decreased 23% to $15.5 million from $20.1 million in 2000. The decrease in the Company's interest expense is primarily due to a reduction in amounts outstanding under the Company's accounts receivable securitization facility.
         Interest expense in 2000 increased 4% to $20.1 million from $19.3 million in 1999. The 2000 increase from 1999 is primarily due to the higher interest rates under the Company's accounts receivable securitization facility.
         Income Tax Expense . Income tax expense in 2000 and 1999 reflect the use of the Company's net operating loss ("NOL") carryforwards to offset taxable income for federal income tax purposes whereas in 2001 the Company generated an additional NOL carryforward for federal income tax purposes. At December 31, 2001, the Company had remaining available NOL carryforwards of approximately $86 million. These NOL carryforwards will expire in various amounts from 2002 through 2021. The amount of taxable income that can be offset by NOL carryforwards arising prior to the initial public offering of the Company in March 1995 is subject to an annual limitation of approximately $9.6 million plus certain gains included in taxable income which are attributable to the Company prior to the initial public offering. Approximately $52 million of the $86 million of NOL carryforwards mentioned previously are subject to this annual limitation with the remaining amounts having no such annual limitation.
         The Company recognized an income tax expense of $0.2 million in 2001 compared to an income tax expense of $0.3 million in 2000 and $1.0 million in 1999.
         Net Income (Loss). The Company recorded a net loss for 2001 of $193.6 million after recording net income of $3.5 million in 2000 and $11.0 million in 1999, in each case reflecting the factors described above for each year.

Liquidity and Capital Resources
         The Company's sources of liquidity are cash flows from operations, the Company's accounts receivable securitization facility described below and borrowings under its $100 million revolving credit facility (during 2001 the Company agreed to limit borrowings under the revolving credit facility to $65 million and during March 2002 the Company amended the revolving credit facility to further reduce the amount of the facility to $20 million). The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments for at least through 2002.
         During 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the accounts receivable securitization facility for an additional three-year period ending in September 2003. In addition during September 2001, the Company and the financial institution agreed to reduce the size of the facility to $95.0 million. At December 31, 2001 and 2000, the Company had outstanding under the agreement $20.0 million (the minimum that is required under the agreement) and $69.0 million, respectively, and had $82.3 million and $72.4 million, respectively, of net residual interest in the securitized receivables. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the year 2001, the Company received gross proceeds of $38.0 million from the sale of receivables and made gross payments of $87.0 million under the agreement. Under the terms of the agreement, the Company is required to maintain tangible net worth of $5 million, and to not exceed certain percentages of credit sales for uncollectible accounts, delinquent accounts and sales returns and allowances. Should the Company exceed such limitations, the financial institution has the right to terminate the agreement.
         The Company's cash flows from operations in 2001, 2000 and 1999 were $3.2 million, $33.0 million and $38.8 million, respectively. The cash flows from operations decreased in 2001 primarily due to reduced income. Working capital decreased to $121.5 million at December 31, 2001 from $138.5 million at December 31, 2000 and $123.1 million at December 31, 1999.
         The Company's revolving credit facility permits borrowings and letters of credit up to $100.0 million outstanding at any time, however, as previously described, during 2001 the Company agreed to limit borrowings under the revolving credit facility to $65 million and during March 2002 the Company amended the revolving credit facility to further reduce the amount of the facility to $20 million. Availability is subject to satisfaction of certain covenants and other requirements. At December 31, 2001 $64.3 million was available and after the March 2002 amendment $19.3 million was available. The March 2002 amendment also extended the facility commitment from September 2, 2002 to March 31, 2005.
         Capital expenditures were $9.0 million, $18.4 million and $36.7 million in 2001, 2000 and 1999, respectively, and are estimated to be $14.9 million in 2002, all generally related to upgrading and expanding the Company's manufacturing and other facilities and meeting environmental requirements.
         The following schedules summarize the Company's contractual cash obligations and unused availability of financing sources at December 31, 2001 (in thousands).

                                                             Payments Due By Period
                                                ------------------------------------------------------------
Contractual Cash Obligations          Total     Less than 1 year    1-3 years     4-5 years    After 5 years
------------------------------------------------------------------------------------------------------------
  Long-term debt                      $125,000            $   --          $  --      $125,000          $  --
  Operating leases                      15,498             3,715          5,694         2,129          3,960
  Standby letters of credit                740               740             --            --             --
  Outstanding obligation under
     Accounts receivable
     Securitization agreement           20,000            20,000             --            --             --
                                      ----------------------------------------------------------------------
Total contractual cash obligations    $161,238           $24,455         $5,694      $127,129         $3,960
                                      ======================================================================


                                                             Amount of Availability Per Period
Unused Availability of           Total Amounts  ------------------------------------------------------------
Financing Sources                    Available  Less than 1 year    1-3 years     4-5 years     Over 5 years
------------------------------------------------------------------------------------------------------------
  Unused revolving credit
      Facility                     $ 64,260 (1)       $64,260 (1)        $   --        $   --         $   --
  Unused availability under
     Accounts receivable
     Securitization agreement        68,215                --            68,215            --             --
                                    ------------------------------------------------------------------------
Total available                    $132,475 (2)       $64,260 (1)       $68,215        $   --         $   --
                                    ========================================================================

(1) The amount would be reduced to $19,260 and would move to the 4-5 years period giving effect to the March 2002 amendment to the revolving credit facility described previously.
(2) The amount would be reduced to $87,475 giving effect to the March 2002 amendment to the revolving credit facility described previously.


         The Company has a 10-year guaranteed supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of 1.2 billion pounds of P1020/99.7% aluminum at current market prices from Glencore over the 10-year term beginning in January 2001.
         At December 31, 2001, the Company held firm-priced aluminum purchase and sales commitments through 2003 totaling $18 million and $160 million, respectively. The Company hedges the impact of changes in prices related to these commitments as explained in the caption entitled "Commodity Price Risk" in the following section.
         The indicated annual rate of dividends being paid on the Company's Common Stock is $0.20 per share, or an annual total of about $3.2 million.

Risk Management
         Commodity Price Risk. The price of aluminum is subject to fluctuations due to unpredictable factors on the worldwide market. To reduce this market risk, the Company follows a policy of hedging its anticipated raw material purchases based on firm-priced sales and purchase orders by purchasing and selling futures contracts, forward contracts and options on the London Metal Exchange ("LME"). The Company also uses forward contracts and options to reduce its risks associated with its natural gas requirements.
         As described in note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") effective January 1, 2001 and has designated virtually all of its aluminum and natural gas futures contracts and forward contracts as cash flow hedges.
         Gains and losses on these instruments that are deferred in other comprehensive income are reclassified into net income as cost of goods sold in the periods when the hedged transactions occur. As of December 31, 2001, approximately $10.0 million of the $11.3 million of deferred net losses are expected to be reclassified from other comprehensive income into net income as cost of goods sold over the next twelve months. A net loss of $0.1 million was recognized in cost of goods sold during the twelve months ended December 31, 2001, representing the amount of the hedges' ineffectiveness. As of December 31, 2001, the Company held open aluminum and natural gas futures contracts, forward contracts and options having maturity dates extending through December 2003.
         A sensitivity analysis has been prepared to estimate the Company's exposure to market risk related to its LME position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the price of the futures contract. On December 31, 2001 the Company had approximately 63,075 metric tonnes of LME futures contracts. A hypothetical 10% change from the 2001 year-end three-month high grade aluminum price of $1,351 per metric tonne would result in a change in fair value of $8.5 million in these contracts. However it should be noted that any change in the fair value of these contracts would be significantly offset with an inverse change in the cost of metal to be purchased.
         Also, a sensitivity analysis has been prepared to estimate the Company's exposure to market risk related to its NYMEX Henry Hub natural gas forward contracts. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the price of the forward contract. On December 31, 2001 the Company had approximately 5.0 million cubic feet of NYMEX forward contracts. A hypothetical 10% change from the 2001 year-end three-month natural gas price of $2.565 per cubic foot would result in a change in fair value of $1.3 million in these contracts. However it should be noted that any change in the fair value of these contracts would be significantly offset with an inverse change in the cost of gas to be purchased.
         Credit Risk. Assessments of credit worthiness and credit risk are completed on potential and existing customers through a review of trade references, bank references, financial statements, and independent credit bureau reports.
         Also as previously discussed, the Company utilizes futures contracts, forward contracts and options to protect against exposures to commodity price risk in the aluminum and natural gas markets. The Company is exposed to losses in the event of non-performance by the counterparties to these agreements; however, the Company does not anticipate non-performance by the counterparties. Assessments of credit risks with trading partners (brokers) are completed through a review of the broker's ratings with credit rating agencies. However, the Company does not require collateral to support broker transactions. In addition, all brokers trading on the LME with U.S. clients are regulated by the Commodities Trading and Futures Commission, which requires the brokers to be fully insured against unrealized losses owed to clients. Brokers of natural gas forward contracts are not regulated. At December 31, 2001, credit lines totaling $38 million were available at various brokerages used by the Company.
         Interest Rate Risk. In order to hedge a portion of its interest rate risk, the Company was a party to an interest rate swap agreement with a notional amount of $5 million under which the Company paid a fixed rate of interest and received a LIBOR-based floating rate. The interest rate swap agreement expired during September 2001 and as of December 31, 2001 the Company had no interest rate swap agreements in effect. The Company's interest rate swap agreement which expired during September 2001 did not qualify for hedge accounting under SFAS No. 133 and as such the change in the fair value of the interest rate swap agreement had been recognized currently as interest expense, net in the Company's consolidated income statement. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the twelve months ended December 31, 2001.

Recently Issued Accounting Standards
         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and amends Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), to exclude from its scope goodwill and intangible assets that are not amortized. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach. SFAS No. 142 is effective January 1, 2002 and the Company is required to complete step one of a transitional impairment test by June 30, 2002 and to complete step two of the transitional impairment test, if step one indicates that the reporting unit's carrying value exceeds its fair value, by December 31, 2002. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle in the quarter ended March 31, 2002. Any subsequent impairment losses would be reflected in operating income in the consolidated statement of operations. Management is currently evaluating the impact of SFAS No. 142 and, based on the preliminary results of step one of the transitional impairment test for the Company's electrical products segment, the Company will be required to perform step two of the transitional impairment test for this segment and a goodwill write-down may be required that could have a material impact on the Company's results of operations or financial position. Management currently anticipates concluding step two of the transitional impairment test and recording any indicated goodwill write-down during the second quarter of 2002. As required by SFAS No.142 and previously described, the Company would record the write-down as a cumulative effect of a change in accounting principle as of January 1, 2002 and would restate the Company's first quarter 2002 financial results.
         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "segment of a business" (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company currently expects to adopt SFAS No. 144 in the Company's first quarter 2002, as required. Management is currently evaluating the impact of SFAS No. 144, but this Statement is not expected to have a material impact on the Company's results of operations or financial position.

                                                    Exhibit 13 item (C)
                                                    -------------------

                          COMMONWEALTH INDUSTRIES, INC.
                           Consolidated Balance Sheet
                        (in thousands except share data)

                                                                                    December 31,
                                                                        --------------------------------------
                                                                            2001                     2000
                                                                        -------------            -------------
Assets
Current assets:
          Cash and cash equivalents                                          $ 6,393                 $ 11,514
          Accounts receivable, net                                                81                      111
          Inventories                                                        119,038                  137,685
          Net residual interest in securitized receivables                    82,310                   72,367
          Prepayments and other current assets                                 3,230                   11,363
                                                                        -------------            -------------
               Total current assets                                          211,052                  233,040
Property, plant and equipment, net                                           152,137                  258,963
Goodwill, net                                                                 74,199                  160,134
Other noncurrent assets                                                        2,244                    3,203
                                                                        -------------            -------------
               Total assets                                                $ 439,632                $ 655,340
                                                                        =============            =============

Liabilities
Current liabilities:
          Accounts payable                                                  $ 50,693                 $ 53,522
          Accrued liabilities                                                 38,876                   41,056
                                                                        -------------            -------------
               Total current liabilities                                      89,569                   94,578
Long-term debt                                                               125,000                  125,000
Other long-term liabilities                                                    6,899                    6,369
Accrued pension benefits                                                       4,576                    9,085
Accrued postretirement benefits                                               79,422                   81,915
                                                                        -------------            -------------
               Total liabilities                                             305,466                  316,947
                                                                        -------------            -------------

Commitments and contingencies                                                      -                        -

Stockholders' Equity
Common stock, $0.01 par value, 50,000,000 shares authorized,
     15,969,030 and 16,528,051 shares outstanding at
     December 31, 2001 and 2000, respectively                                    160                      165
Additional paid-in capital                                                   405,443                  408,505
Accumulated deficit                                                         (258,532)                 (61,688)
Unearned compensation                                                              -                       (7)
Notes receivable from sale of common stock                                    (1,561)                  (8,582)
Accumulated other comprehensive income:
    Minimum pension liability adjustment                                           -                        -
    Effects of cash flow hedges                                              (11,344)                       -
                                                                        -------------            -------------
               Total stockholders' equity                                    134,166                  338,393
                                                                        -------------            -------------
               Total liabilities and stockholders' equity                  $ 439,632                $ 655,340
                                                                        =============            =============

 The accompanying notes are an intergral part of the consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                      Consolidated Statement of Operations
                      (in thousands except per share data)

                                                                                  Year ended December 31,
                                                                   -------------------------------------------------------
                                                                       2001                 2000                 1999
                                                                   --------------      ---------------       -------------
Net sales                                                              $ 920,504           $1,125,142          $1,074,939
Cost of goods sold                                                       873,473            1,042,937             988,074
                                                                   --------------      ---------------       -------------
     Gross profit                                                         47,031               82,205              86,865
Selling, general and administrative expenses                              54,523               55,800              53,949
Amortization of goodwill                                                   3,988                4,476               4,476
Asset impairment charges                                                 167,267                    -                   -
                                                                   --------------      ---------------       -------------
     Operating income (loss)                                            (178,747)              21,929              28,440
Other income (expense), net                                                  907                1,975               2,861
Interest expense, net                                                    (15,512)             (20,067)            (19,333)
                                                                   --------------      ---------------       -------------
     Income (loss) before income taxes                                  (193,352)               3,837              11,968
Income tax expense                                                           200                  346                 957
                                                                   --------------      ---------------       -------------
     Net income (loss)                                                 $(193,552)             $ 3,491            $ 11,011
                                                                   ==============      ===============       =============

     Basic and diluted net income (loss) per share                      $ (11.78)              $ 0.21              $ 0.68
                                                                   ==============      ===============       =============

Weighted average shares outstanding
     Basic                                                                16,428               16,567              16,224
     Diluted                                                              16,428               16,573              16,281

 The accompanying notes are an intergral part of the consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
              Consolidated Statement of Comprehensive Income (Loss)
                                 (in thousands)

                                                                            Year ended December 31,
                                                             ------------------------------------------------------
                                                                 2001                2000                 1999
                                                             --------------      --------------       -------------
Net income (loss)                                                $(193,552)            $ 3,491            $ 11,011
Other comprehensive income, net of tax:
     Minimum pension liability adjustment                                -                   -               2,131
     Net change related to cash flow hedges:
         Cumulative effect of accounting change                      6,619                   -                   -
         Change in fair value of cash flow hedges                  (31,451)                  -                   -
         Reclassification to net income                             13,488                   -                   -
                                                             --------------      --------------       -------------
             Net change related to cash flow hedges                (11,344)                  -                   -
                                                             --------------      --------------       -------------
Comprehensive income (loss)                                      $(204,896)            $ 3,491            $ 13,142
                                                             ==============      ==============       =============

 The accompanying notes are an intergral part of the consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                 (in thousands except share and per share data)

                                                                                                         Accumulated
                                                                                                            Other
                                                                                                        Comprehensive
                                                                                                            Income:
                                                                                             Notes    ------------------
                                       Common Stock                                       Receivable Minimum  Effects of
                                     -----------------  Additional                        From Sale  Pension    Cash       Total
                                     Number of           Paid-in  Accumulated   Unearned   of Common Liability  Flow   Stockholders'
                                      Shares    Amount   Capital    Deficit   Compensation   Stock   Adjustment Hedges     Equity
                                    ---------- ------- ---------- ----------  ------------ --------- ---------  ------  -----------
Balance December 31, 1998           15,944,000  $ 159  $ 398,794  $(69,621)    $ (672)     $     -    $(2,131)     $ -   $ 326,529
Net income                                   -      -          -    11,011          -            -          -        -      11,011
Cash dividends, $0.20 per share              -      -          -    (3,256)         -            -          -        -      (3,256)
Minimum pension liability adjustment         -      -          -         -          -            -      2,131        -       2,131
Forfeiture of restricted stock         (20,000)     -       (280)        -        280            -          -        -           -
Amortization of unearned compensation        -      -          -         -        217            -          -        -         217
Issuance of stock in connection
  with stock awards                      5,000      -         44         -          -            -          -        -          44
Common stock issued                    677,000      7     10,504         -          -      (10,511)         -        -           -
                                    ---------- ------- ---------- ----------  ----------   --------  --------   ------  ----------
Balance December 31, 1999           16,606,000    166    409,062   (61,866)      (175)     (10,511)         -        -     336,676
Net income                                   -      -          -     3,491          -            -          -        -       3,491
Cash dividends, $0.20 per share              -      -          -    (3,313)         -            -          -        -      (3,313)
Forfeiture of restricted stock         (10,000)     -       (176)        -        176            -          -        -           -
Amortization of unearned compensation        -      -          -         -         (8)           -          -        -          (8)
Issuance of stock in connection
  with stock awards                     12,051      -        121         -          -            -          -        -         121
Repayments of notes receivable and
  retirement of common stock           (80,000)    (1)      (502)        -          -        1,929          -        -       1,426
                                    ---------- ------- ---------- ----------  ----------   --------  --------   ------  ----------
Balance December 31, 2000           16,528,051    165    408,505   (61,688)        (7)      (8,582)         -        -     338,393
Net income (loss)                            -      -          -  (193,552)         -            -          -        -    (193,552)
Cash dividends, $0.20 per share              -      -          -    (3,292)         -            -          -        -      (3,292)
Effects of cash flow hedges                  -      -          -         -          -            -          -  (11,344)    (11,344)
Amortization of unearned compensation        -      -          -         -          7            -          -        -           7
Issuance of stock in connection
  with stock awards                     24,975      -        106         -          -            -          -        -         106
Repayments of notes receivable and
  retirement of common stock          (583,996)    (5)    (3,168)        -          -        7,021          -        -       3,848
                                    ---------- ------- ---------- ----------  ----------   --------  --------   ------  ----------
Balance December 31, 2001           15,969,030  $ 160  $ 405,443 $(258,532)       $ -      $(1,561)   $     - $(11,344)  $ 134,166
                                    ========== ======= ========== ==========  ==========   ========  ========   ======  ==========

 The accompanying notes are an intergral part of the consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                      Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                               Year ended December 31,
                                                                                  --------------------------------------------------
                                                                                     2001                 2000               1999
                                                                                  ------------        -------------       ----------
Cash flows from operating activities:
   Net income (loss)                                                                $(193,552)             $ 3,491          $11,011
   Adjustments to reconcile net income (loss) to net cash
    provided by operations:
        Depreciation and amortization                                                  35,329               39,351           36,513
        Asset impairment charges                                                      167,267                    -                -
        Loss on disposal of property, plant and equipment                                 364                1,280              389
        Issuance of common stock in connection with stock awards                          106                  121               44
        Changes in assets and liabilities:
             Decrease in accounts receivable, net                                          30                    7              110
             Decrease (increase) in inventories                                        18,647               69,728          (32,445)
             (Increase) in net residual interest in securitized receivables            (9,943)             (32,387)         (23,957)
             Decrease (increase) in prepayments and other current assets                8,133                2,478           (4,497)
             (Increase) decrease in other noncurrent assets                              (322)                 426            2,878
             (Decrease) increase in accounts payable                                   (2,829)             (44,415)          43,693
             (Decrease) increase in accrued liabilities                               (13,524)               1,896            8,027
             (Decrease) in other liabilities                                           (6,472)              (8,992)          (3,001)
                                                                                  ------------        -------------       ----------
                 Net cash provided by operating activities                              3,234               32,984           38,765
                                                                                  ------------        -------------       ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                          (9,002)             (18,445)         (36,715)
   Proceeds from sale of property, plant and equipment                                     91                   50               12
                                                                                  ------------        -------------       ----------
        Net cash (used in) investing activities                                        (8,911)             (18,395)         (36,703)
                                                                                  ------------        -------------       ----------
Cash flows from financing activities:
   (Decrease) increase in outstanding checks in excess of deposits                          -               (1,188)           1,188
   Proceeds from long-term debt                                                        57,110               57,100           46,770
   Repayments of long-term debt                                                       (57,110)             (57,100)         (46,770)
   Repayments of notes receivable from sale of common stock                             3,848                1,426                -
   Cash dividends paid                                                                 (3,292)              (3,313)          (3,256)
                                                                                  ------------        -------------       ----------
        Net cash provided by (used in) financing activities                               556               (3,075)          (2,068)
                                                                                  ------------        -------------       ----------
Net (decrease) increase in cash and cash equivalents                                   (5,121)              11,514               (6)
Cash and cash equivalents at beginning of period                                       11,514                    -                6
                                                                                  ------------        -------------       ----------
Cash and cash equivalents at end of period                                            $ 6,393             $ 11,514          $     -
                                                                                  ============        =============       ==========
Supplemental disclosures:
    Interest paid                                                                    $ 15,609             $ 21,098         $ 19,672
    Income taxes paid                                                                      36                  198            2,412
Non-cash activities:
    Issuance of common stock for notes receivable                                    $      -             $      -         $ 10,511
    Repayment of notes receivable from sale of common stock with
      common stock and subsequent retirement of common stock                            3,173                  503                -

 The accompanying notes are an intergral part of the consolidated financial statements.

                         COMMONWEALTH INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies Commonwealth Industries, Inc. (the "Company") operates principally in the United States in two business segments. The aluminum segment manufactures common alloy aluminum sheet for distributors and the transportation, construction, and consumer durables end-use markets. The electrical products segment manufactures flexible electrical wiring products for the commercial construction and do-it-yourself markets.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the valuation of property, plant and equipment and goodwill, assumptions for computing pension and postretirement benefits obligations, allowance for uncollectible accounts receivable and environmental liabilities.

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits with banks and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Concentrations of Credit Risk
Futures contracts, options, cash investments and accounts receivable potentially subject the Company to concentrations of credit risk. The Company places its cash investments with high credit quality institutions. At times, such cash investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Credit risk with respect to accounts receivable exists related to concentrations of sales to aluminum distributors, who in turn resell the Company's aluminum products to end-use markets, including the consumer durables, building and construction and transportation markets. Concentrations of credit risk with respect to accounts receivable from the sale of electrical products are limited due to the large customer base, and their dispersion across many different geographical areas. During 2001 and 2000, sales to one major customer amounted to approximately 12.2% and 14.0%, respectively, of the Company's net sales. No other single customer accounted for more than 10% of the Company's net sales in 2001, 2000 or 1999. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables.

Inventories
Inventories are stated at the lower of cost or market. The methods of accounting for inventories are described in Note 4.

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

Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over forty years. Accumulated amortization was $23.1 million and $19.1 million at December 31, 2001 and 2000, respectively. Beginning January 1, 2002 goodwill will no longer be amortized, but instead will be evaluated annually for impairment. See "Recently Issued Accounting Standards" section of this footnote for additional information.

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets. In the event that facts and circumstances indicate that the carrying amount of an asset or group of assets may be impaired, an evaluation of recoverability would be performed in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In performing the evaluation, the estimated future undiscounted cash flows associated with the asset are compared to the assets' carrying amount to determine if a write-down to fair value or discounted cash flow value is required. The Company recorded an impairment charge in the fourth quarter of 2001. See footnote 2 for additional information.

Financial Instruments
The Company enters into futures contracts, forward contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company also occasionally uses interest rate swap agreements to manage interest rate risk. Gains and losses on these financial instruments which effectively hedge exposures are deferred, net of taxes, in other comprehensive income and included in income when the underlying transactions occur. The ineffective portion of the gains and losses are recorded currently in the consolidated statement of income. Gains and losses on certain other financial instruments entered into to mitigate risk which do not qualify for hedge accounting are recognized currently in the consolidated statement of income. See footnote 6 for additional information.

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

Revenue Recognition
The Company recognizes revenue upon passage of title to the customer.

The Company classifies shipping costs incurred as a component of cost of goods sold in accordance with the requirements of Emerging Issues Task Force Issue No. 00-10.

Computation of Net Income Per Common Share
Basic net income per common share has been computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted net income per share has been computed by dividing net income by the weighted average number of common and common equivalent shares (stock options) outstanding during the period.

Stock-Based Compensation
Compensation cost is measured under the intrinsic value based method. Pro forma disclosures of net income and net income per share are presented, as if the fair value based method had been applied.

Self Insurance
The Company is substantially self-insured for losses related to workers' compensation and health claims. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred based on Company experience and certain actuarial assumptions.

Environmental Compliance and Remediation
Environmental expenditures relating to current operations are expensed or capitalized as appropriate. Expenditures relating to existing conditions caused by past operations, which do not contribute to current or future revenues, are expensed. Liabilities for remediation costs and post-remediation monitoring are recorded when they are probable and reasonably estimable. The liability may include costs such as environmental site evaluations, consultant fees, feasibility studies, outside contractor and monitoring expenses. The assessment of this liability is calculated based on existing technology, does not reflect any offset for possible recoveries from insurance companies and is not discounted.

Recently Issued Accounting Standards
In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and amends Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), to exclude from its scope goodwill and intangible assets that are not amortized. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach. SFAS No. 142 is effective January 1, 2002 and the Company is required to complete step one of a transitional impairment test by June 30, 2002 and to complete step two of the transitional impairment test, if step one indicates that the reporting unit's carrying value exceeds its fair value, by December 31, 2002. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle in the quarter ended March 31, 2002. Any subsequent impairment losses would be reflected in operating income in the consolidated statement of operations. Management is currently evaluating the impact of SFAS No. 142 and, based on the preliminary results of step one of the transitional impairment test for the Company's electrical products segment, the Company will be required to perform step two of the transitional impairment test for this segment and a goodwill write-down may be required that could have a material impact on the Company's results of operations or financial position. Management currently anticipates concluding step two of the transitional impairment test and recording any indicated goodwill write-down during the second quarter of 2002. As required by SFAS No.142 and previously described, the Company would record the write-down as a cumulative effect of a change in accounting principle as of January 1, 2002 and would restate the Company's first quarter 2002 financial results.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "segment of a business" (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company currently expects to adopt SFAS No. 144 in the Company's first quarter 2002, as required. Management is currently evaluating the impact of SFAS No. 144, but this Statement is not expected to have a material impact on the Company's results of operations or financial position.

2.  Asset Impairment Charges
During the fourth quarter of 2001, the Company recorded a non-cash asset impairment charge of $167.3 million or $10.18 per share (before and after tax) related to the impairment of certain property, plant and equipment and goodwill in its aluminum business segment. The asset impairment charges resulted from the application of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (`'SFAS No.121") which requires that long-lived assets, certain intangibles and goodwill held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company undertook the impairment review upon concluding, in the weeks following the tragic events of September 11, that the economic recovery forecast by the Company to restore its aluminum rolling mill operations to profitability in the second half of 2001 would not occur, and that a continuation of poor market conditions would impact the carrying amount of the assets. The estimated fair value of the assets was based on anticipated cash flows of the operations in the aluminum business unit discounted at a rate commensurate with the risk involved. The $167.3 million impairment charge was composed of $85.4 million of property, plant and equipment write-downs and $81.9 million of goodwill write-downs. As a result of the SFAS No. 121 impairment charges, depreciation expense related to these property, plant and equipment assets will decrease in future periods. Goodwill will no longer be amortized beginning January 2002 as required by the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

3.  Accounts Receivable Securitization
On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During September 2000, the Company and the financial institution extended the accounts receivable securitization facility for an additional three-year period ending in September 2003. In addition during September 2001, the Company and the financial institution agreed to reduce the size of the facility to $95.0 million. At December 31, 2001 and 2000, the Company had outstanding under the agreement $20.0 million (the minimum that is required under the agreement) and $69.0 million, respectively, and had $82.3 million and $72.4 million, respectively, of net residual interest in the securitized receivables. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In 2001, the Company received gross proceeds of $38.0 million from the sale of receivables and made gross payments of $87.0 million under the agreement.

The Company maintains an allowance for uncollectible accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold by CFC. The allowance was $1.2 million and $2.9 million at December 31, 2001 and 2000, respectively, and is netted against the net residual interest in the securitized receivables in the Company's consolidated financial statements.

Under the terms of the agreement, the Company is required to maintain tangible net worth of $5 million, and to not exceed certain percentages of credit sales for uncollectible accounts, delinquent accounts and sales returns and allowances. Should the Company exceed such limitations, the financial institution has the right to terminate the agreement.

4.  Inventories
Inventories at December 31 consist of the following (in thousands):

                                                  2001             2000
                                                  ----             ----
Raw materials                                   $21,203         $50,154
Work in process                                  45,830          49,473
Finished goods                                   35,978          33,899
Expendable parts and supplies                    14,223          15,850
                                               --------        --------
                                                117,234         149,376
LIFO reserve                                      1,804         (11,691)
                                               --------        --------
                                               $119,038        $137,685
                                               ========        ========

Inventories of approximately $102.2 million and $128.2 million, included in the above totals (before the LIFO reserve) at December 31, 2001 and 2000, respectively, are accounted for under the LIFO method of accounting.

During 2001 and 2000, LIFO inventory quantities were reduced, resulting in a partial liquidation of the LIFO bases, the effect of which increased the net loss in 2001 by approximately $0.03 million, which had no effect on the per share amount and increased net income in 2000 by approximately $4.5 million, or $0.27 per share.

5.  Property, Plant and Equipment
Property, plant and equipment and the related accumulated depreciation at December 31 consist of the following (in thousands):

                                                    2001            2000
                                                    ----            ----
Land and improvements                            $17,134         $21,804
Buildings and improvements                        54,825          77,091
Machinery and equipment                          309,019         463,291
Construction in progress                           7,224          18,110
                                                --------        --------
                                                 388,202         580,296
Less accumulated depreciation                    236,065         321,333
                                                --------        --------
Net property, plant and equipment               $152,137        $258,963
                                                ========        ========

Depreciation expense was $30.1 million, $33.7 million and $30.6 million for the years ended 2001, 2000 and 1999, respectively. The net book value of property, plant and equipment was reduced by $85.4 million in 2001 as a result of the asset impairment charges described in note 2.

6.  Financial Instruments and Hedging Activities
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", including Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in net income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS No. 133, gains and losses that represent the effective portion of cash flow hedge transactions are recorded in other comprehensive income. Gains and losses on these instruments that are deferred in other comprehensive income are reclassified into net income as cost of goods sold in the periods when the hedged transactions occur.

The Company enters into futures contracts, forward contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company has designated the futures contracts and forward contracts as cash flow hedges of anticipated aluminum raw material and natural gas requirements, respectively. The Company is exposed to losses in the event of non-performance by the counterparties to these agreements; however, the Company does not anticipate non-performance by the counterparties. Assessments of credit risks with trading partners (brokers) are completed through a review of the broker's ratings with credit rating agencies. However, the Company does not require collateral to support broker transactions. All brokers trading on the London Metal Exchange with U.S. clients are regulated by the Commodities Trading and Futures Commission, which requires the brokers to be fully insured against unrealized losses owed to clients. Brokers of natural gas forward contracts are not regulated. At December 31, 2001, credit lines totaling $38 million were available at various brokerages used by the Company.

The Company recorded a cumulative-effect-type net gain transition adjustment of $6.6 million in accumulated other comprehensive income to recognize at fair value all derivatives that were designated as cash-flow hedging instruments upon adoption of SFAS No. 133 on January 1, 2001. All of this amount was reclassified from accumulated other comprehensive income into cost of goods sold during 2001. As of December 31, 2001, approximately $10.0 million of the $11.3 million of deferred net losses are expected to be reclassified from other comprehensive income into net income as cost of goods sold over the next twelve months. As of December 31, 2001, the Company held open aluminum and natural gas futures contracts, forward contracts and options having maturity dates extending through December 2003. A net loss of $0.1 million was recognized in cost of goods sold during the year ended December 31, 2001 representing the amount of the hedges' ineffectiveness.

In order to hedge a portion of its interest rate risk, the Company was a party to an interest rate swap agreement with a notional amount of $5 million under which the Company paid a fixed rate of interest and received a LIBOR-based floating rate. The interest rate swap agreement expired during September 2001 and currently the Company has no interest rate swap agreements in effect. The Company's interest rate swap agreement which expired during September 2001 did not qualify for hedge accounting under SFAS 133 and as such the change in the fair value of the interest rate swap agreement had been recognized currently as interest expense, net in the Company's consolidated income statement. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the year ended December 31, 2001.

Prior to the adoption of SFAS No.133, gains, losses and premiums on futures contracts, forward contracts and options which effectively hedged exposures were included in income as a component of the underlying transaction. At December 31, 2000, the Company had open aluminum and natural gas futures contracts, forward contracts and options with a fair value of $105.5 million. The Company had net unrealized gains of $7.0 million as of December 31, 2000 on these open futures contracts, forward contracts and options. Net unrealized gains and losses on open futures contracts, forward contracts and options were recorded in the consolidated balance sheet as accrued liabilities and prepayments and other current assets, respectively. Futures contracts, forward contracts and options were valued at the settlement price on the last business day of the year.

At December 31, 2001, the Company held aluminum purchase and sales commitments through 2003 totaling $18 million and $160 million, respectively. At December 31, 2000, the Company held aluminum purchase and sales commitments through 2001 totaling $44 million and $168 million, respectively.

7.  Long-term Debt and Revolving Credit Facility
Long-term debt of the Company at December 31 consisted of the following (in thousands):

                                                2001             2000
                                                ----             ----
Senior subordinated notes                   $125,000         $125,000
Revolving credit facility                          -                -
                                            --------         --------
                                             125,000          125,000
Less current maturities                            -                -
                                            --------         --------
                                            $125,000         $125,000
                                            ========         ========

The Company's $125 million of 10.75% senior subordinated notes are due in 2006. Interest is payable semi-annually on April 1 and October 1 of each year.

The Company has a credit agreement with a syndicate of banks which was led by Bank One Corporation. During March 2002, the credit agreement was amended ("amended credit agreement") and PNC Bank replaced Bank One Corporation as the administrative agent and several of the banks in the syndicate were replaced with other banks. Prior to March 2002, the credit agreement included a $100 million revolving credit facility under which the Company during 2001 had agreed to limit borrowings to $65 million. The borrowing limitation has been further reduced to $20 million under the amended credit agreement. The credit agreement is collateralized by a pledge of all of the outstanding stock of the Company's subsidiaries and substantially all of the Company's assets. Up to $30 million (reduced to $7.5 million under the amended credit agreement) of the revolving credit facility is available for standby and commercial letters of credit. The amended credit agreement extended the revolving credit facility commitment from September 2, 2002 to March 31, 2005.

Borrowings under the credit agreement bear interest at a variable base rate per annum plus up to an additional 1.75% (changed to 2.00% in the amended credit agreement) depending on the results of a quarterly financial test as defined in the agreement. In addition, the Company must pay to the lenders under the credit agreement, a quarterly facility fee ranging from 0.425% to 0.500% (changed to 0.750% in the amended credit agreement). The Company must pay a fee ranging from 1.325% to 1.750% (changed to 1.500% to 2.000% in the amended credit agreement) per annum on the carrying amount of each outstanding letter of credit. At December 31, 2001 and 2000, standby letters of credit totaling $0.7 million and $0.8 million, respectively, were outstanding under the revolving credit facility.

The credit agreement includes covenants which, among others, relate to leverage, interest coverage, fixed charges, capital expenditures and the payment of dividends.

The Company from time to time uses interest rate swap agreements to effectively convert a portion of its variable interest rates relating to the Company's revolving credit facility and accounts receivable securitization facility to fixed interest rates. At December 31, 2000, the Company had an interest rate swap agreement in place covering approximately $5 million of the Company's exposure to variable interest rates. The fair value of this interest rate swap agreement at December 31, 2000 was a liability of $0.1 million. The fixed interest rate was 6.87%. The interest rate swap agreement expired in September 2001 and as of December 31, 2001 the Company had no interest rate swap agreements in effect.

Based on estimated market values at December 31, 2001 and 2000, the fair value of the senior subordinated notes was approximately $123 million and $109 million, respectively.

Future aggregate maturities of long-term debt at December 31, 2001 are as follows (in thousands):

2002                                                          $      -
2003                                                                 -
2004                                                                 -
2005                                                                 -
2006                                                           125,000
                                                              --------
     Total                                                    $125,000
                                                              ========
8.  Stockholders' Equity
In July 1999, the Company adopted an Executive Stock Purchase Incentive Program (the "Program") which had been authorized by the Company's stockholders at the Company's annual meeting of stockholders held in April 1999. Under the Program, the Company extended credit to certain key executives to purchase the Company's common stock at fair market value. The loans are collateralized by the shares acquired and are repayable with full-recourse to the executives. The Program provided for the key executives to earn repayment of the notes including interest, based on achieving annual and cumulative performance objectives as set forth by the Management Development and Compensation Committee (the "Committee") of the Board of Directors. During December 2001, the Committee terminated the Program and the Board of Directors, at the recommendation of the Committee, authorized all loans to be repaid with a combination of proceeds from forfeiture by the executives of the collateralized shares and proceeds from application of Program termination payments made by the Company to the executives to cover the deficiency between the loans and the value of the collateralized shares on the date of termination of the Program. In addition, the Program termination payments covered income tax obligations incurred by the executives as a result of the Program termination. For certain of the executives, the Program termination payments used to repay the loans were divided between payments made in December 2001 and payments to be made in April 2002. A total of 677,000 shares were issued during August 1999 of which no shares are outstanding as of December 31, 2001. The outstanding principal balance of the notes at December 31, 2001 was $1.6 million and is classified as a reduction of stockholders' equity. The expense relating to the Program was $7.2 million, $4.7 million and $2.7 million for the years ended 2001, 2000 and 1999, respectively.

9.  Pension Plans
The Company has two defined benefit pension plans covering certain salaried and non-salaried employees. The plan benefits are based primarily on years of service and employees' compensation during employment for all employees not covered under a collective bargaining agreement and; on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement. The plans' assets consist primarily of equity securities, guaranteed investment contracts and fixed income pooled accounts.

The financial status of the plans at December 31 is as follows (in thousands):

                                                    2001          2000
                                                    ----          ----
Change in benefit obligation:
Benefit obligation at beginning of year          $84,173        $82,990
    Service cost                                   2,548          2,567
    Interest cost                                  6,451          6,307
    Actuarial (gain) loss                          5,565          1,292
    Reduction due to curtailment                       -           (695)
    Benefits paid                                (10,313)        (8,288)
                                                  ------         ------
Benefit obligation at end of year                 88,424         84,173
                                                  ------         ------

Change in plan assets:
Fair value of plan assets at beginning of year    86,039         81,792
    Actual return on plan assets                     657          8,589
    Employer contribution                          5,917          3,946
    Benefits paid                                (10,313)        (8,288)
                                                  ------         ------
Fair value of plan assets at end of year          82,300         86,039
                                                  ------         ------

Funded status                                     (6,124)         1,866
Unrecognized net actuarial (gain) loss             4,821         (7,434)
Unrecognized prior service cost                   (3,307)        (3,325)
Unrecognized net transition obligation (asset)        34           (192)
                                                  ------          ------
Net amount recognized as (accrued) pension
cost in the consolidated balance sheet           $(4,576)       $(9,085)
                                                  ======          ======

The weighted average assumptions and components of net pension expense for the years ended December 31 are as follows (in thousands):

                                                2001         2000         1999
                                                ----         ----         ----
Weighted average assumptions:
    Discount rate                               7.50%        7.75%        7.75%
    Expected return on plan assets              8.75         8.75         8.00
    Rate of compensation increase               4.50         4.50         4.50

Components of net pension expense:
    Service cost                              $2,548       $2,567       $2,716
    Interest cost                              6,451        6,307        5,964
    Expected return on plan assets            (7,346)      (7,043)      (5,637)
    Net amortization and deferral               (245)        (254)        (207)
    Curtailment gain                               -       (1,111)           -
                                               -----        -----        -----
          Net pension expense                 $1,408         $466       $2,836
                                               =====        =====        =====

The Company recorded a $1.1 million curtailment gain in one of the plans in 2000 as a result of employee workforce reductions.

The Company's policy for these plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act of 1974.

The Company also contributes to a union sponsored defined benefit multi-employer pension plan for certain of its non-salaried employees. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980, imposes certain liabilities upon employers who are contributors to multi-employer plans in the event of the employers' withdrawal from such a plan or upon a termination of such a plan. Management does not intend to take any action that would subject the Company to any such liabilities. The Company's contributions to the multi-employer pension plan were approximately $0.2 million for 2001, 2000 and 1999, respectively.

In addition to the defined benefit pension plans described above, the Company also sponsors defined contribution plans covering certain employees. In one of the plans, the Company matches 25% to 50% of a participant's voluntary contributions (depending on the respective plant's annual earnings performance) up to a maximum of 6% of a participant's compensation. In the other plan, the Company matches 100% of the first 3% of a participant's voluntary contributions to the plan. The Company's contributions to the plans were approximately $1.1 million for 2001 and $1.5 million for 2000 and 1999.

10.  Postretirement Benefits Other Than Pensions
The Company provides postretirement health care and life insurance benefits to certain employees hired on or before September 1, 1998. The Company accrues the cost of postretirement benefits within the employees' active service periods. During 1999 changes were made to the plan for salaried employees to eliminate coverage for employees eligible for Medicare and to require employee contributions based on length of service. The plan changes reduced the accumulated postretirement benefit obligation by $6.5 million in 1999 and is being amortized over the average remaining service lives of the Company's active employees, which has the effect of reducing net periodic postretirement benefits cost.
The financial status of the plan at December 31 is as follows (in thousands):

                                                       2001          2000
                                                       ----          ----
Change in benefit obligation:
Benefit obligation at beginning of year             $52,100        $51,424
    Service cost                                        682            763
    Interest cost                                     3,852          3,897
    Amendments                                            -              -
    Actuarial (gain) loss                               (87)          (830)
    Reduction due to curtailment                          -         (1,020)
    Benefits paid                                    (3,478)        (2,134)
                                                     ------         ------
Benefit obligation at end of year                    53,069         52,100
                                                     ------         ------
Change in plan assets:
Fair value of plan assets at beginning of year            -              -
    Actual return on plan assets                          -              -
    Employer contribution                             3,478          2,134
    Benefits paid                                    (3,478)        (2,134)
                                                     ------         ------
Fair value of plan assets at end of year                  -              -
                                                     ------         ------

Funded status                                       (53,069)       (52,100)
Unrecognized net actuarial gain                     (12,448)       (12,937)
Unrecognized prior service cost                     (13,905)       (16,878)
                                                     ------         ------
    Prepaid (accrued) postretirement benefit cost  $(79,422)      $(81,915)
                                                     ======         ======

The weighted average assumptions and components of net postretirement benefit expense for the years ended December 31 are as follows (in thousands):

                                                 2001         2000         1999
                                                 ----         ----         ----
Weighted average assumptions:
    Discount rate                                7.50%        7.75%        7.75%

Components of net postretirement benefit expense:
    Service cost                               $  682     $    763       $  867
    Interest cost                               3,852        3,897        3,657
    Amortization of prior service cost         (2,973)      (3,131)      (3,209)
    Recognized net actuarial gain                (576)        (388)        (193)
    Curtailment gain                                -       (2,558)           -
                                               ------      -------       ------
Net postretirement benefit expense (income)    $  985     $(1,417)       $1,122
                                               ======      =======       ======

The Company recorded a $2.6 million curtailment gain in 2000 as a result of employee workforce reductions.

For measurement purposes, the employer cap on the amount paid for retiree medical benefits is assumed to increase with general inflation at 3% per year. If the general inflation rate assumption is increased by 1%, the postretirement benefit obligation as of December 31, 2001 and the combined service and interest cost components of postretirement benefit expense for the year then ended would be increased by approximately $5.1 million and $0.4 million, respectively, and if the general inflation rate assumption is decreased by 1%, the postretirement benefit obligation as of December 31, 2001 and the combined service and interest cost components of postretirement benefit expense for the year then ended would be decreased by approximately $4.4 million and $0.4 million, respectively.

11.  Income Taxes
The components of income tax expense (benefit) for the years ended December 31 are as follows (in thousands):

                                              2001        2000        1999
                                              ----        ----        ----
Current:
                         Federal              $  -      $ (234)      $ 419
                         State and Local       200         580         538
                                              ----        ----        ----
                                               200         346         957
Deferred:
                         Federal                 -           -           -
                         State and Local         -           -           -
                                              ----        ----        ----
                                              $200        $346        $957
                                              ====        ====        ====

Deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                            2001                           2000
                                                            ----                           ----
                                                   Assets       Liabilities       Assets       Liabilities
                                                   ------       -----------      ---------   -------------
Inventory                                          $  574          $    -         $  854          $    -
Property, plant and equipment                           -          12,474              -          50,242
Accrued and other liabilities                      10,816               -         10,093               -
Accrued pension costs                               3,351               -          4,302               -
Accrued postretirement costs                       31,768               -         32,765               -
Net operating loss carryforwards                   34,249               -         24,553               -
AMT credit carryforwards                            6,617               -          6,849               -
Research and development credit carryforwards       1,435               -          1,629               -
Other                                                 425               -            497               -                    --
                                                   ------          ------         ------          ------
           Totals                                 $89,235         $12,474       $ 81,542         $50,242
                                                   ------          ------         ------          ------
Net deferred tax asset                             76,761               -         31,300               -
Valuation allowance                               (76,761)              -        (31,300)              -
                                                   ------          ------         ------          ------
           Net deferred taxes                     $     -          $    -         $    -          $    -
                                                   ======          ======         ======          ======

The Company has determined that at December 31, 2001 and 2000, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes".

At December 31, 2001, the Company had net operating loss ("NOL") carryforwards for federal tax purposes of approximately $86 million, which expire in various amounts from 2002 through 2021 and approximately $6.6 million in alternative minimum tax ("AMT") credit carryforwards which do not expire. As a result of the Company's initial public offering during 1995, the Company experienced an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. Consequently, the Company is subject to an annual limitation on the amount of NOL carryforwards that can be used to offset taxable income. The annual limitation is $9.6 million plus certain gains included in taxable income which are attributable to the Company prior to the ownership change. Approximately $52 million of the $86 million of NOL carryforwards mentioned previously are subject to this annual limitation with the remaining amounts having no such annual limitation.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income (loss) is as follows:

                                                               2001        2000       1999
                                                               ----        ----       ----
Federal statutory income tax rate                             (35.0)%      35.0%      35.0%
Increase (decrease) in tax rate resulting from:
     NOL and AMT credit carryforwards                           4.2       (53.0)     (43.9)
     Nondeductible goodwill and other permanent
     differences                                                0.5        43.0       14.0
     Adjustment of prior year accrual                             -       (10.8)      (3.1)
     State income taxes, net of federal income tax benefit      0.1         8.3        2.1
     Alternative minimum tax                                      -           -        5.9
     Foreign sales corporation benefits                           -        (8.2)      (3.4)
     Research and development credit carryforwards                -        (5.3)         -
     Activity relating to income taxes attributed to
     previously accrued securities valuation reserves             -           -        1.4
     Asset impairment charges                                  30.3           -          -
                                                               -----        ----      ----
          Effective income tax rate                             0.1%        9.0%       8.0%
                                                               =====        ====      ====

12.  Contingencies
The Company's operations are subject to increasingly stringent environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and wastes and employee health and safety. These laws can impose joint and several liability for releases or threatened releases of hazardous substances upon statutorily defined parties, including the Company, regardless of fault or the lawfulness of the original activity or disposal. The Company believes it is currently in material compliance with applicable environmental laws and regulations.

Federal and state regulations continue to impose strict emission requirements on the aluminum industry. While the Company believes that current pollution control measures at the emission sources at its facilities meet current requirements, additional measures at some of the Company's facilities may be required to meet future requirements.

The Company has been named as a potentially responsible party at seven federal superfund sites and has completed closure activities at two of the sites for past waste disposal activity associated with closed recycling facilities. At the five other federal superfund sites, the Company is a minor contributor and has satisfied its obligations at four of the sites and expects to resolve its liability at the remaining site for a nominal amount. The Company is also under orders by agencies in two states for environmental remediation at three sites, one of which is currently operating and two of which have been closed. Previously, a trust fund existed to fund the activity at one of the sites that was undergoing closure and was established through contributions from two other parties in exchange for indemnification from further liability. The Company was reimbursed from the trust fund for approved closure and postclosure expenditures incurred at the site. All remaining funds in the trust fund were paid out during 2001 and the trust was closed. Based upon currently available information, the Company estimates the range of possible remaining expenditures with respect to the above matters is between $7 million and $14 million.

The Company acquired its Lewisport, Kentucky ("Lewisport") rolling mill and an aluminum smelter at Goldendale, Washington ("Goldendale"), from Lockheed Martin in 1985. In connection with the transaction, Lockheed Martin indemnified the Company against expenses relating to environmental matters arising during the period of Lockheed Martin's ownership of those facilities.

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

The Company's aggregate loss contingency accrual for environmental matters was $8.8 million and $9.4 million at December 31, 2001 and 2000, respectively. Of the total reserve, $2.5 million and $3.6 million is included in "accrued liabilities" in the Company's consolidated balance sheets at December 31, 2001 and 2000, respectively, and $6.3 million and $5.8 million is included in "other long-term liabilities" at December 31, 2001 and 2000, respectively.

While the Company believes the overall accrual is adequate to cover all environmental loss contingencies the Company has determined to be probable and reasonably estimable, it is not possible to predict the amount or timing of cost for future environmental matters which may subsequently be determined. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on the Company's consolidated results of operations or cash flows for the applicable period, the Company believes that such outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

The Company has incurred and will continue to incur capital and operating expenditures for matters relating to environmental control and monitoring. Capital expenditures of the Company for environmental control and monitoring for 2001 and 2000 were $0.2 million and $0.9 million, respectively. All other environmental expenditures of the Company, including remediation expenditures, for 2001, 2000 and 1999 were $1.9 million, $2.1 million and $2.3 million, respectively.

The Company is also a party to various non-environmental legal proceedings and administrative actions, all arising from the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding, the Company believes any liability that may finally be determined with respect to such legal proceedings should not have a material effect on the Company's consolidated financial position, results of operations or cash flows, although resolution in any year or quarter could be material to the consolidated results of operations for that period.

13.  Stock Incentives
The Company has stock incentive plans covering certain officers, key employees and directors. The plans provide for the grant of options to purchase common stock, the award of shares of restricted common stock and in the case of non-employee directors, the award of shares of common stock. The total number of shares available under the plans is 1,950,000.

The following summarizes activity under the plans for the years 1999, 2000 and 2001:

                                                         Options                            Restricted Stock
                                        --------------------------------------------------  ----------------
                                                          Range of        Weighted Average
                                          Shares       Exercise Prices     Exercise Price         Shares
                                         ---------    ------------------  -----------------    ------------
Outstanding December 31, 1998              568,000      $8.25 to $20.00        $15.17            167,500
   Granted                                 343,000                $8.81         $8.81                  -
   Exercised                                     -                    -             -                  -
   Forfeited                              (127,000)     $8.81 to $16.75        $12.46            (20,000)
                                         ---------                                                ------
Outstanding December 31, 1999              784,000      $8.25 to $20.00        $12.83            147,500
   Granted                                 315,000      $7.44 to $12.84        $12.76                  -
   Exercised                                     -                    -             -                  -
   Forfeited                              (166,500)     $8.25 to $16.75        $12.97            (10,000)
   Stock no longer restricted                    -                    -             -           (125,000)
                                         ---------                                                ------
Outstanding December 31, 2000              932,500      $7.44 to $20.00        $12.78             12,500
   Granted                                 329,000                $4.22         $4.22                  -
   Exercised                                     -                    -             -                  -
   Forfeited                              (192,000)     $4.22 to $16.75        $11.91                  -
   Stock no longer restricted                    -                    -             -            (12,500)
                                         ---------                                                ------
Outstanding December 31, 2001            1,069,500      $4.22 to $20.00        $10.30                  -
                                         =========                                                ======
   (Weighted average contractual
     life of 7.2 years)

Exercisable Options:
   December 31, 1999                       172,000     $14.00 to $16.88        $15.72
   December 31, 2000                       273,500      $8.81 to $20.00        $15.32
   December 31, 2001                       348,500      $7.44 to $20.00        $14.81



The following table summarizes information about stock options outstanding at December 31, 2001:

                                             Options                                   Options
                                           Outstanding                               Exercisable
                       ---------------------------------------------------  ------------------------------
                                             Weighted
                                             Average          Weighted                          Weighted
      Range of              Number         Contractual        Average           Number          Average
  Exercise Prices        Outstanding           Life        Exercise Price    Exercisable     Exercise Price
-------------------     --------------     -----------    ----------------   ------------   ---------------
   $4.22 to $14.00           800,000       7.9 years             $8.54          79,000            $12.40
  $14.01 to $20.00           269,500       5.2 years            $15.52         269,500            $15.52
                           ---------                                           -------
   $4.22 to $20.00         1,069,500       7.2 years            $10.30         348,500            $14.81
                           =========                                           =======

The options are issued at the fair value of the underlying stock on the date of grant and become exercisable three years from the grant date for employees and one year from the grant date for non-employee directors. The options expire ten years after the date of grant. The restricted stock, principally issued in connection with the Company's initial public offering in 1995, vested five years from the date of award. The Company has no restricted stock outstanding at December 31, 2001. The weighted-average fair value of options granted in 2001, 2000 and 1999 was $1.48, $5.76 and $3.61 per share, respectively. Fair value estimates were determined using the Black-Scholes option pricing model with the following weighted average asumptions for 2001, 2000 and 1999:

                                            2001          2000          1999
                                            ----          ----          ----
Risk-free interest rate                     5.13%         6.56%         4.70%
Dividend yield                              4.74%         1.58%         2.27%
Volatility factor                             52%           49%           50%
Expected term of options (in years)            5             5             5

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for options and stock issued under the plans. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased for 2001 and the Company's net income and basic and diluted net income per share would have been reduced for 2000 and 1999 to the pro forma amounts which follow:

                                           2001           2000           1999
                                           ----           ----           ----
Net income (loss)
    As reported                        $(193,552)         $3,491        $11,011
    Pro forma                          $(193,658)         $2,993        $10,515
Basic and diluted net income
(loss) per share
    As reported                          $(11.78)          $0.21          $0.68
    Pro forma                            $(11.79)          $0.18          $0.65

14.  Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                                            2001         2000        1999
                                                                            ----         ----        ----
Income (numerator) amounts used for basic and
diluted per share computations:
     Net income (loss)                                                    $(193,552)     $3,491     $11,011
                                                                          =========      ======     =======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                     16,428      16,567      16,224
                                                                             ======      ======      ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                     16,428      16,567      16,224
     Plus: dilutive effect of stock options                                       -           6          57
                                                                             ------      ------      ------
           Adjusted weighted average shares                                  16,428      16,573      16,281
                                                                             ======      ======      ======

Basic and diluted net income (loss) per share                               $(11.78)      $0.21       $0.68
                                                                            =======       =====       =====

Options to purchase 770,500, 932,500 and 488,000 common shares for the years ended December 31, 2001, 2000 and 1999, respectively, were excluded from the calculations above because the exercise prices on the options were greater than the average market price for the periods.

15.  Lease Commitments
Certain property, plant and equipment are leased under noncancelable leases which provide for minimum rental payments as follows (in thousands):

                        Rental payments      Less sublease           Net rental
                               required      rental income    payments required
                               --------      -------------    -----------------
2002                             $3,818               $103               $3,715
2003                              3,379                 29                3,350
2004                              2,344                  -                2,344
2005                              1,234                  -                1,234
2006                                895                  -                  895
2007-2015                         3,960                  -                3,960

Rental expense under cancelable and noncancelable leases for 2001, 2000 and 1999 was $4.1 million, $3.8 million and $4.0 million, respectively. The amount of rental expense for 2001 and 2000 is net of sublease rental income of $0.17 million and $0.03 million, respectively. There was no sublease rental income in 1999.

16.  Selected Quarterly Financial Data (unaudited)
All amounts are in thousands except net income (loss) per share.

                                                                                 Quarter
                                                             ---------------------------------------------
                                                               1st          2nd         3rd          4th
                                                             -------     --------   ---------    ---------
2001
----
Net sales                                                    $230,191    $235,505    $249,914     $204,894
Gross profit                                                   10,864      11,308      14,548       10,311
Net income (loss)                                              (6,055)     (4,900)     (1,553)    (181,044)
Basic and diluted net income (loss) per share                   (0.37)      (0.30)      (0.09)      (11.08)

2000
----
Net sales                                                    $320,965    $304,021    $275,565     $224,591
Gross profit                                                   22,540      25,702      17,682       16,281
Net income (loss)                                               1,250       4,409       2,374       (4,542)
Basic and diluted net income (loss) per share                    0.08        0.27        0.14        (0.27)


The net income (loss) for the fourth quarter of 2001 includes the $167.3 million or $10.24 per share non-cash asset impairment charges. See note 2 for additional information.

17.  Information Concerning Business Segments
The Company has determined it has two reportable segments: aluminum and electrical products. The aluminum segment manufactures aluminum sheet for distributors and the transportation, construction, and consumer durables end-use markets. The electrical products segment manufactures flexible electrical wiring products for the commercial construction and do-it-yourself markets.

The accounting policies of the reportable segments are the same as those described in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies". All intersegment sales prices are market based. The Company evaluates the performance of its operating segments based upon operating income.

The Company's reportable segments are strategic business units that offer different products to different customer groups. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years 2001, 2000 and 1999 (in thousands). The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments. The operating income (loss) and total assets for the aluminum business unit for 2001 includes the $167.3 million non-cash asset impairment charges recorded in the fourth quarter of 2001. See note 2 for additional information.

                                                                       Electrical
                                                          Aluminum      Products       Other        Total
                                                          ----------   -----------  -----------   ------------
2001
----
Net sales to external customers                              $801,786     $118,718    $      -      $920,504
Intersegment net sales                                         26,295            -     (26,295)            -
Operating income (loss)                                      (164,153)       5,064     (19,658)     (178,747)
Depreciation and amortization                                  31,382        3,940           7        35,329
Total assets                                                  336,740      100,824       2,068       439,632
Capital expenditures                                            8,797          205           -         9,002

2000
----
Net sales to external customers                              $990,961     $134,181    $      -    $1,125,142
Intersegment net sales                                         27,673            -     (27,673)            -
Operating income (loss)                                        43,321       (3,616)    (17,776)       21,929
Depreciation and amortization                                  35,191        4,168          (8)       39,351
Total assets                                                  561,782       90,693       2,865       655,340
Capital expenditures                                           18,282          163           -        18,445

1999
----
Net sales to external customers                              $944,438     $130,501    $      -    $1,074,939
Intersegment net sales                                         29,090            -     (29,090)            -
Operating income                                               32,213        8,451     (12,224)       28,440
Depreciation and amortization                                  32,699        3,597         217        36,513
Total assets                                                  603,362      102,768         192       706,322
Capital expenditures                                           26,445       10,270           -        36,715


18.  Stockholder Protection Rights Plan
During 1996, the Company's Board of Directors adopted a stockholder protection rights plan (the "Plan"). Under the Plan, preferred share purchase rights ("Rights") are issued at the rate of one Right for each share of the Company's common stock. Each Right entitles its holder to purchase one one-hundredth of a share of Preferred Stock at an exercise price of $65, subject to adjustment. Until it is announced that a person or group has acquired 15% or more of the Company's common stock (an "Acquiring Person"), or the tenth business day after a person or group commences a tender offer that, if completed, would result in such person or group owning 15% or more of the Company's common stock, the Rights will be evidenced by the Company's common stock certificates, will automatically trade with the common stock and will not be exercisable. Thereafter, separate Rights certificates will be distributed and each Right will entitle its holder to purchase Participating Preferred Stock having economic and voting terms similar to those of one share of Common Stock for an exercise price of $65.

Upon announcement that any person or group has become an Acquiring Person (the "Flip-in Date"), each Right (other than Rights beneficially owned by any Acquiring Person or transferees thereof, which Rights become void) will entitle its holder to purchase, for the exercise price, a number of shares of the Company's common stock having a market value of twice the exercise price. Also, if after an Acquiring Person controls the Company's Board of Directors, the Company is involved in a merger or sells more than 50% of its assets or earning power (or has entered into an agreement to do any of the foregoing), and, in the case of a merger, the Acquiring Person will receive different treatment than all other stockholders, each Right will entitle its holder to purchase, for the exercise price, a number of shares of common stock of the Acquiring Person having a market value of twice the exercise price. If any person or group acquires between 15% and 50% of the Company's common stock, the Company's Board of Directors may, at its option, exchange one share of the Company's common stock for each Right. Until the Rights become exercisable, they may be redeemed by the Company at a price of $0.01 per Right. The Rights expire on March 16, 2006.

19.  Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $100 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, a combining balance sheet as of December 31, 2001 and 2000 and a statement of operations and statement of cash flows for the years ended December 31, 2001, 2000 and 1999.

                  Combining Balance Sheet at December 31, 2001
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $   6,393   $    --      $    --      $   6,393
          Accounts receivable, net                                          --        271,074        --       (270,993)          81
          Inventories                                                       --        119,038        --           --        119,038
          Net residual interest in securitized receivables                  --           --        82,310         --         82,310
          Prepayments and other current assets                               435        2,795        --           --          3,230
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      399,300      82,310     (270,993)     211,052
Property, plant and equipment, net                                          --        152,137        --           --        152,137
Goodwill, net                                                               --         74,199        --           --         74,199
Other noncurrent assets                                                  424,830          611        --       (423,197)       2,244
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 425,265    $ 626,247   $  82,310    $(694,190)   $ 439,632
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Accounts payable                                             $ 148,971    $  50,693   $ 122,022    $(270,993)   $  50,693
          Accrued liabilities                                              5,784       33,997        (905)        --         38,876
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 154,755       84,690     121,117     (270,993)      89,569
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          6,899        --           --          6,899
Accrued pension benefits                                                    --          4,576        --           --          4,576
Accrued postretirement benefits                                             --         79,422        --           --         79,422
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         279,755      175,587     121,117     (270,993)     305,466
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            160            1        --             (1)         160
     Additional paid-in capital                                          405,443      486,727       5,000     (491,727)     405,443
     Accumulated deficit                                                (258,532)     (24,724)    (43,807)      68,531     (258,532)
     Notes receivable from sale of common stock                           (1,561)        --          --           --         (1,561)
     Accumulated other comprehensive income:
        Effects of cash flow hedges                                         --        (11,344)       --           --        (11,344)
        Minimum pension liability adjustment                                --           --          --           --           --
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                145,510      450,660     (38,807)    (423,197)     134,166
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 425,265    $ 626,247   $  82,310    $(694,190)   $ 439,632
                                                                       =========    =========   =========    =========    =========

                  Combining Balance Sheet at December 31, 2000
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $  11,514   $    --      $    --      $  11,514
          Accounts receivable, net                                          --        242,176        --       (242,065)         111
          Inventories                                                       --        137,685        --           --        137,685
          Prepayments and other current assets                               797       10,566      72,367         --         83,730
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          797      401,941      72,367     (242,065)     233,040
Property, plant and equipment, net                                          --        258,963        --           --        258,963
Goodwill, net                                                               --        160,134        --           --        160,134
Other noncurrent assets                                                  605,054        1,135        --       (602,986)       3,203
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 605,851    $ 822,173   $  72,367    $(845,051)   $ 655,340
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Accounts payable                                             $ 137,384    $  53,522   $ 104,681    $(242,065)   $  53,522
          Accrued liabilities                                              5,074       36,288        (306)        --         41,056
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 142,458       89,810     104,375     (242,065)      94,578
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          6,369        --           --          6,369
Accrued pension benefits                                                    --          9,085        --           --          9,085
Accrued postretirement benefits                                             --         81,915        --           --         81,915
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         267,458      187,179     104,375     (242,065)     316,947
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            165            1        --             (1)         165
     Additional paid-in capital                                          408,505      486,727       5,000     (491,727)     408,505
     Accumulated deficit                                                 (61,688)     148,266     (37,008)    (111,258)     (61,688)
     Unearned compensation                                                    (7)        --          --           --             (7)
     Notes receivable from sale of common stock                           (8,582)        --          --           --         (8,582)
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                338,393      634,994     (32,008)    (602,986)     338,393
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 605,851    $ 822,173   $  72,367    $(845,051)   $ 655,340
                                                                       =========    =========   =========    =========    =========

   Combining Statement of Operations for the year ended December 31, 2001
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --        $  920,504      $    --         $    --        $  920,504
Cost of goods sold                                              --           873,473           --              --           873,473
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            47,031           --              --            47,031
Selling, general and administrative expenses                     290          54,223             10            --            54,523
Amortization of goodwill                                        --             3,988           --              --             3,988
Asset impairment charges                                        --           167,267           --              --           167,267
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (290)       (178,447)           (10)           --          (178,747)
Other income (expense), net                                 (179,789)            907           --           179,789             907
Interest income (expense), net                               (13,439)          4,704         (6,777)           --           (15,512)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                      (193,518)       (172,836)        (6,787)        179,789        (193,352)
Income tax expense                                                34             154             12            --               200
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $(193,552)      $(172,990)     $  (6,799)      $ 179,789       $(193,552)
                                                           =========       =========      =========       =========       =========

   Combining Statement of Operations for the year ended December 31, 2000
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --        $1,125,142      $    --         $    --        $1,125,142
Cost of goods sold                                              --         1,042,937           --              --         1,042,937
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            82,205           --              --            82,205
Selling, general and administrative expenses                     249          55,545              6            --            55,800
Amortization of goodwill                                        --             4,476           --              --             4,476
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (249)         22,184             (6)           --            21,929
Other income (expense), net                                   17,196           1,975           --           (17,196)          1,975
Interest income (expense), net                               (13,312)          6,000        (12,755)           --           (20,067)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         3,635          30,159        (12,761)        (17,196)          3,837
Income tax expense                                               144             202           --              --               346
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   3,491       $  29,957      $ (12,761)      $ (17,196)      $   3,491
                                                           =========       =========      =========       =========       =========

   Combining Statement of Operations for the year ended December 31, 1999
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --        $1,074,939      $    --         $    --        $1,074,939
Cost of goods sold                                              --           988,074           --              --           988,074
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            86,865           --              --            86,865
Selling, general and administrative expenses                     514          53,427              8            --            53,949
Amortization of goodwill                                        --             4,476           --              --             4,476
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (514)         28,962             (8)           --            28,440
Other income (expense), net                                   24,903           2,861           --           (24,903)          2,861
Interest income (expense), net                               (13,555)          4,280        (10,058)           --           (19,333)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                        10,834          36,103        (10,066)        (24,903)         11,968
Income tax expense (benefit)                                    (177)          1,134           --              --               957
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  11,011       $  34,969      $ (10,066)      $ (24,903)      $  11,011
                                                           =========       =========      =========       =========       =========

 Combining Statement of Cash Flows for the year ended December 31, 2001
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                      $(193,552)  $(172,990)   $ (6,799)   $179,789   $(193,552)
   Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operations:
        Depreciation and amortization                                             7      35,322        --          --        35,329
        Asset impairment charges                                               --       167,267        --          --       167,267
        Loss on disposal of property, plant and equipment                      --           364        --          --           364
        Issuance of common stock in connection with stock awards                106        --          --          --           106
        Equity in undistributed net income of subsidiaries                     --       179,789        --      (179,789)       --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (28,898)       --        28,928          30
             Decrease in inventories                                           --        18,647        --          --        18,647
             (Increase) in net residual interest in securitized receivables    --          --        (9,943)       --        (9,943)
             Decrease in prepayments and other current assets                   362       7,771        --          --         8,133
             Decrease (increase) in other noncurrent assets                 180,224    (180,546)       --          --          (322)
             Increase (decrease) in accounts payable                         11,587      (2,829)     17,341     (28,928)     (2,829)
             Increase (decrease) in accrued liabilities                         710     (13,635)       (599)       --       (13,524)
             (Decrease) in other liabilities                                   --        (6,472)       --          --        (6,472)
                                                                           --------    --------    --------    --------    --------
                 Net cash (used in) provided by operating activities           (556)      3,790        --          --         3,234
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (9,002)       --          --        (9,002)
   Proceeds from sale of property, plant and equipment                         --            91        --          --            91
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (8,911)       --          --        (8,911)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                --        57,110        --          --        57,110
   Repayments of long-term debt                                                --       (57,110)       --          --       (57,110)
   Repayments of notes receivable from sale of common stock                   3,848        --          --          --         3,848
   Cash dividends paid                                                       (3,292)       --          --          --        (3,292)
                                                                           --------    --------    --------    --------    --------
        Net cash provided by financing activities                               556        --          --          --           556
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --        (5,121)       --          --        (5,121)
Cash and cash equivalents at beginning of period                               --        11,514        --          --        11,514
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $  6,393    $   --      $   --      $  6,393
                                                                           ========    ========    ========    ========    ========

 Combining Statement of Cash Flows for the year ended December 31, 2000
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $  3,491    $ 29,957    $(12,761)   $(17,196)   $  3,491
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation and amortization                                            (8)     39,359        --          --        39,351
        Loss on disposal of property, plant and equipment                      --         1,280        --          --         1,280
        Issuance of common stock in connection with stock awards                121        --          --          --           121
        Equity in undistributed net income of subsidiaries                     --       (17,196)       --        17,196        --
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net                172,266    (182,650)       --        10,391           7
             Decrease in inventories                                           --        69,728        --          --        69,728
             (Increase) in net residual interest in securitized receivables    --          --       (32,387)       --       (32,387)
             (Increase) decrease in prepayments and other current assets       (170)      2,648        --          --         2,478
             (Increase) decrease in other noncurrent assets                (315,858)    316,284        --          --           426
             Increase (decrease) in accounts payable                        137,384    (216,681)     45,273     (10,391)    (44,415)
             Increase (decrease) in accrued liabilities                       4,661      (2,640)       (125)       --         1,896
             (Decrease) in other liabilities                                   --        (8,992)       --          --        (8,992)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                    1,887      31,097        --          --        32,984
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --       (18,445)       --          --       (18,445)
   Proceeds from sale of property, plant and equipment                         --            50        --          --            50
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --       (18,395)       --          --       (18,395)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   (Decrease) in outstanding checks in excess of deposits                      --        (1,188)       --          --        (1,188)
   Proceeds from long-term debt                                                --        57,100        --          --        57,100
   Repayments of long-term debt                                                --       (57,100)       --          --       (57,100)
   Repayments of notes receivable from sale of common stock                   1,426        --          --          --         1,426
   Cash dividends paid                                                       (3,313)       --          --          --        (3,313)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) financing activities                              (1,887)     (1,188)       --          --        (3,075)
                                                                           --------    --------    --------    --------    --------
Net increase in cash and cash equivalents                                      --        11,514        --          --        11,514
Cash and cash equivalents at beginning of period                               --          --          --          --          --
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $ 11,514    $   --      $   --      $ 11,514
                                                                           ========    ========    ========    ========    ========

 Combining Statement of Cash Flows for the year ended December 31, 1999
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $ 11,011    $ 34,969    $(10,066)   $(24,903)   $ 11,011
   Adjustments to reconcile net income (loss) to
     net cash provided by operations:
        Depreciation and amortization                                           652      35,861        --          --        36,513
        Loss on disposal of property, plant and equipment                      --           389        --          --           389
        Issuance of common stock in connection with stock awards                 44        --          --          --            44
        Equity in undistributed net income of subsidiaries                     --       (24,903)       --        24,903        --
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net                  7,189     (33,953)       --        26,874         110
             (Increase) in inventories                                         --       (32,445)       --          --       (32,445)
             (Increase) in prepayments and other current assets                (190)     (4,307)    (23,957)       --       (28,454)
             (Increase) decrease in other noncurrent assets                 (24,926)     27,804        --          --         2,878
             Increase (decrease) in accounts payable                           --        36,654      33,913     (26,874)     43,693
             Increase (decrease) in accrued liabilities                       9,476      (1,559)        110        --         8,027
             (Decrease) in other liabilities                                   --        (3,001)      --          --         (3,001)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                    3,256      35,509        --          --        38,765
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --       (36,715)       --          --       (36,715)
   Proceeds from sale of property, plant and equipment                         --            12        --          --            12
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --       (36,703)       --          --       (36,703)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                        --         1,188        --          --         1,188
   Proceeds from long-term debt                                                --        46,770        --          --        46,770
   Repayments of long-term debt                                                --       (46,770)       --          --       (46,770)
   Cash dividends paid                                                       (3,256)       --          --          --        (3,256)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) provided by financing activities                  (3,256)      1,188        --          --        (2,068)
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --            (6)       --          --            (6)
Cash and cash equivalents at beginning of period                               --             6        --          --             6
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $   --      $   --      $   --      $   --
                                                                           ========    ========    ========    ========    ========

                          Commonwealth Industries, Inc.
                         Report of Independent Auditors

Board of Directors and Stockholders
Commonwealth Industries, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Commonwealth Industries, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in note 6 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133", effective January 1, 2001.


/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
March 21, 2002

                                                                     Exhibit 21
                                                                     ----------

        Direct and Indirect Subsidiaries of Commonwealth Industries, Inc.


             Name                              Jurisdiction of Incorporation
             ----                              -----------------------------
Commonwealth Financing Corp. (1)                                      Delaware

CA Lewisport, Inc. (1)                                                Delaware

Commonwealth Aluminum Sales Corporation (2)                           Delaware

Commonwealth Aluminum Lewisport, LLC (8)                              Delaware

Commonwealth Aluminum Metals, LLC (6)                                 Delaware

Commonal Corporation (7)                                              Barbados

CI Holdings, Inc. (1)                                                 Delaware

Alflex Corporation (3)                                                Delaware

Alflex E1 LLC (5)                                                     Delaware

Commonwealth Aluminum Concast, Inc. (3)                                 Ohio

Commonwealth Aluminum Tube Enterprises, LLC (4)                       Delaware

Commonwealth Aluminum Corporation (9)                                 Delaware
       -------------------------------------------------------------------
         (1)  Subsidiary of Commonwealth Industries, Inc.

         (2)  Subsidiary of CA Lewisport, Inc.

         (3)  Subsidiary of CI Holdings, Inc.

         (4) Limited Liability Company 100% owned by Commonwealth Aluminum Concast, Inc.

         (5)  Limited Liability Company 100% owned by Alflex Corporation.

         (6) Limited Liability Company 100% owned by Commonwealth Aluminum Lewisport, LLC.

         (7) Subsidiary of Commonwealth Aluminum Metals, LLC which was dissolved during 2001.

         (8) Limited Liability Company 73% owned by CA Lewisport, Inc. and 27% owned by Commonwealth Aluminum Corporation.

         (9)  Subsidiary of Commonwealth Aluminum Concast, Inc.

                                                                    Exhibit 23
                                                                    ----------

                       Consent of Independent Accountants

         We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (File No's. 333-81055, 333-29363, 333-19383, 33-91364
and 33-90292) of Commonwealth Industries, Inc. and subsidiaries of our report dated March 21, 2002 relating to the consolidated financial statements, which appears in the Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated March 21, 2002 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
March 25, 2002