Form 10-Q
period 2002-03-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 2002-05-02
CIK 934747

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

                  For the quarterly period ended March 31, 2002

                                       or

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

Yes     X    No ____

The registrant had 15,997,651 shares of common stock outstanding at May 1, 2002.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2002

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number
                                                                    -----------

         Condensed Consolidated Balance Sheet as of March 31, 2002
         and December 31, 2001                                           3

         Condensed Consolidated Statement of Operations for the three
         months ended March 31, 2002 and 2001                            4

         Condensed Consolidated Statement of Comprehensive Income
         for the three months ended March 31, 2002 and 2001              5

         Condensed Consolidated Statement of Cash Flows for the three
         months ended March 31, 2002 and 2001                            6

         Notes to Condensed Consolidated Financial Statements            7-15


Item 2.   Management's Discussion and Analysis of Financial Condition    16-20
           and Results of Operations

                           Part II - Other Information

Item 1.   Legal Proceedings                                              21

Item 6.   Exhibits and Reports on Form 8-K                               21

Signatures                                                               22

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                       March 31,              December 31,
                                                                         2002                     2001
                                                                     --------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                             $ 5,228                 $ 6,393
     Accounts receivable, net                                                  229                      81
     Inventories                                                           127,601                 119,038
     Net residual interest in securitized receivables                       86,498                  82,310
     Prepayments and other current assets                                    2,172                   3,230
                                                                     --------------           -------------
          Total current assets                                             221,728                 211,052
Property, plant and equipment, net                                         148,249                 152,137
Goodwill, net                                                               74,199                  74,199
Other noncurrent assets                                                      2,622                   2,244
                                                                     --------------           -------------
          Total assets                                                   $ 446,798               $ 439,632
                                                                     ==============           =============

Liabilities
Current liabilities:
     Accounts payable                                                     $ 59,266                $ 50,693
     Accrued liabilities                                                    35,844                  38,876
                                                                     --------------           -------------
          Total current liabilities                                         95,110                  89,569
Long-term debt                                                             125,000                 125,000
Other long-term liabilities                                                  6,621                   6,899
Accrued pension benefits                                                     4,344                   4,576
Accrued postretirement benefits                                             78,558                  79,422
                                                                     --------------           -------------
          Total liabilities                                                309,633                 305,466
                                                                     --------------           -------------

Commitments and contingencies                                                    -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          15,984,490 and 15,969,030 shares outstanding at
          March 31, 2002 and December 31, 2001, respectively                   160                     160
     Additional paid-in capital                                            405,518                 405,443
     Accumulated deficit                                                  (263,754)               (258,532)
     Notes receivable from sale of common stock                             (1,561)                 (1,561)
     Accumulated other comprehensive income:
          Effects of cash flow hedges                                       (3,198)                (11,344)
                                                                     --------------           -------------
            Total stockholders' equity                                     137,165                 134,166
                                                                     --------------           -------------
            Total liabilities and stockholders' equity                   $ 446,798               $ 439,632
                                                                     ==============           =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands except per share data)

                                                         Three months ended March 31,
                                                    --------------------------------------
                                                        2002                    2001
                                                    -------------           --------------
Net sales                                              $ 221,858                $ 230,191
Cost of goods sold                                       211,318                  219,327
                                                    -------------           --------------
     Gross profit                                         10,540                   10,864
Selling, general and administrative expenses              11,260                   11,742
Amortization of goodwill                                       -                    1,119
                                                    -------------           --------------
     Operating income (loss)                                (720)                  (1,997)
Other income (expense), net                                  273                      240
Interest expense, net                                     (3,851)                  (4,073)
                                                    -------------           --------------
     Income (loss) before income taxes                    (4,298)                  (5,830)
Income tax expense                                           125                      225
                                                    -------------           --------------
     Net income (loss)                                  $ (4,423)                $ (6,055)
                                                    =============           ==============

Basic and diluted net income (loss) per share            $ (0.28)                 $ (0.37)
                                                    =============           ==============

Weighted average shares outstanding
     Basic                                                15,984                   16,455
     Diluted                                              15,984                   16,455

Dividends paid per share                                  $ 0.05                   $ 0.05

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
         Condensed Consolidated Statement of Comprehensive Income (Loss)
                                 (in thousands)

                                                                   Three months ended March 31,
                                                                 -------------------------------
                                                                    2002              2001
                                                                 ------------     --------------
Net income (loss)                                                 $ (4,423)        $ (6,055)
Other comprehensive income, net of tax:
     Net change related to cash flow hedges:
         Cumulative effect of accounting change                          -            6,619
         Increase (decrease) in fair value of cash flow hedges       6,236           (4,525)
         Reclassification adjustment for (gains) losses included
           in net income                                             1,910           (3,750)
                                                                 ------------     --------------
              Net change related to cash flow hedges                 8,146           (1,656)
                                                                 ------------     --------------
Comprehensive income (loss)                                        $ 3,723         $ (7,711)
                                                                 ============     ==============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                            Three months ended March 31,
                                                                            ----------------------------
                                                                              2002               2001
                                                                            ----------         ---------
Cash flows from operating activities:
   Net income (loss)                                                          $(4,423)          $(6,055)
   Adjustments to reconcile net income (loss) to net cash provided by operations:
        Depreciation and amortization                                           5,634             9,700
        Loss on disposal of property, plant and equipment                           2               478
        Issuance of common stock in connection with stock awards                   75                75
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                              (148)             (211)
             (Increase) decrease in inventories                                (8,563)            5,009
             (Increase) in net residual interest in securitized receivables    (4,188)          (13,890)
             Decrease in prepayments and other current assets                   1,058             7,533
             (Increase) decrease in other noncurrent assets                      (697)               44
             Increase in accounts payable                                       8,573             9,218
             Increase (decrease) in accrued liabilities                         5,114            (7,486)
             (Decrease) in other liabilities                                   (1,374)             (377)
                                                                            ----------         ---------
                 Net cash provided by operating activities                      1,063             4,038
                                                                            ----------         ---------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  (1,429)           (2,897)
   Proceeds from sale of property, plant and equipment                              -                 -
                                                                            ----------         ---------
        Net cash (used in) investing activities                                (1,429)           (2,897)
                                                                            ----------         ---------
Cash flows from financing activities:
   Proceeds from long-term debt                                                34,000            32,000
   Repayments of long-term debt                                               (34,000)          (32,000)
   Repayments of notes receivable from sale of common stock                         -             1,069
   Cash dividends paid                                                           (799)             (823)
                                                                            ----------         ---------
        Net cash (used in) provided by financing activities                      (799)              246
                                                                            ----------         ---------
Net (decrease) increase in cash and cash equivalents                           (1,165)            1,387
Cash and cash equivalents at beginning of period                                6,393            11,514
                                                                            ----------         ---------
Cash and cash equivalents at end of period                                    $ 5,228           $12,901
                                                                            ==========         =========
Supplemental disclosures:
    Interest paid                                                               $ 212             $ 900
    Income taxes paid (refunds received)                                         (681)             (388)
Non-cash activities:
    Repayment of notes receivable from sale of common stock with                    -               450
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

2.  Accounts Receivable Securitization
On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During September 2000, the Company and the financial institution extended the accounts receivable securitization facility for an additional three-year period ending in September 2003. In addition during September 2001, the Company and the financial institution agreed to reduce the size of the facility to $95.0 million. At March 31, 2002 and 2001, the Company had outstanding under the agreement $47.0 million and $49.0 million, respectively, and had $86.5 million and $86.3 million, respectively, of net residual interest in the securitized receivables. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first three months of 2002, the Company received gross proceeds of $27.0 million from the sale of receivables and made no gross payments under the agreement.

3. Inventories
Inventories consist of the following (in thousands):

                                   March 31, 2002         December 31, 2001
                                   --------------         -----------------
Raw materials                          $   21,283                $   21,203
Work in process                            57,414                    45,830
Finished goods                             35,853                    35,978
Expendable parts and supplies              14,203                    14,223
                                       ----------               -----------
                                          128,753                   117,234
LIFO reserve                               (1,152)                    1,804
                                       ----------               -----------
                                        $ 127,601                 $ 119,038
                                       ==========               ===========

The Company uses the last-in, first-out (LIFO), first-in, first-out (FIFO) and average-cost accounting methods for valuing its inventories. Inventories of approximately $115.6 million and $102.2 million, included in the above totals (before the LIFO reserve) at March 31, 2002 and December 31, 2001, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

4. Provision for Income Taxes
The Company recognized income tax expense of $0.1 million for the three months ended March 31, 2002 compared to income tax expense of $0.2 million for the three months ended March 31, 2001.

5. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations:

                                                                                    Three months ended
                                                                                         March 31,
                                                                                      2002        2001
                                                                                      ----        ----
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                               $(4,423)    $(6,055)
                                                                                     ========    ========

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                               15,984      16,455
                                                                                       ======      ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                               15,984      16,455
     Plus: dilutive effect of stock options                                                 -           -
                                                                                       ------      ------
           Adjusted weighted average shares                                            15,984      16,455
                                                                                       ======      ======

Net income (loss) per share data:
     Basic and diluted                                                                $(0.28)     $(0.37)
                                                                                      =======     =======

Options to purchase 600,000 and 310,000 common shares, which equate to 85,025 and 54,140 incremental common equivalent shares, were excluded from the calculation above for the three months ended March 31, 2002 and 2001, respectively, as their effect would have been antidilutive. In addition, options to purchase 755,000 and 812,000 common shares for the three months ended March
31, 2002 and 2001, respectively, were excluded from the calculations above because the exercise prices on the options were greater than the average market price for the periods.


6.  Financial Instruments and Hedging Activities
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", including Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in net income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS No. 133, gains and losses that represent the effective portion of cash flow hedge transactions are recorded in other comprehensive income. Gains and losses on these instruments that are deferred in other comprehensive income are reclassified into net income as cost of goods sold in the periods when the hedged transactions occur.

The Company enters into futures contracts, forward contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company has designated the futures contracts and forward contracts as cash flow hedges of anticipated aluminum raw material and natural gas requirements, respectively.

As of March 31, 2002, approximately $2.8 million of the $3.2 million of deferred net losses are expected to be reclassified from other comprehensive income into net income as cost of goods sold over the next twelve months. A net loss of $0.1 million and $0.4 million was recognized in cost of goods sold during the three months ended March 31, 2002 and 2001, respectively, representing the amount of the hedges' ineffectiveness. As of March 31, 2002, the Company held open aluminum and natural gas futures and forward contracts having maturity dates extending through December 2003. The Company recorded a cumulative-effect-type net gain transition adjustment of $6.6 million in accumulated other comprehensive income to recognize at fair value all derivatives that were designated as cash-flow hedging instruments upon adoption of SFAS No. 133 on January 1, 2001. This entire amount was reclassified from accumulated other comprehensive income into cost of goods sold during 2001.

In order to hedge a portion of its interest rate risk, the Company was a party to an interest rate swap agreement with a notional amount of $5 million under which the Company paid a fixed rate of interest and received a LIBOR-based floating rate. The interest rate swap agreement expired during September 2001 and currently the Company has no interest rate swap agreements in effect. The Company's interest rate swap agreement at March 31, 2001 did not qualify for hedge accounting under SFAS 133 and as such the change in the fair value of the interest rate swap agreement had been recognized currently as interest expense, net in the Company's consolidated statement of operations. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the three months ended March 31, 2001.

7.  Goodwill
The following is transitional disclosures relating to goodwill amortization:

                                                                                    Three months ended
                                                                                         March 31,
                                                                                      2002        2001
                                                                                      ----        ----
Reported net income (loss)                                                           $(4,423)    $(6,055)
Add back: goodwill amortization                                                            -       1,119
                                                                                     --------    --------
   Adjusted net income (loss)                                                        $(4,423)    $(4,936)
                                                                                     ========    ========

Reported  basic and diluted net income (loss) per share                               $(0.28)     $(0.37)
Goodwill amortization per basic and diluted per share                                      -        0.07
                                                                                      -------     -------
   Adjusted basic and diluted net income (loss) per share                             $(0.28)     $(0.30)
                                                                                      =======     =======

Weighted average shares outstanding
    Basic                                                                              15,984      16,455
    Diluted                                                                            15,984      16,455

The Company has no other intangible assets.

8.  Information Concerning Business Segments
The Company has determined it has two reportable segments: aluminum and electrical products. The aluminum segment manufactures aluminum sheet for distributors and the transportation, construction, and consumer durables end-use markets. The electrical products segment manufactures flexible electrical wiring products for the commercial construction and do-it-yourself markets.

The accounting policies of the reportable segments are the same as those described in note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in the Company's annual report to stockholders for the year ended December 31, 2001. All intersegment sales prices are market based. The Company evaluates the performance of its operating segments based upon operating income.

The Company's reportable segments are strategic business units that offer different products to different customer groups. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2002 and 2001. The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments. The total assets for the aluminum business unit at March 31, 2002 includes the effects of the $167.3 million non-cash asset impairment charges recorded in the fourth quarter of 2001. See note 2 in the Company's annual report to stockholders for the year ended December 31, 2001 for additional information.

                                                                       Electrical
                                                          Aluminum      Products        Other        Total
                                                          --------     ----------      -------     ---------
Three months ended March 31, 2002
---------------------------------
Net sales to external customers                              $192,958      $28,900     $    --      $221,858
Intersegment net sales                                          7,233           --      (7,233)           --
Operating income (loss)                                         1,141        1,963      (3,824)         (720)
Depreciation and amortization                                   5,064          570          --         5,634
Total assets                                                  345,599       99,240       1,959       446,798
Capital expenditures                                            1,196          233          --         1,429

Three months ended March 31, 2001
---------------------------------
Net sales to external customers                              $199,845      $30,346     $    --      $230,191
Intersegment net sales                                          7,981           --      (7,981)           --
Operating income (loss)                                           903        1,042      (3,942)       (1,997)
Depreciation and amortization                                   8,716          977           7         9,700
Total assets                                                  552,586       95,606       2,776       650,968
Capital expenditures                                            2,807           90          --         2,897

9. Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $20 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, a combining balance sheet as of March 31, 2002 and December 31, 2001 and a statement of operations and statement of cash flows for the three months ended March 31, 2002 and 2001.

                  Combining Balance Sheet at March 31, 2002
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $   5,228   $    --      $    --      $   5,228
          Accounts receivable, net                                          --        276,423        --       (276,194)         229
          Inventories                                                       --        127,601        --           --        127,601
          Net residual interest in securitized receivables                  --           --        86,498         --         86,498
          Prepayments and other current assets                               435        1,737        --           --          2,172
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      410,989      86,498     (276,194)     221,728
Property, plant and equipment, net                                          --        148,249        --           --        148,249
Goodwill, net                                                               --         74,199        --           --         74,199
Other noncurrent assets                                                  423,880        1,098        --       (422,356)       2,622
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 424,315    $ 634,535   $  86,498    $(698,550)   $ 446,798
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Accounts payable                                             $ 149,292    $  59,266   $ 126,902    $(276,194)   $  59,266
          Accrued liabilities                                              9,660       26,848        (664)        --         35,844
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 158,952       86,114     126,238     (276,194)      95,110
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          6,621        --           --          6,621
Accrued pension benefits                                                    --          4,344        --           --          4,344
Accrued postretirement benefits                                             --         78,558        --           --         78,558
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         283,952      175,637     126,238     (276,194)     309,633
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            160            1        --             (1)         160
     Additional paid-in capital                                          405,518      486,727       5,000     (491,727)     405,518
     Accumulated deficit                                                (263,754)     (24,632)    (44,740)      69,372     (263,754)
     Notes receivable from sale of common stock                           (1,561)        --          --           --         (1,561)
     Accumulated other comprehensive income:
       Effects of cash flow hedges                                          --         (3,198)       --           --         (3,198)
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                140,363      458,898     (39,740)    (422,356)     137,165
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 424,315    $ 634,535   $  86,498    $(698,550)   $ 446,798
                                                                       =========    =========   =========    =========    =========

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
                                                                       =========    =========   =========    =========    =========

     Combining Statement of Income for the three months ended March 31, 2002
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 221,858      $    --         $    --         $ 221,858
Cost of goods sold                                              --           211,318           --              --           211,318
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            10,540           --              --            10,540
Selling, general and administrative expenses                     116          11,144           --              --            11,260
Amortization of goodwill                                        --              --             --              --              --
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (116)           (604)          --              --              (720)
Other income (expense), net                                     (841)            273           --              841              273
Interest income (expense), net                                (3,466)            548          (933)            --            (3,851)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                        (4,423)            217          (933)            841           (4,298)
Income tax expense                                               --              125           --              --               125
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (4,423)      $      92     $    (933)      $     841        $  (4,423)
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
                                                           =========       =========      =========       =========       =========

   Combining Statement of Cash Flows for the three months ended March 31, 2002
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $ (4,423)   $     92   $    (933)   $    841    $ (4,423)
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation and amortization                                          --         5,634        --          --         5,634
        Loss on disposal of property, plant and equipment                      --             2        --          --             2
        Issuance of common stock in connection with stock awards                 75        --          --          --            75
        Equity in undistributed net income of subsidiaries                      841        --          --          (841)       --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --        (5,349)       --         5,201        (148)
             (Increase) in inventories                                         --        (8,563)       --          --        (8,563)
             (Increase) in net residual interest in securitized receivables    --          --        (4,188)       --        (4,188)
             Decrease in prepayments and other current assets                  --         1,058        --          --         1,058
             Decrease (increase) in other noncurrent assets                     109        (806)       --          --          (697)
             Increase (decrease) in accounts payable                            321       8,573       4,880      (5,201)      8,573
             Increase in accrued liabilities                                  3,876         997        241         --         5,114
             (Decrease) in other liabilities                                   --        (1,374)        --         --        (1,374)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                      799         264        --          --         1,063
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (1,429)       --          --        (1,429)
   Proceeds from sale of property, plant and equipment                         --          --          --          --          --
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (1,429)       --          --        (1,429)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                --        34,000        --          --        34,000
   Repayments of long-term debt                                                --       (34,000)       --          --       (34,000)
   Cash dividends paid                                                         (799)       --          --          --          (799)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) financing activities                                (799)       --          --          --          (799)
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --        (1,165)       --          --        (1,165)
Cash and cash equivalents at beginning of period                               --         6,393        --          --         6,393
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $  5,228    $   --      $   --      $  5,228
                                                                           ========    ========    ========    ========    ========

   Combining Statement of Cash Flows for the three months ended March 31, 2001
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $ (6,055)   $   (377)   $ (2,188)   $  2,565    $ (6,055)
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation and amortization                                             7       9,693        --          --         9,700
        Loss on disposal of property, plant and equipment                      --           478        --          --           478
        Issuance of common stock in connection with stock awards                 75        --          --          --            75
        Equity in undistributed net income of subsidiaries                    2,565        --          --        (2,565)       --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (15,811)       --        15,600        (211)
             Decrease in inventories                                           --         5,009        --          --         5,009
             (Increase) in net residual interest in securitized receivables    --          --       (13,890)       --       (13,890)
             (Increase) decrease in prepayments and other current assets        (19)      7,552        --          --         7,533
             Decrease (increase) in other noncurrent assets                     108         (64)       --          --            44
             (Decrease) increase in accounts payable                           (713)      9,218      16,313     (15,600)      9,218
             Increase (decrease) in accrued liabilities                       3,786     (11,037)       (235)       --        (7,486)
             (Decrease) in other liabilities                                   --          (377)       --          --          (377)
                                                                           --------    --------    --------    --------    --------
                 Net cash (used in) provided by operating activities           (246)      4,284        --          --         4,038
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (2,897)       --          --        (2,897)
   Proceeds from sale of property, plant and equipment                         --          --          --          --          --
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (2,897)       --          --        (2,897)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                --        32,000        --          --        32,000
   Repayments of long-term debt                                                --       (32,000)       --          --       (32,000)
   Repayments of notes receivable from sale of common stock                   1,069        --          --          --         1,069
   Cash dividends paid                                                         (823)       --          --          --          (823)
                                                                           --------    --------    --------    --------    --------
        Net cash provided by financing activities                               246        --          --          --           246
                                                                           --------    --------    --------    --------    --------
Net increase in cash and cash equivalents                                      --         1,387        --          --         1,387
Cash and cash equivalents at beginning of period                               --        11,514        --          --        11,514
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $ 12,901    $   --      $   --      $ 12,901
                                                                           ========    ========    ========    ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in item 1 of this report in addition to the consolidated financial statements of the Company and the notes thereto included in the Company's annual report to stockholders for the year ended December 31, 2001, including footnote 1 which describes the Company's significant accounting policies including its use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the valuation of property, plant and equipment and goodwill, assumptions for computing pension and postretirement benefits obligations, allowance for uncollectible accounts receivable and environmental liabilities. The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, and involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of global economic conditions, the effect (including possible increases in the cost of doing business) resulting from war and terrorist activities or political uncertainties, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, the rate of technological change, product demand and market acceptance risks, capacity and supply constraints or difficulties, the success of the Company in implementing its business strategy, and other risks as detailed in the Company's various Securities and Exchange Commission filings.

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

During the first quarter of 2002, shipments of the Company's aluminum sheet products increased by 11% from the first quarter of 2001. This was the first year-over-year increase in aluminum volume since the first quarter of 2000. Demand for the Company's aluminum sheet products increased across all of the Company's aluminum products' markets, even though overall business conditions remained challenging. Despite the increased aluminum shipments, material margins for the first quarter of 2002 were lower than the first quarter of 2001 due to tight scrap spreads combined with selling prices that remained significantly lower than in the first quarter 2001.

Demand for the Company's electrical products decreased during the first quarter of 2002. Shipments were down 2% compared to the first quarter of 2001 reflecting the generally flat market demand in the electrical products sector. Material margins for the first quarter of 2002 increased 2% from the first quarter of 2001, however, decreased 2% from the fourth quarter of 2001. The reduction in material costs per foot in the first quarter of 2002 compared to the first quarter of 2001 more than offset the lower net selling prices and contributed to the material margin improvement from the first quarter of 2002 versus the first quarter of 2001. The Company's electrical products business unit continued to report operating profits which were increased over the first quarter of 2001 principally due to a decrease in selling, general and administrative expenses and the elimination of goodwill amortization expense in 2002.

Results of Operations for the three months ended March 31, 2002 and 2001
Net Sales. Net sales for the quarter ended March 31, 2002, decreased 4% to $221.9 million (including $28.9 million from Alflex) from $230.2 million (including $30.3 million from Alflex) for the same period in 2001. The decrease is due to lower net selling prices which more than offset an increase in aluminum products shipments. As mentioned previously, the increased shipments were due to increased demand for aluminum products across all of the Company's aluminum products' markets, even though overall business conditions remained challenging. Unit sales volume of aluminum increased 11% to 209.5 million pounds for the first quarter of 2002 from 189.3 million pounds for the first quarter of 2001. Alflex unit sales volume was 126.0 million feet for the first quarter of 2002 versus 128.4 million feet for the comparable period in 2001, a decline of 2%.

Gross Profit. Gross profit for the quarter ended March 31, 2002, decreased to $10.5 million (4.8% of net sales) from $10.9 million (4.7% of net sales) for the same period in 2001. This decrease was related entirely to the aluminum business unit as lower material margins due to tight scrap spreads combined with selling prices that remained significantly lower than in the first quarter of 2001 more than offset the benefits of increased shipments, lower energy costs, lower depreciation as a result of asset impairment charges recorded in the fourth quarter of 2001 and the one-time severance costs recorded in the first quarter of 2001. Despite the lower net sales, the Alflex business unit's gross profit for the first quarter of 2002 was slightly higher than the first quarter of 2001 due to improved material margins.

Operating Income. The Company had an operating loss of $0.7 million for the first quarter of 2002 compared with an operating loss of $2.0 million for the first quarter of 2001. The decrease in the operating loss was related primarily to the Alflex business unit which had operating income of $2.0 million in the first quarter of 2002 compared to operating income of $1.0 million in the first quarter of 2001 and the elimination of goodwill amortization in 2002. Selling, general and administrative expenses during the first quarter of 2002 were $11.3 million, compared with $11.7 million for the same period in 2001. The decrease is primarily due to lower depreciation as a result of asset impairment charges recorded in the fourth quarter of 2001 on assets which the depreciation expense is classified in selling, general and administrative expenses.

Net Income. The Company had a net loss of $4.4 million for the quarter ended March 31, 2002, compared to a net loss of $6.1 million for the same period in 2001. Interest expense was $3.9 million for the quarter ended March 31, 2002, compared $4.1 million recorded in the first quarter of 2001. The decrease was primarily due to a reduction in amounts outstanding under the Company's accounts receivable securitization facility combined with lower interest rates. There was income tax expense of $0.1 million in the first quarter of 2002 compared to income tax expense of $0.2 million for the same period in 2001.

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operations, the Company's accounts receivable securitization facility described below and borrowings under its revolving credit facility, which was amended in April 2002 to increase the amount of the facility from $20 million to $30 million. The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least through 2002.

During 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year accounts receivable securitization facility with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the accounts receivable securitization facility for an additional three-year period ending in September 2003. In addition during September 2001, the Company and the financial institution agreed to reduce the size of the facility to $95.0 million. At March 31, 2002 and 2001, the Company had outstanding under the agreement $47.0 million and $49.0 million, respectively, and had $86.5 million and $86.3 million, respectively, of net residual interest in the securitized receivables. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first three months of 2002, the Company received gross proceeds of $27.0 million from the sale of receivables and made no gross payments under the agreement.

The Company's operations provided cash flows of $1.1 million for the three months ended March 31, 2002 compared to $4.0 million in the three months ended March 31, 2001. Working capital decreased to $126.6 million at March 31, 2002 from $138.0 million at March 31, 2001.

Capital expenditures were $1.4 million during the quarter ended March 31, 2002. At March 31, 2002, the Company had commitments of $3.3 million for the purchase or construction of capital assets. Total capital expenditures for the year 2002 are estimated to be approximately $14.5 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities and meeting environmental requirements.

The following schedules summarize the Company's contractual cash obligations and unused availability of financing sources at March 31, 2002 (in thousands).


                                                             Payments Due By Period
                                                ------------------------------------------------------------
Contractual Cash Obligations          Total     Less than 1 year    1-3 years     4-5 years    After 5 years
------------------------------------------------------------------------------------------------------------
  Long-term debt                      $125,000           $    --        $    --      $125,000         $   --
  Operating leases                      14,374             3,563          5,045         1,993          3,773
  Standby letters of credit                854               854             --            --             --
  Outstanding obligation under
     Accounts receivable
     Securitization agreement           47,000            47,000             --            --             --
                                      ----------------------------------------------------------------------
Total contractual cash obligations    $187,228           $51,417         $5,045      $126,993         $3,773
                                      ======================================================================


                                                         Amount of Availability Per Period
Unused Availability of           Total Amounts   -----------------------------------------------------------
Financing Sources                    Available   Less than 1 year    1-3 years     4-5 years   Over 5 years
------------------------------------------------------------------------------------------------------------
  Unused revolving credit
      Facility                      $19,146 (1)            $  --     $19,146 (1)       $   --         $   --
  Unused availability under
     Accounts receivable
     Securitization agreement        48,000                   --      48,000               --             --
                                    ------------------------------------------------------------------------
Total available                     $67,146 (2)            $  --     $67,146 (2)       $   --         $   --
                                    ========================================================================

(1) The amount would be increased to $29,146 giving effect to the April 2002 amendment to the revolving credit facility described previously.
(2) The amount would be increased to $77,146 giving effect to the April 2002 amendment to the revolving credit facility described previously.


         The Company has approximately 9 years remaining on a 10-year guaranteed supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of 1.2 billion pounds of P1020/99.7% aluminum at current market prices from Glencore over the 10-year term beginning in January 2001.
         At March 31, 2002, the Company held firm-priced aluminum purchase and sales commitments through 2003 totaling $6 million and $186 million, respectively. The Company hedges the impact of changes in prices related to these commitments as explained in the section entitled "Risk Management" which follows.
         The indicated annual rate of dividends being paid on the Company's Common Stock is $0.20 per share, or an annual total of about $3.2 million.

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

Gains and losses on these instruments that are deferred in other comprehensive income are reclassified into net income as cost of goods sold in the periods when the hedged transactions occur. As of March 31, 2002, approximately $2.8 million of the $3.2 million of deferred net losses are expected to be reclassified from other comprehensive income into net income as cost of goods sold over the next twelve months. A net loss of $0.1 million and $0.4 million was recognized in cost of goods sold during the three months ended March 31, 2002 and 2001, respectively, representing the amount of the hedges' ineffectiveness. As of March 31, 2002, the Company held open aluminum and natural gas futures and forward contracts having maturity dates extending through December 2003.

Before entering into futures contracts, forward contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

In order to hedge a portion of its interest rate risk, the Company was a party to an interest rate swap agreement with a notional amount of $5 million under which the Company paid a fixed rate of interest and received a LIBOR-based floating rate. The interest rate swap agreement expired during September 2001 and as of March 31, 2002 the Company had no interest rate swap agreements in effect. The Company's interest rate swap agreement which expired during September 2001 did not qualify for hedge accounting under SFAS 133 and as such the change in the fair value of the interest rate swap agreement had been recognized currently as interest expense, net in the Company's consolidated statement of operations. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the three months ended March 31, 2001.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and amends Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), to exclude from its scope goodwill and intangible assets that are not amortized. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach. SFAS No. 142 was effective January 1, 2002 and the Company is required to complete step one of a transitional impairment test by June 30, 2002 and to complete step two of the transitional impairment test, if step one indicates that the reporting unit's carrying value exceeds its fair value, by December 31, 2002. Any impairment loss resulting from the transitional impairment test is required to be recorded as a cumulative effect of a change in accounting principle in the quarter ended March 31, 2002. Any subsequent impairment losses would be reflected in operating income in the consolidated statement of operations. Management is currently evaluating the impact of SFAS No. 142 and, based on the preliminary results of step one of the transitional impairment test, the Company will be required to perform step two of the transitional impairment test and the Company believes that some portion of the $74.2 million in goodwill recorded as of March 31, 2002 will be impaired. Approximately $60.7 million of the goodwill recorded as of March 31, 2002 relates to the Company's electrical products business segment with $13.5 million related to the Company's aluminum business segment. The goodwill write-down which may be required could have a material impact on the Company's results of operations or financial position. Management currently anticipates concluding step two of the transitional impairment test and recording any indicated goodwill write-down during the second quarter of 2002. As required by SFAS No.142 and previously described, the Company would record the write-down as a cumulative effect of a change in accounting principle as of January 1, 2002 and would restate the Company's first quarter 2002 financial results.

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


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

           10.1 Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and PNC Bank, National Association, as administrative agent, dated as of March 21, 2002.

           10.2 Second Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of PNC Bank, National Association, as administrative agent, dated as of March 21, 2002.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

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


                       COMMONWEALTH INDUSTRIES, INC.


                       By:      /s/ Donald L. Marsh, Jr.
                                ------------------------
                                    Donald L. Marsh, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer


Date:    May  1, 2002

                                  Exhibit Index
                                  -------------
Exhibit
Number                                      Description
-------           -------------------------------------------------------------
  10.1            Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and PNC Bank, National Association, as administrative agent, dated as of March 21, 2002.

  10.2 Second Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of PNC Bank, National Association, as administrative agent, dated as of March 21, 2002.

                                                              Exhibit 10.1
                                                              ------------

                         COMMONWEALTH INDUSTRIES, INC.,

                               CI HOLDINGS, INC.,

                       COMMONWEALTH ALUMINUM CORPORATION,

                               ALFLEX CORPORATION,

                               CA LEWISPORT, INC.,

                      COMMONWEALTH ALUMINUM LEWISPORT, LLC,

                        COMMONWEALTH ALUMINUM METALS, LLC

                                       and

                       COMMONWEALTH ALUMINUM CONCAST, INC.

                          -----------------------------


                          -----------------------------


                   THIRD AMENDED AND RESTATED CREDIT AGREEMENT

                           Dated as of March 21, 2002


                          -----------------------------


                         PNC BANK, NATIONAL ASSOCIATION,
                             as Administrative Agent

                                      (v)
                                TABLE OF CONTENTS

                  This Table of Contents is not part of the Agreement to which it is attached but is inserted for convenience of reference only.



                                                                                                                Page
Section 1.        Definitions and Accounting Matters..............................................................3
         1.01     Certain Defined Terms...........................................................................3
         1.02     Accounting Terms and Determinations............................................................28
         1.03     Types of Loans.................................................................................29

Section 2.        Commitments, Loans, Notes and Prepayments......................................................29
         2.01     Loans..........................................................................................29
         2.02     Borrowings.....................................................................................30
         2.03     Letters of Credit..............................................................................30
         2.04     Changes of Commitments.........................................................................38
         2.05     Certain Fees...................................................................................39
         2.06     Lending Offices................................................................................39
         2.07     Several Obligations; Remedies Independent......................................................40
         2.08     Notes..........................................................................................40
         2.09     Optional Prepayments and Conversions or Continuations of Loans.................................41

Section 3.        Payments of Principal and Interest.............................................................42
         3.01     Repayment of Loans.............................................................................42
         3.02     Interest.......................................................................................43

Section 4.        Payments; Pro Rata Treatment; Computations; Etc................................................45
         4.01     Interest.......................................................................................45
         4.02     Pro Rata Treatment.............................................................................45
         4.03     Computations...................................................................................46
         4.04     Minimum Amounts................................................................................46
         4.05     Certain Notices................................................................................47
         4.06     Accounting Terms and Determinations............................................................48
         4.07     Sharing of Payments, Etc.......................................................................49

Section 5.        Yield Protection, Etc..........................................................................50
         5.01     Additional Costs...............................................................................50
         5.02     Limitation on Types of Loans...................................................................52
         5.03     Illegality; Impracticability...................................................................52
         5.04     Treatment of Affected Revolving Credit Loans...................................................52
         5.05     Compensation...................................................................................53
         5.06     Additional Costs in Respect of Letters of Credit...............................................54
         5.07     U.S. Taxes.....................................................................................55
         5.08     Replacement of Lenders.........................................................................55
         6.01     The Guarantee..................................................................................56
         6.02     Obligations Unconditional......................................................................57
         6.03     Reinstatement..................................................................................58
         6.04     Subrogation....................................................................................58
         6.05     Remedies.......................................................................................59
         6.06     Continuing Guarantee...........................................................................59
         6.07     Rights of Contribution.........................................................................59
         6.08     Limitation on Guarantee Obligations............................................................60

Section 7.        Conditions Precedent...........................................................................60
         7.01     Conditions to Effectiveness....................................................................60
         7.02     Initial and Subsequent Extensions of Credit....................................................64

Section 8.        Representations and Warranties.................................................................65
         8.01     Corporate Existence............................................................................65
         8.02     Financial Condition............................................................................65
         8.03     Litigation.....................................................................................66
         8.05     Action.........................................................................................66
         8.07     Use of Credit..................................................................................67
         8.08     ERISA..........................................................................................67
         8.09     Taxes..........................................................................................67
         8.10     Investment Company Act.........................................................................67
         8.11     Public Utility Holding Company Act.............................................................67
         8.12     Material Agreements and Liens..................................................................68
         8.13     Environmental Matters..........................................................................68
         8.14     Capitalization.................................................................................70
         8.15     Subsidiaries, Etc..............................................................................70
         8.16     Title to Properties............................................................................71
                          -
         8.17     True and Complete Disclosure...................................................................71
         8.18     Real Property..................................................................................71
         8.19     Security Documents.............................................................................71
         8.20     Senior Debt Status.............................................................................72
         8.21     Compliance with Laws...........................................................................72
         8.22     No Event of Default; Compliance with Instruments...............................................72
         8.23     Patents, Trademarks, Copyrights, Licenses, Etc.................................................72
         8.25     Employment Matters.............................................................................73

Section 9.        Covenants of the Obligors......................................................................73
         9.01     Financial Statements, Etc......................................................................73
         9.02     Litigation.....................................................................................77
         9.03     Existence, Etc.................................................................................77
         9.04     Insurance......................................................................................78
         9.05     Prohibition of Fundamental Changes.............................................................80
         9.06     Limitation on Liens............................................................................82
         9.07     Indebtedness; Guarantees.......................................................................82
         9.08     Investments....................................................................................84
         9.09     Dividend Payments..............................................................................85
         9.10     Certain Financial Covenants....................................................................85
         9.11     Capital Expenditures...........................................................................86
         9.12     Subordinated Indebtedness......................................................................86
         9.13     Lines of Business..............................................................................86
         9.14     Transactions with Affiliates...................................................................87
         9.15     Use of Proceeds................................................................................87
         9.16     Certain Obligations Respecting Subsidiaries....................................................87
         9.17     Modifications of Certain Documents.............................................................88
         9.18     Commodity Hedging Activities...................................................................88
         9.19     After-Acquired Real Estate.....................................................................89
         9.20     Activities of the Parent and Holdings..........................................................89
         9.21     Further Assurances.............................................................................89

Section 10.       Events of Default..............................................................................89
         10.01    Collateral Sharing.............................................................................94
         10.02    Other Rights and Remedies......................................................................94
         10.03    Notice of Sale.................................................................................94

Section 11.       The Administrative Agent.......................................................................95
         11.01    Appointment, Powers and Immunities.............................................................95
         11.02    Reliance by Administrative Agent...............................................................96
         11.04    Rights as a Lender.............................................................................97
         11.05    Indemnification................................................................................97
         11.06    Non-Reliance on Administrative Agent and Other Lenders.........................................97
         11.07    Failure to Act.................................................................................98
         11.08    Resignation or Removal of Administrative Agent.................................................99
         11.09    Consents under Other Credit Documents..........................................................99
         11.10    Collateral Sub-Agents..........................................................................99
         11.11    Calculations..................................................................................100
         11.12    Beneficiaries.................................................................................100
         11.13    Agent's Fee...................................................................................100

Section 12.       Miscellaneous.................................................................................100
         12.01    Waiver........................................................................................100
         12.02    Notices.......................................................................................100
         12.03    Expenses, Etc.................................................................................101
         12.04    Amendments, Etc...............................................................................103
         12.05    Successors and Assigns........................................................................103
         12.06    Accounting Terms and Determinations...........................................................103
         12.07    Successors and Assigns........................................................................105
         12.09    Counterparts..................................................................................106
         12.10    Governing Law; Submission to Jurisdiction.....................................................106
         12.11    Waiver of Jury Trial..........................................................................106
         12.12    Treatment of Certain Information; Confidentiality.............................................106
         12.13    Administrative Agent's and Lender's Consent; Determinations...................................107
         12.14    Exceptions....................................................................................108
         12.15    Tax Withholding Clause........................................................................108
         12.16    No Novation...................................................................................109
         12.17    Prior Understanding...........................................................................109


                                    SCHEDULES

SCHEDULE I                 -        Lenders and Commitments
SCHEDULE II                -        Litigation
SCHEDULE III               -        Conflicts
SCHEDULE IV                -        Material Agreement and Liens
SCHEDULE V                 -        Certain Environmental Matters
SCHEDULE VI                -        Capitalization and Equity Rights relating to
                                      the Obligors
SCHEDULE VII               -        Subsidiaries and Investments
SCHEDULE VIII              -        Real Estate
SCHEDULE IX                -        Insurance


                                    EXHIBITS

EXHIBIT 1.01(B)            -        Form of Borrowing Base Certificate
EXHIBIT 1.01(C)            -        Form of Compliance Certificate
EXHIBIT 1.01(I)            -        Form of Intercompany Subordination Agreement
EXHIBIT 1.01(J)            -        Form of Joinder
EXHIBIT 1.01(L)            -        Form of Loan Request
EXHIBIT 1.01(P)            -        Form of Pledge and Security Agreement
EXHIBIT 1.01(R)            -        Form of Revolving Credit Note
EXHIBIT 1.01(S)(1)         -        Form of Swingline Loan Request
EXHIBIT 1.01(S)(2)         -        Form of Swingline Note

                                             Credit Agreement

                                             Credit Agreement
                  THIRD AMENDED AND RESTATED CREDIT AGREEMENT (this "Agreement") dated as of March 21, 2002, among:

     (1) COMMONWEALTH INDUSTRIES, INC., a corporation duly organized and validly existing under the laws of the State of Delaware (the "Parent") and the successor by merger to CI Holdings, Inc.; ------

     (2) CI HOLDINGS, INC., a corporation duly organized and validly existing under the laws of the State of Delaware ("CI Holdings") ----------- and formerly known as Alflex Corporation;

     (3) COMMONWEALTH ALUMINUM CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware ("CAC");

     (4) ALFLEX CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware ("New ---- Alflex");

     (5) CA LEWISPORT, INC., a corporation duly organized and validly existing under the laws of the State of Delaware ("Old Lewisport") and formerly known as Commonwealth Aluminum Lewisport, Inc. and as Commonwealth Aluminum ------------- Corporation;

     (6) COMMONWEALTH ALUMINUM LEWISPORT, LLC, a limited liability company duly formed and validly existing under the laws of the state of Delaware ("New Lewisport");

     (7) COMMONWEALTH ALUMINUM METALS, LLC, a limited liability company duly formed and validly existing under the laws of the State of Delaware ("Metals");

     (8) COMMONWEALTH ALUMINUM CONCAST, INC. (formerly named Barmet Aluminum Corporation) a corporation duly organized and validly existing under the laws of the State of Ohio ("CACI" and, together with CAC, CI Holdings, Old Lewisport, New Lewisport, Metals and New Alflex, each a "Revolving Credit Borrower" and, collectively, the "Revolving Credit Borrowers"); (9) each of the Subsidiaries of the Parent identified under the caption "SUBSIDIARY GUARANTORS" on the signature pages hereto and each Subsidiary of the Parent that becomes a "Subsidiary Guarantor" after the date hereof pursuant to Section 9.16(a) hereof (each, a "Subsidiary Guarantor" and, collectively, the "Subsidiary Guarantors"); (10) each of the lenders that is a signatory hereto identified under the caption "LENDERS" on the signature pages hereto and each lender that becomes a "Lender" after the date hereof pursuant to Section 12.06(b) hereof (individually, a "Lender" and, collectively, the "Lenders"); and (11) PNC BANK, NATIONAL ASSOCIATION, as administrative agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent").

                  PRELIMINARY STATEMENTS:

                  Terms used in these Preliminary Statements and not otherwise defined shall have the meanings assigned to such terms in Section 1.01 of this Agreement.

                  (1)......The Obligors, the Existing Lenders, and Bank One,
Indiana, N.A. (the "Existing Agent") are parties to a Second Amended and Restated Credit Agreement dated as of December 19, 1997 (as heretofore modified and supplemented and in effect on the date of this Agreement, the "Existing Credit Agreement"), which amended and restated the Amended and Restated Credit Agreement dated as of November 29, 1996 (the "First Restated Credit Agreement"), which amended and restated the Credit Agreement dated as of September 26, 1996 (the "Original Credit Agreement"), providing, subject to the terms and conditions thereof, for the making of extensions of credit to the Borrowers. Prior to the date hereof, the Term Loans under (and as defined in) the First Restated Credit Agreement have been paid in full and the Term Loan Commitments under (and as defined in) the First Restated Credit Agreement have been cancelled. The obligations and all indebtedness of the Borrowers under the Original Credit Agreement, as amended and restated by the First Restated Credit Agreement and as amended and restated by the Existing Credit Agreement are secured by pledges, liens, and security interests granted pursuant to the Original Collateral Documents. Pursuant to an Amendment and Assignment dated of even date herewith, (i) the revolving credit commitments under the Existing Credit Agreement have been reduced to $20,000,000, and the Swingline Commitment under the Existing Credit Agreement has been reduced to $7,500,000, (ii) the revolving credit loans and the swingline loans outstanding under the Existing Credit Agreement and the related revolving credit commitments and swingline commitment of all the lenders under the Existing Credit Agreement have been assigned to PNC Bank, (iii) the Existing Agent has resigned as administrative agent under the Existing Credit Agreement, and (iv) PNC Bank has been appointed administrative agent under the Existing Credit Agreement. Pursuant to an Assignment of even date herewith, (i) the Existing Credit Agreement is amended and restated and hereafter evidenced by this Agreement, and PNC Bank has assigned the Revolving Credit Commitments to the Lenders as set forth on
Schedule I to this Agreement. As of the Restatement Effective Date, all indebtedness, obligations, and liabilities under the Existing Credit Agreement and the documents related thereto, shall continue under this Agreement in accordance with the terms hereof and under the Credit Documents in accordance with the terms of each of the Credit Documents, and the liens, security interests, pledges and guarantees made pursuant to the Original Credit Agreement and the Original Collateral Documents continue by the renewal, amendment and restatement of the Original Collateral Documents in their entirety in accordance with the terms thereof and of the Existing Credit Agreement (as it amends and restates the First Restated Credit Agreement, as it amends and restates the Original Credit Agreement).

                  (2)......Each of the Obligors expects to derive benefit,
directly or indirectly, from the credit extended to the Borrowers hereunder, both in its separate capacity and as a member of the Commonwealth Group, since the successful operation of each of such Obligors will be dependent on the continued successful performance of the functions of such Commonwealth Group as a whole.

                  Accordingly, the parties hereto hereby agree that the Existing Credit Agreement shall, as of the date hereof (but subject to the satisfaction of the conditions precedent specified in Section 7.01 hereof), be amended and restated in its entirety as follows:

Section 1.........Definitions and Accounting Matters.
----------------------------------------------------

..1 Certain Defined Terms. As used herein, the following terms shall have the following meanings (all terms defined in this Section 1.01 or in other provisions of this Agreement in the singular are intended to have the correlative meanings when used in the plural and vice versa):

                  "Account" shall mean and include, as to each Borrower, all of such Borrower's accounts, contract rights, instruments (including those evidencing indebtedness owed to Borrowers by their Affiliates), documents, chattel paper, general intangibles relating to accounts, drafts and acceptances, and all other forms of obligations owing to such Borrower arising out of or in connection with the sale or lease of Inventory or the rendition of services, all guarantees and other security therefor, whether secured or unsecured, now existing or hereafter created, and whether or not specifically sold or assigned to the Administrative Agent hereunder.

                  "Account Debtor" shall mean any Person who is or who may become obligated to any Obligor under, with respect to, or on account of, an Account.

                  "Administrative Agent" shall have the meaning assigned to such term in the recital of parties to this Agreement.

                  "Affiliate" shall mean any Person directly or indirectly controlling, directly or indirectly controlled by or under direct or indirect common control with the Parent. As used in this definition, "control" (including, with its correlative meanings, "controlling", "controlled by" and "under common control with") shall mean possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of securities or partnership or other ownership interests, by contract or otherwise), provided that, in any event, any Person that owns directly or indirectly securities having 10% or more of the voting power for the election of directors or other governing body of a corporation or 10% or more of the partnership or other ownership interests of any other Person (other than as a limited partner of such other Person) will be deemed to control such corporation or other Person. Notwithstanding the foregoing, (a) no individual shall be an Affiliate solely by reason of his or her being a director, officer or employee of the Parent or any of its Subsidiaries and (b) none of the Wholly Owned Subsidiaries of the Parent which are Obligors hereunder shall be Affiliates.

                  "Agent's Fee" shall have the meaning assigned to such term in
Section 11.13 hereof.

                  "Agent's Letter" shall have the meaning assigned to such term in Section 11.13 hereof.

                  "Aluminum Business" shall mean the business of developing, manufacturing, producing, marketing, transporting and selling aluminum, aluminum products and electrical wiring products (including, without limitation, flexible conduit and pre-wired armored cable) and any other business incidental thereto.

                  "Applicable Lending Office" shall mean, for each Lender and for each Type of Loan, the lending office of such Lender (or, subject to Section
2.06 hereof, of an affiliate of such Lender) designated for such Type of Loan as specified on Schedule I hereto of such Lender or such other lending office of such Lender (or, subject to Section 2.06 hereof, of an affiliate of such Lender) as such Lender may from time to time specify to the Administrative Agent and the Parent as the office by which its Loans of such Type are to be made and maintained.

                  "Applicable Letter of Credit Percentage" shall mean, at any time, the Applicable Margin in effect at such time with respect to Revolving Credit Loans that are Eurodollar Loans.

                  "Applicable Margin" shall mean, at any time, for each Type of Revolving Credit Loans set forth below, the percentage set forth below such Type opposite the Applicable Pricing Level in effect at such time:

========================= ================================ ====================
 Applicable
 Pricing Level               Base Rate Loans                  Eurodollar Loans
--------------------- -------------------------------- ------------------------

    1                             .0%                              1.50%


    2                             .25%                             1.75%


    3                             .50%                             2.00%
 ========================= ================================ ====================



                  "Applicable Pricing Level" in effect at any time on or after the Initial Delivery Date shall be deemed to be the level specified in the schedule below opposite the Total Leverage Ratio in effect on the Initial Delivery Date (as certified by the Company and set forth in a certificate of a Responsible Officer delivered as required pursuant to the definition of Initial Delivery Date); provided that if the Total Leverage Ratio as at the last day of any fiscal quarter of the Parent ending on or after the Initial Delivery Date shall fall within any of the ranges set forth in the schedule below then, subject to the delivery to the Administrative Agent of a certificate of a Responsible Officer of the Parent pursuant to Section 9.01(i) (as well as the related financial statements required by Section 9.01(a) and (b)) demonstrating such fact prior to the end of the next succeeding fiscal quarter, the Applicable Pricing Level shall be changed to the Applicable Pricing Level set forth opposite such range in such schedule during the period commencing on the Quarterly Date on or immediately following the date of receipt of such certificate to but not including the next succeeding Quarterly Date thereafter:

============================================= ==================================
 Applicable
 Pricing Level      Total Leverage Ratio
----------------  --------------------------------------------------------------


     1              Less than 2.50 to 1.00


     2              Greater than or equal to 2.50 to 1.00 and less than
                             3.00 to 1.00


     3              Greater than or equal to 3.00 to 1.00
============================================= ==================================

                  "Bankruptcy Code" shall mean the Federal Bankruptcy Code of 1978, as amended from time to time.

                  "Base Rate" shall mean, for any day, a rate per annum equal to the higher of (a) the Federal Funds Rate for such day plus 1/2 of 1% and (b) the Prime Rate for such day. Each change in any interest rate provided for herein based upon the Base Rate resulting from a change in the Base Rate shall take effect at the time of such change in the Base Rate.

                  "Base Rate Loan" shall mean any Revolving Credit Loan that bears interest at rates based upon the Base Rate and "Base Rate Loans" shall mean collectively all Revolving Credit Loans that bear interest at rates based upon the Base Rate.

                  "Borrower" shall mean each Revolving Credit Borrower and "Borrowers" shall mean the Revolving Credit Borrowers.

                  "Borrowing Base" shall mean at any time, the sum of (i) 60% of Qualified Inventory (determined at the lower of cost or market) other than work-in-process of New Alflex, plus (ii) 40% of Qualified Inventory (determined at the lower of cost or market) of work-in-process of New Alflex; provided, however, that subsequent to an appraisal of Inventory conducted pursuant to
Section 9.01(j), the Required Lenders may decrease the advance rate below 60% or 40%, as the case may be, in its discretion based on its review of such appraisal, and the Administrative Agent may establish reserves as it may deem proper and necessary from time to time.

                  "Borrowing Base Certificate" shall mean each Borrowing Base Certificate to be delivered by the Borrowers to the Administrative Agent pursuant to Section 9.01(h), in substantially the form attached hereto as
Exhibit 1.01(B), with the blanks appropriately completed, as amended, supplemented or otherwise modified from time to time.

                  "Borrowing Date" shall have the meaning assigned to such term in Section 2.02 hereof.

                  "Business Day" shall mean any day (a) on which commercial banks are not authorized or required to close in New York, New York or Pittsburgh, Pennsylvania and (b) if such day relates to a borrowing of, a payment or prepayment of principal of or interest on, a Conversion of or into, or an Interest Period for, a Eurodollar Loan or a notice by a Borrower with respect to any such borrowing, payment, prepayment, Conversion or Interest Period, that is also a day on which dealings in Dollar deposits are carried out in the London interbank market.

                  "CAC" shall have the meaning assigned to such term in the recital of parties to this Agreement.

                  "CACI" shall have the meaning assigned to such term in the recital of parties to this Agreement.

                  "CFC" shall mean Commonwealth Financing Corp., a Delaware corporation.

                  "Calculation Period" shall mean, at any date, the period of four consecutive fiscal quarters of the Parent ending on or most recently ended prior to such date.

                  "Capital Expenditures" shall mean, for any period, expenditures (including, without limitation, the aggregate amount of Capital Lease Obligations paid or payable during such period) made by the Parent or any of its Subsidiaries to acquire or construct fixed assets, plant and equipment (including renewals, improvements and replacements) during such period computed in accordance with GAAP.

                  "Capital Lease Obligations" shall mean, for any Person, all obligations of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) Property to the extent such obligations are required to be classified and accounted for as a capital lease on a balance sheet of such Person under GAAP, and, for purposes of this Agreement, the amount of such obligations shall be the capitalized amount thereof, determined in accordance with GAAP.

                  "Capital Stock" shall mean, with respect to any Person, any and all shares, interests, participations or other equivalents (however designated, whether voting or non-voting) of such Person's capital stock, limited liability company interests, partnership interests, or other ownership interests, including, without limitation, all common stock and all preferred stock.

                  "Casualty Event" shall mean, with respect to any Property of any Person, any loss of or damage to, or any condemnation or other taking of, such Property for which such Person or any of its Subsidiaries receives insurance proceeds, or proceeds of a condemnation award or other compensation.

                  "Change of Control" shall mean:

                           (a) that any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not applicable, except that for purposes of this paragraph
         (b) such person or group shall be deemed to have "beneficial ownership" of all shares that such person or group has the right to acquire, whether such right is exercisable immediately or only after the passage of time), is or becomes the "beneficial owner" (as such term is used in Rule 13d-3 promulgated pursuant to the Exchange Act), directly or indirectly, of more than 25% of the aggregate voting power of all Voting Stock of the Parent; or

                           (b) that individuals who on the date hereof constituted the Board of Directors of the Parent (together with any new directors whose election by such Board or whose nomination for election by the stockholders of the Parent was approved by a majority of the directors then still in office who were either directors on the date hereof or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Parent; or

                           (c) that the Parent shall be required pursuant to the provisions of the Senior Subordinated Debt Documents (or any other agreement or instrument relating to or providing for any other Subordinated Indebtedness) to redeem or repurchase, or make an offer to redeem or repurchase, all or any portion of the Senior Subordinated Debt (or such Subordinated Indebtedness, as the case may be) as a result of a change of control (however defined).

                  "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

     "Collateral  Account"  shall  have the  meaning  assigned  to such  term in
Section 4.01 of the Pledge and Security Agreement.

                  "Commercial Letter of Credit" shall mean any Letter of Credit which is a commercial letter of credit issued in respect of the purchase of goods or services by a Person in the ordinary course of its business.

                  "Commission" shall mean the Securities and Exchange Commission, or any regulatory body that succeeds to the functions thereof.

                  "Commitment" shall mean as to any Lender, its Revolving Credit Commitment and, in the case of the Swingline Lender, its Swingline Commitment, and "Commitments" shall mean the aggregate Revolving Credit Commitments and Swingline Commitment of all Lenders.

                  "Commitment Termination Date" shall mean the Quarterly Date falling on or nearest to March 31, 2005.

                  "Commodity Hedge Agreements" shall have the meaning assigned to such term in Section 9.18 hereof.

                  "Commonwealth Group" shall mean the Parent and each of its Subsidiaries, and a "Member" of the Commonwealth Group shall mean, individually, the Parent and each of its Subsidiaries.

                  "Compliance Certificate" shall mean each Compliance Certificate to be delivered by the Parent to the Administrative Agent pursuant to Section 9.01(i), in substantially the form attached hereto as Exhibit 1.01(C), with the blanks appropriately completed, as amended, supplemented or otherwise modified from time to time.

                  "Continue", "Continuation" and "Continued" shall refer to the continuation pursuant to Section 2.09 hereof of a Eurodollar Loan from one Interest Period to the next Interest Period.

                  "Convert", "Conversion" and "Converted" shall refer to a conversion pursuant to Section 2.09 hereof of one Type of Loans into another Type of Loans, which may be accompanied by the transfer by a Lender (at its sole discretion) of a Loan from one Applicable Lending Office to another.

                  "Credit Documents" shall mean, collectively, this Agreement, the Notes, the Letter of Credit Documents, the Security Documents, the Intercompany Subordination Agreement and the Agent's Letter, and "Credit Document" shall mean any of the Credit Documents.

     "Default" shall mean an Event of Default or an event that with notice or lapse of time or both would become an Event of Default.

                  "Disposition" shall mean any sale, assignment, transfer or other disposition of any Property (whether now owned or hereafter acquired) by the Parent or any of its Subsidiaries to any other Person excluding (a) any sale, assignment, transfer or other disposition of any Property sold or disposed of in the ordinary course of business and on ordinary business terms and (b) any Receivables Sale.

                  "Dividend Payment" shall mean dividends (in cash, Property or obligations) on, or other payments or distributions on account of, or the setting apart of money for a sinking or other analogous fund for, or the purchase, redemption, retirement or other acquisition of, any shares of any class of stock of the Parent or any of its Subsidiaries or of any warrants, options or other rights to acquire the same (or to make any payments to any Person, such as "phantom stock" payments, where the amount thereof is calculated with reference to the fair market or equity value of the Parent or any of its Subsidiaries), but excluding dividends payable solely in shares of Capital Stock of the Parent (or in options, warrants and other rights to acquire such shares of Capital Stock).

                  "Dollars" and "$" shall mean lawful money of the United States of America.

                  "Drawing Date" shall have the meaning assigned to such term in
Section 2.03(b)(iv) hereof.

                  "EBITDA" shall mean the sum, for the Parent and its Subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP), of the following: (a) net income for such period, plus
(b) the amount of Total Interest Expense for such period, plus (c) income tax expense during such period, plus (d) depreciation and amortization for such period, plus (e) extraordinary losses for such period, plus (f) for any period that includes the calendar quarter ended December 31, 2001, nonrecurring losses recognized during the fiscal quarter ended December 31, 2001, related to asset impairment, goodwill reduction, termination of the Parent's executive incentive plan, and provision for uncollectable accounts (all as previously disclosed to the Administrative Agent), but not in excess of $179,000,000 in the aggregate,
(g) in the case of any period during calendar year 2002, an amount equal to the amount deducted, on account of impairment of goodwill, in calculating net income for such period in accordance with GAAP, minus (h) extraordinary gains for such period.

                  "Environmental Claim" shall mean, with respect to any Person, any written notice, claim, demand or other communication (collectively, a "claim") by any other Person alleging or asserting such Person's liability for investigatory costs, cleanup costs, governmental response costs, damages to natural resources or other Property, personal injuries, fines or penalties arising out of, based on or resulting from (i) the presence, or Release into the environment, of any Hazardous Material at any location, whether or not owned by such Person, or (ii) circumstances forming the basis of any violation, or alleged violation, of any Environmental Law. The term "Environmental Claim" shall include, without limitation, any claim by any governmental authority for enforcement, cleanup, removal, response, remedial or other actions or damages pursuant to any applicable Environmental Law, and any claim by any third party seeking damages, contribution, indemnification, cost recovery, compensation or injunctive relief resulting from the presence of Hazardous Materials or arising from alleged injury or threat of injury to health, safety or the environment.

                  "Environmental Laws" shall mean any and all present and future Federal, state, local and foreign laws, rules or regulations, and any orders or decrees, in each case as now or hereafter in effect, relating to the regulation or protection of human health, safety or the environment or to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals or toxic or hazardous substances or wastes into the environment, including, without limitation, ambient air, soil, surface water, ground water, wetlands, land or subsurface strata, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemicals or toxic or hazardous substances or wastes.

                  "Equity Rights" shall mean, with respect to any Person, any subscriptions, options, warrants, commitments, preemptive rights or agreements of any kind (including, without limitation, any stockholders' or voting trust agreements) for the issuance, sale, registration or voting of, or securities convertible into, any additional shares of Capital Stock of any class, or partnership, limited liability company or other ownership interests of any type in, such Person.

                  "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time.

                  "ERISA Affiliate" shall mean any corporation or trade or business that is a member of any group of organizations (i) described in Section 414(b) or (c) of the Code of which the Parent is a member and (ii) solely for purposes of potential liability under Section 302(c)(11) of ERISA and Section 412(c)(11) of the Code and the lien created under Section 302(f) of ERISA and Section 412(n) of the Code, described in Section 414(m) or (o) of the Code of which the Parent is a member.

                  Euro-Rate shall mean, with respect to the Eurodollar Loans for any Interest Period, the interest rate per annum determined by the Administrative Agent by dividing (the resulting quotient rounded upwards, if necessary, to the nearest 1/100th of 1% per annum) (i) the rate of interest determined by the Administrative Agent in accordance with its usual procedures (which determination shall be conclusive absent manifest error) to be the average of the London interbank offered rates for U.S. Dollars quoted by the British Bankers' Association ("BBA") as set forth on Dow Jones Markets Service ("DJMS", formerly known as Telerate) (or appropriate successor or, if the British Bankers' Association or its successor ceases to provide such quotes, a comparable replacement determined by the Administrative Agent) display page 3750 (or such other display page on the DJMS system as may replace display page 3750) two (2) Business Days prior to the first day of such Interest Period for an amount comparable to such Eurodollar Loan and having a borrowing date and a maturity comparable to such Interest Period by (ii) a number equal to 1.00 minus the Reserve Requirement. The Euro-Rate may also be expressed by the following formula:

                           Average of London interbank offered rates quoted by BBA or appropriate successor as shown on
         Euro-Rate =             DJMS display page 3750
                                 ----------------------
                                 1.00 - Reserve Requirement

                  The Euro-Rate shall be adjusted with respect to any Eurodollar Loan that is outstanding on the effective date of any change in the Reserve Requirement as of such effective date. The Administrative Agent shall give prompt notice to the Parent of the Euro-Rate as determined or adjusted in accordance herewith, which determination shall be conclusive absent manifest error.

                  "Eurodollar Loans" shall mean collectively Revolving Credit Loans that bear interest at rates based on rates referred to in the definition of "Euro-Rate" in this Section 1.01 and "Eurodollar Loan" shall mean separately any such Revolving Credit Loan.

                  "Events of Default" shall have the meaning assigned to such term in Section 10 hereof, and any of such events shall be an "Event of Default".
                  "Excess Funding Guarantor" shall have the meaning assigned to such term in Section 6.07(b) hereof.

                  "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended from time to time.

                  "Existing Agent" shall have the meaning assigned to such term in the preliminary statements hereof.

                  "Existing Credit Agreement" shall have the meaning assigned to such term in the preliminary statements hereof.

                  "Existing Lenders" shall mean each of the lenders party to the Existing Credit Agreement immediately prior to the Restatement Effective Date.

                  "Existing Loans" shall have the meaning assigned to such term in the preliminary statements hereof.

                  "Facility Fees" shall have the meaning assigned to such term in Section 2.05(a) hereof.

                  "Federal Funds Rate" shall mean, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if the day for which such rate is to be determined is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day and (b) if such rate is not so published for any Business Day, the Federal Funds Rate for such Business Day shall be the average rate charged to PNC Bank on such Business Day on such transactions as determined by the Administrative Agent.

                  "Financial Projections" shall have the meaning assigned to such term in Section 8.02(b) hereof.

                  "Fixed Charges Ratio" shall mean, as at any date, the ratio of
(a) EBITDA for the then-current Calculation Period, to (b) the sum of (i) Total Interest Expense for such period, plus (ii) taxes actually paid during such period, plus (iii) Maintenance Capital Expenditures for such period, plus (iv) dividends paid by the Parent to its shareholders during such period.

                  "GAAP" shall mean generally accepted accounting principles applied on a basis consistent with those that, in accordance with the last sentence of Section 1.02(a) hereof, are to be used in making the calculations for purposes of determining compliance with this Agreement.

                  "General Guaranteed Obligations" shall have the meaning assigned to such term in Section 6.01(a) hereof.

                  "Governmental Acts" shall have the meaning assigned to such term in Section 2.03 hereof.

                  "Guarantee" shall mean a guarantee, an endorsement, a contingent agreement to purchase or to furnish funds for the payment or maintenance of, or otherwise to be or become contingently liable under or with respect to, the Indebtedness, other obligations, net worth, working capital or earnings of any Person, or a guarantee of the payment of dividends or other distributions upon the stock or equity interests of any Person, or an agreement to purchase, sell or lease (as lessee or lessor) Property, products, materials, supplies or services primarily for the purpose of enabling a debtor to make payment of such debtor's obligations or an agreement to assure a creditor against loss, and including, without limitation, causing a bank or other financial institution to issue a letter of credit or other similar instrument for the benefit of another Person, but excluding endorsements for collection or deposit in the ordinary course of business. The terms "Guarantee" and "Guaranteed" used as a verb shall have a correlative meaning.

                  "Guaranteed Obligations" shall have the meaning assigned to such term in Section 6.01(b) hereof.

                  "Guarantors" shall mean (a) with respect to the General Guaranteed Obligations, the Parent and the Subsidiary Guarantors and (b) with respect to the Joint Obligations, the Revolving Credit Borrowers.

                  "Hazardous Material" shall mean, collectively, (a) any petroleum or petroleum products, flammable materials, explosives, radioactive materials, asbestos, urea formaldehyde foam insulation, and transformers or other equipment that contain polychlorinated biphenyls ("PCB's"), (b) any chemicals or other materials or substances that are now or hereafter become defined as or included in the definition of "hazardous substances", "hazardous wastes", "hazardous materials", "extremely hazardous wastes", "restricted hazardous wastes", "toxic substances", "toxic pollutants", "contaminants", "pollutants" or words of similar import under any Environmental Law and (c) any other chemical or other material or substance, exposure to which is now or hereafter prohibited, limited or regulated under any Environmental Law.

                  "Immaterial Subsidiary" shall mean, as at any date:

     (a) Commonwealth Aluminum Scottsboro, Inc., provided that Commonwealth Aluminum Scottsboro, Inc. shall cease to be an "Immaterial Subsidiary" if at any time it shall have (i) at least 5% of the total consolidated assets of the Parent and its Subsidiaries (determined as of the last day of the fiscal year of the Parent ending on or most recently ended prior to such date) or (ii) at least 5% of the consolidated revenues of the Parent and its Subsidiaries for the fiscal year of the Parent ending on or most recently ended prior to such date;

                  (b) each other Subsidiary of the Parent that, as at the end of and for the quarterly accounting period ending on or most recently ended prior to such date, shall have less than $500,000 in assets and less than $500,000 in gross revenues; and

                  (c)      any Subsidiary described in Section 9.08(h) hereof.

                  "Indebtedness" shall mean, for any Person (without duplication): (a) obligations created, issued or incurred by such Person for borrowed money (whether by loan, the issuance and sale of debt securities or the sale of Property to another Person subject to an understanding or agreement, contingent or otherwise, to repurchase such Property from such Person); (b) obligations of such Person to pay the deferred purchase or acquisition price of Property or services, other than trade accounts payable (other than for borrowed money) arising, and accrued liabilities incurred, in the ordinary course of business so long as such trade accounts payable are payable within 90 days of the date the respective goods are delivered or the respective services are rendered; (c) Indebtedness of others secured by a Lien on the Property of such Person, whether or not the respective indebtedness so secured has been assumed by such Person; (d) reimbursement obligations of such Person in respect of letters of credit or similar instruments issued or accepted by banks and other financial institutions for account of such Person; (e)Capital Lease Obligations of such Person; and (f)Indebtedness of others Guaranteed by such Person.

                  "Ineligible Security" shall mean any security which may not be underwritten or dealt in by member banks of the Federal Reserve System under
Section 16 of the Banking Act of 1933 (12 U.S.C. Section 24, Seventh), as amended.

                  "Initial Delivery Date" shall mean the date of delivery by the Parent to the Administrative Agent and the Lenders of the Compliance Certificate and related financial statements for the fiscal quarter of the Parent ended September 30, 2002, all as required by Section 9.01 hereof.

                  "Insolvency Proceeding" shall mean, with respect to any Person, (a) a case, action or proceeding with respect to such Person (i) before any court or any other Official Body under any bankruptcy, insolvency, reorganization or other similar Law now or hereafter in effect, or (ii) for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or similar official) of any Person or otherwise relating to the liquidation, dissolution, winding-up or relief of such Person, or (b) any general assignment for the benefit of creditors, composition, marshaling of assets for creditors, or other, similar arrangement in respect of such Person's creditors generally or any substantial portion of its creditors; undertaken under any Law.

                  "Intercompany Subordination Agreement" shall mean the subordination agreement among the Obligors, substantially in the form of Exhibit
1.01 (I) hereto, as hereafter amended, modified, supplemented or replaced.

                  "Interest Period" shall mean, with respect to any Eurodollar Loan, each period commencing on the date such Eurodollar Loan is made or Converted from a Base Rate Loan or (in the event of a Continuation) the last day of the next preceding Interest Period for such Loan and ending on the numerically corresponding day in the first, second, third or sixth calendar month thereafter, as the relevant Borrower may select as provided in Section
4.05 hereof, except that each Interest Period that commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month. Notwithstanding the foregoing: (i) if any Interest Period for any Loan under the Revolving Credit Facility would otherwise end after the Commitment Termination Date, such Interest Period shall end on the Commitment Termination Date; (ii) each Interest Period that would otherwise end on a day that is not a Business Day shall end on the next succeeding Business Day (or, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day); and (iii) notwithstanding clause (i) above, no Interest Period shall have a duration of less than one month and, if the Interest Period for any Eurodollar Loan would otherwise be a shorter period, such Loan shall not be available hereunder for such period.

                  "Interest Rate Protection Agreement" shall mean, for any Person, an interest rate swap, cap or collar agreement or similar arrangement between such Person and one or more financial institutions providing for the transfer or mitigation of interest risks either generally or under specific contingencies, including any Lender-Provided Interest Rate Protection Agreement.

                  "Inventory" shall mean any and all goods, merchandise and other personal property, including, without limitation, goods in transit, wheresoever located and whether now owned or hereafter acquired by any Borrower or any Guarantor which are or may at any time be held as raw materials, finished goods, work-in-process, supplies or materials used or consumed in such Obligor's business or held for sale or lease, including, without limitation, (a) all such property the sale or other disposition of which has given rise to Accounts and which has been returned to or repossessed or stopped in transit by such Obligor, and (b) all packing, shipping and advertising materials relating to all or any such property. Inventory shall also include all Accounts for which any Borrower or any Guarantor which has not yet submitted an invoice to the Account Debtor. All Inventory, whether Qualified Inventory or not, shall be subject to the Lenders' Prior Security Interest.

                  "Investment" shall mean, for any Person: (a) the acquisition (whether for cash, Property, services or securities or otherwise) of Capital Stock, bonds, notes, debentures, partnership or other ownership interests or other securities of any other Person or any agreement to make any such acquisition (including, without limitation, any "short sale" or any sale of any securities at a time when such securities are not owned by the Person entering into such sale); (b) the making of any deposit with, or advance, loan or other extension of credit to, any other Person (including the purchase of Property from another Person subject to an understanding or agreement, contingent or otherwise, to resell such Property to such Person), but excluding any such advance, loan or extension of credit having a term not exceeding 90 days arising in connection with the sale of inventory or supplies by such Person in the ordinary course of business; (c) the entering into of any Guarantee of, or other contingent obligation with respect to, Indebtedness or other liability of any other Person and (without duplication) any amount committed to be advanced, lent or extended to such Person; (d) the entering into of any Interest Rate Protection Agreement; or (e) the entering into of any Commodity Hedge Agreement.

                  "Issuing Bank" shall mean PNC Bank, as the issuer of Letters of Credit under Section 2.03 hereof, together with its respective successors and assigns in such capacity.

                  "Joinder" shall mean a Joinder in the form of Exhibit 1.01(L) hereto.

                  "Joint Obligations" shall have the meaning assigned to such term in Section 6.01(b) hereof.

                  "Labor Contracts" shall mean all employment agreements, employment contracts, collective bargaining agreements and other agreements among any Obligor or Subsidiary of an Obligor and its employees.

                  "Law" shall mean any law (including common law), constitution, statute, treaty, regulation, rule, ordinance, opinion, release, ruling, order, injunction, writ, decree, bond, judgment, authorization or approval, lien or award of or settlement agreement with any Official Body.

                  "Lender" shall have the meaning assigned to such term in the recital of parties to this Agreement. When reference is made in this Agreement or any other Credit Document to any "relevant" Lender in connection with the Revolving Credit Facility or the Swingline Facility, such reference shall be deemed to refer to a Lender that has a Revolving Credit Commitment, outstanding Loans or outstanding Notes under such Revolving Credit Facility or Swingline Facility.

                  "Lender-Provided Interest Rate Protection Agreement" shall mean an Interest Rate Protection Agreement which is provided by a Lender or an affiliate of a Lender and with respect to which the Administrative Agent confirms meets the following requirements: such Interest Rate Protection Agreement (i) is documented in a standard International Swap Dealer Association Agreement, (ii) provides for the method of calculating the reimbursable amount of the provider's credit exposure in a reasonable and customary manner, and
(iii) is entered into for hedging (rather than speculative) purposes. The liabilities of the Obligors to the provider of any Lender-Provided Interest Rate Protection Agreement ("Hedge Liabilities") shall be Obligations hereunder, obligations which are Guaranteed Obligations hereunder and secured obligations under any Mortgages, and the Pledge and Security Agreement and otherwise treated as Obligations for purposes of the other Credit Documents. The Liens securing the Hedge Liabilities shall be pari passu with the Liens securing all other obligations under this Agreement and the other Credit Documents.

     "Letter of Credit" and "Letters of Credit" shall each have the meaning assigned to such terms in Section 2.03(a) hereof.

                  "Letter of Credit Borrowing" shall have the meaning assigned to such term in Section 2.03(b)(iv) hereof.

                  "Letter of Credit Documents" shall mean, with respect to any Letter of Credit, collectively, any application therefor and any other agreements, instruments, guarantees or other documents (whether general in application or applicable only to such Letter of Credit) governing or providing for (a) the rights and obligations of the parties concerned or at risk with respect to such Letter of Credit or (b) any collateral security for any of such obligations, each as the same may be modified and supplemented and in effect from time to time.

                  "Letter of Credit Interest" shall mean, for each Revolving Credit Lender, such Lender's participation interest (as set forth in Section 2.03(b)) (or, in the case of the Issuing Bank, the Issuing Bank's retained interest) in the Issuing Bank's liability under Letters of Credit issued by the Issuing Bank and such Lender's rights and interests in Reimbursement Obligations and fees, interest and other amounts payable in connection with Letters of Credit and Reimbursement Obligations.

                  "Letter of Credit Liability" shall mean, without duplication, at any time and in respect of any Letter of Credit, the sum of (a) the undrawn face amount of such Letter of Credit plus (b) the aggregate unpaid principal amount of all Reimbursement Obligations at such time due and payable in respect of all drawings made under such Letter of Credit, and "Letter of Credit Liabilities" shall mean the aggregate amount described in the previous clauses
(a) and (b) with respect to all Letters of Credit. For purposes of this Agreement, a Revolving Credit Lender (other than the Issuing Bank that issued the relevant Letter of Credit) shall be deemed to hold a Letter of Credit Liability in an amount equal to its participation interest (as set forth in Section 2.03(b)) in the related Letter of Credit under Section 2.03 hereof, and the Issuing Bank shall be deemed to hold a Letter of Credit Liability in an amount equal to its retained interest in the related Letter of Credit after giving effect to the acquisition by the Revolving Credit Lenders other than the Issuing Bank of their participation interests under said Section 2.03.

                  "Lien" shall mean, with respect to any Property, any mortgage, deed of trust, lien, pledge, charge, security interest or encumbrance of any kind in respect of such Property. For purposes of this Agreement and the other Credit Documents, a Person shall be deemed to own subject to a Lien any Property that it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease, assignment, deposit arrangement or other title retention agreement (other than an operating lease) intended as, or having the effect of, security, or upon which any filed financing statement or other notice of any of the foregoing exists (whether or not a lien or other encumbrance is created or exists at the time of the filing) relating to such Property.

                  "Loans" shall mean collectively all Revolving Credit Loans and Swingline Loans, and "Loan" shall mean separately any Revolving Credit Loan or Swingline Loan.

                  "Maintenance Capital Expenditures" shall mean, for any period, an amount equal to the Capital Expenditures for such period, less all amounts included therein on account of expenditures associated with the acquisition or construction of fixed assets, plant and equipment acquired or constructed exclusively to (x) increase or expand capacity at one of the Obligors' facilities, (y) improve the capabilities of, or add one or more new capabilities to, one of the Obligors' facilities, or (z) reduce the operating cost of, or capital invested in, one of the Obligors' facilities.

                  "Margin Stock" shall mean "margin stock" within the meaning of Regulations T, U and X.

                  "Material Adverse Effect" shall mean a material adverse effect on (a) the business, properties, assets, operations, conditions (financial or otherwise), or prospects of the Parent and its Subsidiaries taken as a whole,
(b) the ability of any Obligor to perform its obligations under any of the Credit Documents to which it is a party, (c) the validity or enforceability of any of the Credit Documents, (d) the rights and remedies of the Lenders and the Administrative Agent under any of the Credit Documents or (e) the timely payment of the principal of or interest on the Loans or the Reimbursement Obligations or other amounts payable in connection therewith.

                  "Metals" shall have the meaning assigned to such term in the recital of parties to this Agreement.

     "Moody's" shall mean Moody's Investors Service, Inc., or any successor thereto.

                  "Mortgages" shall mean, collectively, one or more Instruments of Mortgage, Deed of Trust, Leasehold Mortgage, and Assignment of Rents, if any, executed by one or more Obligors pursuant to Section 9.16(a) or 9.19 hereof, in each case in form and substance satisfactory to the Administrative Agent, as the same may be modified, amended, supplemented or replaced, from time to time.

                  "Multiemployer Plan" shall mean a multiemployer plan defined as such in Section 3(37) of ERISA to which contributions are being made by the Parent or any ERISA Affiliate and that is covered by Title IV of ERISA.

                  "Net Available Proceeds" shall mean:
                   ----------------------

     (i) in the case of any Disposition, the amount of Net Cash Payments received in connection with such Disposition; and

                           (ii) in the case of any Casualty Event, the aggregate amount of proceeds of insurance, condemnation awards and other compensation received by the Parent or any of its Subsidiaries in respect of such Casualty Event net of (A) reasonable expenses incurred by the Parent and its Subsidiaries in connection therewith and (B) contractually required repayments of Indebtedness to the extent secured by a Lien on such Property and any income and transfer taxes payable by the Parent or any of its Subsidiaries in respect of such Casualty Event.

                  "Net Cash Payments" shall mean, with respect to any Disposition, the aggregate amount of all cash payments (including, without limitation, all cash payments received by way of deferred payment pursuant to a note or installment receivable or otherwise, but only as and when received) received by the Parent or any of its Subsidiaries directly or indirectly in connection with such Disposition; provided that (a) Net Cash Payments shall be net of (i) the amount of any reasonable and customary legal, title and recording tax expenses, commissions and other reasonable and customary fees and expenses paid or payable by the Parent or any of its Subsidiaries in connection with such Disposition and (ii) any Federal, state and local income or other taxes estimated in good faith to be payable by the Parent and its Subsidiaries as a result of such Disposition (but only to the extent that such estimated taxes are in fact paid to the relevant Federal, state or local governmental authority within six months of the date of such Disposition) and (b) Net Cash Payments shall be net of any repayments by the Parent or any of its Subsidiaries of Indebtedness to the extent that (i) such Indebtedness is secured by a Lien on the Property that is the subject of such Disposition and (ii) the transferee of (or holder of a Lien on) such Property requires that such Indebtedness be repaid as a condition to the purchase of such Property

                  "New Alflex" shall have the meaning assigned to such term in the recital of parties to this Agreement.

                  "New Lewisport" shall have the meaning assigned to such term in the recital of parties to this Agreement.

                  "Notes" shall mean collectively all Revolving Credit Notes and the Swingline Note, and "Note" shall mean separately any Revolving Credit Note or Swingline Note.

                  "Obligation" shall mean any obligation or liability, including Guaranteed Obligations, of any of the Obligors to the Administrative Agent or any of the Lenders, howsoever created, arising or evidenced, whether direct or indirect, absolute or contingent, now or hereafter existing, or due to become due, under this Agreement, any Notes, the Letters of Credit, the Agent's Letter, the Security Documents or any Credit Document. Obligations shall include the liabilities to each Lender and each applicable affiliate of a Lender under any Lender-Provided Interest Rate Protection Agreement but shall not include the liabilities to other Persons under any other Interest Rate Protection Agreement.

                  "Obligor" shall mean each of the parties this Agreement which is now or hereafter becomes a Borrower or a Guarantor hereunder and "Obligors" shall mean, collectively, all of the Borrowers and the Guarantors.

                  "Official Body" shall mean any national, federal, state, local or other government or political subdivision or any agency, authority, board, bureau, central bank, commission, department or instrumentality or either, or any court, tribunal, grand jury or arbitrator, in each case whether foreign or domestic.

                  "Old Lewisport" shall have the meaning assigned to such term in the recital of parties to this Agreement.

                  "Original Collateral Documents" shall mean collectively (i) that certain Amended and Restated Pledge and Security Agreement dated as of November 29, 1996 among certain of the Obligors or their predecessors and the Existing Agent, as amended (which amended and restated both (a) that certain Pledge and Security Agreement dated as of September 20, 1996 among the Parent, Old Lewisport, certain other of the Obligors or their predecessors and the Existing Agent and (b) that certain Pledge and Security Agreement dated as of September 20, 1996 among certain of the Obligors or their predecessors and the Existing Agent) and (ii) all UCC financing statements filed with respect to the Existing Agent's security interest in Property granted by the Obligors to the Existing Agent pursuant to the documents described in (i) above. .

                  "Original Credit Agreement" shall have the meaning assigned to such term in the preliminary statements hereof.

                  "Parent" shall have the meaning assigned to such term in the recital of parties to this Agreement.

                  "PBGC" shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

                  "Permitted Investments" shall mean:

                  (a) direct obligations of the United States of America, or of any agency thereof, or obligations guaranteed as to principal and interest by the United States of America, or of any agency thereof, in either case maturing not more than 90 days from the date of acquisition thereof;

                  (b) time deposits or certificates of deposit issued by any bank or trust company organized under the Laws of the United States of America or any state thereof whose outstanding senior long-term debt securities are rated either A- or better by Standard & Poor's or A3 or better by Moody's, maturing not more than 90 days from the date of acquisition thereof;

                  (c) commercial paper rated A-1 or better or P-1 by Standard & Poor's or Moody's, respectively, maturing not more than 90 days from the date of acquisition thereof;

                  (d) repurchase obligations with a term of not more than 30 days for underlying securities of the types specified in paragraph (a) of this definition with any bank or trust company meeting the qualifications specified in paragraph (b) of this definition; and

                  (e) Investments in money market mutual funds substantially all of the assets of which are cash or Permitted Investments specified in paragraphs (a) through (d) of this definition; in each case so long as the same (i) provide for the payment of principal and interest (and not principal alone or interest alone) and (ii) are not subject to any contingency regarding the payment of principal or interest

                  "Permitted Liens" shall have the meaning assigned to such term in Section 9.06 hereof.

                  "Permitted Receivables Financing" shall mean a transaction or series of transactions pursuant to the Receivables Facility Documents (including amendments, supplements, extensions, renewals, replacements, refinancings or modifications thereof) pursuant to which a Securitization Subsidiary purchases Receivables and Related Assets from the Parent or any of its Subsidiaries and finances such Receivables and Related Assets through the issuance of Indebtedness or equity interests or through the sale of the Receivables and Related Assets or a fractional undivided interest in the Receivables and Related Assets; provided that (a) the Board of Directors of the Parent shall have determined in good faith that such Permitted Receivables Financing is economically fair and reasonable to the Parent and such Securitization Subsidiary, (b) all sales of Receivables and Related Assets to or by such Securitization Subsidiary are made at fair market value (as determined in good faith by the Board of Directors of the Parent), (c) the interest rate applicable to such financing shall be a market rate of interest as of the time such financing is entered into, (d) the covenants, termination events and other provisions thereof shall be market terms (as determined in good faith by the Board of Directors of the Parent), (e) no portion of the Indebtedness of a Securitization Subsidiary is Guaranteed by or is recourse to the Parent or any of its other Subsidiaries (other than recourse for customary representations, warranties, covenants and indemnities, none of which shall related to the collectibility of the Receivables and Related Assets), (f) neither the Parent nor any of its other Subsidiaries has any obligation to maintain or preserve such Securitization Subsidiary's financial condition, and (g) the aggregate indebtedness and all other obligations of the Parent and its Subsidiaries in respect of all such transactions does not exceed at any time $150,000,000.

                  "Permitted Reinvestment Capital Expenditures" shall mean Capital Expenditures made with the Net Available Proceeds of Casualty Events and Dispositions that the Parent or any of its Subsidiaries is reinvesting in replacement assets.

                  "Person" shall mean any individual, corporation, company, voluntary association, partnership, limited liability company, joint venture, trust, unincorporated organization or government (or any agency, instrumentality or political subdivision thereof).

                  "Placement Agreement" shall mean the Placement Agreement dated as of September 20, 1996 pursuant to which the purchasers of the Senior Subordinated Debt have agreed to purchase and re-offer the same.

                  "Plan" shall mean an employee benefit or other plan established or maintained by the Parent or any ERISA Affiliate, other than a Multiemployer Plan.

                  "Pledge and Security Agreement" shall mean the Amended and Restated Pledge and Security Agreement dated as of March 21, 2002 among the Obligors and the Administrative Agent, substantially in the form of Exhibit 1.01(P) hereto, and otherwise in form and substance satisfactory to the Administrative Agent and as thereafter modified and supplemented and in effect from time to time.

                  "PNC Bank" shall mean PNC Bank, National Association, its successors and assigns.

                  "Post-Default Rate" shall mean (i) with respect to Base Rate Loans, a rate per annum equal to 2.0% plus the Base Rate as in effect from time to time plus the Applicable Margin for Base Rate Loans as in effect from time to time, (ii) with respect to Eurodollar Loans a rate per annum equal to 2.0% plus the interest rate for such Loan as provided in Section 3.02(a)(ii)(B) hereof,
(iii) with respect to letter of credit fees under Section 2.03(b)(vii), a rate per annum equal to 2.0% plus the otherwise applicable fee, and (iv) with respect to all other amounts owed hereunder or under another Credit Document, a rate per annum equal to 2.0% plus the sum of the Base Rate as in effect from time to time plus the Applicable Margin for Base Rate Loans as in effect from time to time.

                  "Prime Rate" shall mean the interest rate per annum announced from time to time by the Administrative Agent at its Principal Office as its then prime rate, which rate may not be the lowest rate then being charged commercial borrowers by the Administrative Agent.

                  "Principal Office" shall mean the main banking office of the Administrative Agent in Pittsburgh, Pennsylvania.

                  "Prior Security Interest" shall mean a valid and enforceable perfected first priority security interest under the UCC in the collateral under the Security Documents which is subject only to (i) Liens for taxes not yet due and payable to the extent such prospective tax payments are given priority by statute, (ii) Liens in favor of landlords and warehouse operators to the extent that such landlords or warehouse operators have either received cash deposits from an Obligor or have statutory liens afforded priority over UCC Article 9 security interests under applicable state law.

                  "Property" shall mean any right or interest in or to property of any kind whatsoever, whether real, personal or mixed and whether tangible or intangible.

                  "Qualified Inventory" shall mean:

     Inventory of any of the Borrowers provided, however, that Qualified Inventory shall not include: (a) Inventory with respect to which the Administrative Agent does not have a valid, first priority, perfected security interest; (b) Inventory subject to any Lien except those in favor of the Administrative Agent; (c) Inventory which is not located at any of the locations identified as locations of Inventory set forth on Annex 6 to the Pledge and Security Agreement; (d) Inventory located at any leased locations or warehouse locations set forth on Annex 6 to the Pledge and Security Agreement for which the Obligors have not provided a landlord's waiver, warehouseman's lien waiver or other appropriate waiver in favor of the Administrative Agent for the benefit of the Lenders in form and content satisfactory to the Administrative Agent; (e) Inventory which is, in the Administrative Agent's discretion, obsolete or is not of good and merchantable quality;

     (f) Inventory which does not meet all material standards imposed by any official having regulatory authority over such item of Inventory, its use or its sale;
     (g) Inventory in the possession or control of a bailee, warehouseman, processor or other Person other than the Obligors unless the Administrative Agent is in possession of an executed lien waiver delivered by such bailee, warehouseman, processor or other Person in form and content satisfactory to the Administrative Agent;

     (h) Inventory which was in any material respect produced in violation of the Fair Labor Standards Act or subject to the so-called "hot goods" provision contained in Title 29 U.S.C.ss.2159(a)(1); and

     (i) Inventory which was acquired by any Obligor on consignment or which has been consigned by any Obligor to a third party.


                  "Quarterly Dates" shall mean the first Business Day of March, June, September and December in each year, the first of which shall be the first such day after the date hereof.

     "Quarterly Financial Statements" shall mean the financial statements furnished to the Lenders under Section 9.01(a) hereof.

                  "Receivables and Related Assets" shall mean accounts receivable and instruments, chattel paper, obligations, general intangibles and other similar assets, in each case relating to such receivables, including interests in merchandise or goods, the sale or lease of which gave rise to such receivable, related contractual rights, guarantees, insurance proceeds, collections, other related assets and proceeds of all of the foregoing.

                  "Receivables Facility Documents" shall mean collectively, that certain Receivables Purchase Agreement dated as of September 29, 1997 among CFC, the Parent, Market Street Funding Corp. and PNC Bank, as amended by that First Amendment to Receivables Purchase Agreement dated as of May 12, 1998 and that Second Amendment to Receivables Purchase Agreement dated as of September 25, 2000; and that certain Purchase and Sale Agreement dated as of September 29, 1997 among the originators named therein, CFC and the Parent.

                  "Receivables Sale" shall mean any sale, transfer or other disposition of Receivables and Related Assets by the Parent or any of its Subsidiaries pursuant to the Receivables Facility Documents, but excluding sales or transfers of Receivables and Related Assets for purposes of collection in the ordinary course of business and consistent with past practice.

                  "Regulation A", "Regulation D", "Regulation T", "Regulation U" and "Regulation X" shall mean, respectively, Regulations A, D, T, U and X of the Board of Governors of the Federal Reserve System (or any successor), as the same may be modified and supplemented and in effect from time to time.

                  "Regulatory Change" shall mean, with respect to any Lender, any change after the date of the Original Credit Agreement in Federal, state or foreign Law or regulations (including, without limitation, Regulation D) or the adoption or making after such date of any interpretation, directive or request applying to a class of banks including such Lender of or under any Federal, state or foreign Law or regulations (whether or not having the force of law and whether or not failure to comply therewith would be unlawful) by any court or governmental or monetary authority charged with the interpretation or administration thereof.

                  "Reimbursement Obligation" shall mean, at any time, the obligations of the Revolving Credit Borrowers then outstanding, or that may thereafter arise in respect of all Letters of Credit then outstanding, to reimburse amounts paid by the Issuing Bank in respect of any drawings under a Letter of Credit issued by the Issuing Bank.

                  "Release" shall mean any release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration into the environment, including, without limitation, the movement of Hazardous Materials through ambient air, soil, surface water, ground water, wetlands, land or subsurface strata.

                  "Relevant Parties" shall have the meaning assigned to such term in Section 10(b) hereof.

                  "Required Lenders" shall mean:

(A) if there are no Loans, Reimbursement Obligations or Letter of Credit Liabilities outstanding, Lenders whose Commitments (excluding the Swingline Commitment) aggregate at least 66-2/3% of the Commitments of all of the Lenders, or

(B) if there are Loans, Reimbursement Obligations or Letter of Credit Liabilities outstanding, any Lender or group of Lenders if the sum of the Loans (excluding Swingline Loans), Reimbursement Obligations and Letter of Credit Liabilities of such Lenders then outstanding aggregates at least 66-2/3% of the total principal amount of all of the Loans (excluding the Swingline Loans), Reimbursement Obligations and Letter of Credit Liabilities then outstanding.

Reimbursement Obligations and Letter of Credit Liabilities shall be deemed, for purposes of this definition, to be in favor of the Issuing Bank and not a participating Lender if such Lender has not paid to the Administrative Agent (for the account of the Issuing Bank) its Revolving Credit Commitment Percentage in respect thereof and shall be deemed to be in favor of such Lender to the extent of its Revolving Credit Commitment Percentage if it has made payment of its Revolving Credit Commitment Percentage to the Administrative Agent (for the account of the Issuing Bank) in respect thereof.

Notwithstanding the foregoing, if there are fewer than three Lenders, then Required Lenders shall mean all the Lenders.

                  "Reserve Requirement" shall mean, for any Interest Period for any Eurodollar Loan, the average maximum rate at which reserves (including, without limitation, any marginal, supplemental or emergency reserves) are required to be maintained during such Interest Period under Regulation D by member banks of the Federal Reserve System in New York City against "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Reserve Requirement shall include any other reserves required to be maintained by such member banks by reason of any Regulatory Change with respect to (i) any category of liabilities that includes deposits by reference to which the Euro-Rate is to be determined as provided in the definition of "Euro-Rate" in this Section 1.01 or (ii) any category of extensions of credit or other assets that includes Eurodollar Loans.

                  "Responsible Officer" shall mean, with respect to any Person, the Treasurer, Chief Financial Officer and Controller of such Person and such other authorized officers of the relevant Person as the Administrative Agent may agree.

                  "Restatement Effective Date" shall mean the date on which the conditions to effectiveness set forth in Section 7.01 hereof shall have been satisfied or waived.

                  "Revolving Credit Borrower" and "Revolving Credit Borrowers" shall each have the meaning assigned to such terms in the preamble of this Agreement.

                  "Revolving Credit Borrowing Period" shall mean the period from and including the Restatement Effective Date to but not including the Commitment Termination Date.

                  "Revolving Credit Commitment" shall mean, as to each Revolving Credit Lender, the obligation of such Lender to make Revolving Credit Loans, and to issue or participate in Letters of Credit pursuant to Section 2.03 hereof, in an aggregate principal or face amount at any one time outstanding up to but not exceeding the amount set opposite the name of such Lender on Schedule I hereto under the caption "Revolving Credit Commitment" or, in the case of a Person that becomes a Revolving Credit Lender pursuant to an assignment permitted under
Section 12.06(b) hereof, as specified in the respective instrument of assignment pursuant to which such assignment is effected (as the same may be reduced from time to time pursuant to Section 2.04 hereof) and "Revolving Credit Commitments" shall mean the aggregate of the Revolving Credit Commitments of all Lenders. The aggregate principal amount of the Revolving Credit Commitments is $20,000,000 as of the Restatement Effective Date.

                  "Revolving Credit Commitment Percentage" shall mean, with respect to any Revolving Credit Lender, the ratio of (a) the amount of the Revolving Credit Commitment of such Lender (excluding the Swingline Commitment) to (b) the aggregate amount of the Revolving Credit Commitments (excluding the Swingline Commitment) of all of the Lenders.

                  "Revolving Credit Facility" shall mean the revolving credit facility provided hereunder in respect of the Revolving Credit Commitments.

                  "Revolving Credit Lenders" shall mean (a) on the date hereof, the Lenders having Revolving Credit Commitments on Schedule I hereto and (b) thereafter, the Lenders from time to time holding Revolving Credit Loans or Revolving Credit Commitments after giving effect to any assignments thereof permitted by Section 12.06(b) hereof.

                  "Revolving Credit Loans" shall mean collectively all of the loans provided for by Section 2.01(a) hereof, which may be Base Rate Loans and/or Eurodollar Loans, and "Revolving Credit Loan" shall mean separately any of such Loans.

                  "Revolving Credit Notes" shall mean collectively the promissory notes under the Revolving Credit Facility provided for by Section 2.08(a) hereof, each substantially in the form of Exhibit 1.01(R) hereto, and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time, and "Revolving Credit Note" shall mean separately any of such promissory notes.

                  "Revolving Facility Usage" shall mean at any time the sum of the Revolving Credit Loans outstanding, the Swingline Loans outstanding and the Letter of Credit Liabilities.

                  "Section 20 Subsidiary" shall mean the Subsidiary of the bank holding company controlling any Lender, which Subsidiary has been granted authority by the Federal Reserve Board to underwrite and deal in certain Ineligible Securities.

                  "Securitization Subsidiary" shall mean a Subsidiary of the Parent (all of the outstanding Capital Stock of which, other than de minimis preferred stock and director's qualifying shares, if any, is owned, directly or indirectly, by the Parent) or another special purpose vehicle that is established for the limited purpose of acquiring and financing Receivables and Related Assets of the Parent and/or any of its Subsidiaries and engaging in activities ancillary thereto.

                  "Security Documents" shall mean, collectively, the Pledge and Security Agreement, the Mortgages and all Uniform Commercial Code financing statements required thereby to be filed with respect to the security interests in personal Property and fixtures created pursuant thereto.

                  "Senior Indebtedness" shall mean all Indebtedness of the Parent and its Subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) other than Subordinated Indebtedness.

                  "Senior Subordinated Debt" shall mean the Indebtedness of the Parent in respect of the 10-3/4% Senior Subordinated Notes of the Parent due October 1, 2006 issued under the Senior Subordinated Debt Indenture.

                  "Senior Subordinated Debt Documents" shall mean the Placement Agreement, the Senior Subordinated Debt Indenture, the securities or other instruments evidencing the Senior Subordinated Debt and all other documents, instruments and agreements executed and delivered in connection with the original issuance of the Senior Subordinated Debt, in each case, as the same shall, subject to Section 9.17(a) hereof, be modified and supplemented and in effect from time to time.

                  "Senior Subordinated Debt Indenture" shall mean the Indenture dated as of September 20, 1996 between the Parent, each of the subsidiary guarantors party thereto and Harris Trust and Savings Bank, as Trustee, as supplemented by a First Supplemental Indenture thereto dated as of November 12, 1996, as supplemented by a Second Supplemental Indenture thereto dated as of October 16, 1998, as supplemented by a Third Supplemental Indenture thereto dated as of December 31, 1999, and as supplemented by a Fourth Supplemental Indenture thereto dated as of December 31, 2000, all in substantially the form delivered to the Lenders prior to the date hereof and as the same shall, subject to Section 9.17(a) hereof, be further modified and supplemented and in effect from time to time.

                  "Standard & Poor's" shall mean Standard & Poor's Ratings Group or any successor thereto.

                  "Standby Letter of Credit" shall mean a Letter of Credit issued to support obligations of one or more Persons, contingent or otherwise, which finance the working capital and business needs of such Persons incurred in the ordinary course of business, but excluding any Letter of Credit under which the stated amount of such Letter of Credit increases automatically over time.

                  "Subordinated Indebtedness" shall mean, collectively, (a) Senior Subordinated Debt and (b) other Indebtedness (i) for which the Parent is directly and primarily liable, (ii) in respect of which none of its Subsidiaries is contingently or otherwise obligated and (iii) that is subordinated to the obligations of the Obligors hereunder on terms, and pursuant to documentation containing other terms (including interest, amortization, covenants and events of default), no less favorable to the Lenders than the terms set forth in the Senior Subordinated Debt Documents or otherwise in form and substance satisfactory to the Required Lenders.

                  "Subsidiary" shall mean, with respect to any Person, any corporation, partnership, limited liability company or other entity of which at least a majority of the securities or other ownership interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or other persons performing similar functions of such corporation, partnership, limited liability company or other entity (irrespective of whether or not at the time securities or other ownership interests of any other class or classes of such corporation, partnership or other entity shall have or might have voting power by reason of the happening of any contingency) is at the time directly or indirectly owned or controlled by such Person or one or more Subsidiaries of such Person or by such Person and one or more Subsidiaries of such Person.

                  "Subsidiary Guarantors" shall have the meaning assigned to such term in the recital of parties to this Agreement.

                  "Swingline Commitment" shall mean the commitment of the Swingline Lender to make Swingline Loans pursuant to Section 2.01(b) hereof in an aggregate principal at any one time outstanding up to but not exceeding $7,500,000.

                  "Swingline Facility" shall mean the swingline facility provided hereunder in respect of the Swingline Commitment.

                  "Swingline Lender" shall mean PNC Bank in its capacity as lender under the Swingline Facility, together with its successors in such capacity.

                  "Swingline Loans" shall mean collectively all Swingline Loans made by the Swingline Lender to any of the Revolving Credit Borrowers pursuant to Section 2.01(b) and "Swingline Loan" shall mean separately any such Loan.

                  "Swingline Note" shall mean a promissory note provided for by
Section 2.08(a) hereof substantially in the form of Exhibit 1.01(S)(2) hereto, and any promissory note delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

                  "Total Indebtedness" shall mean, as at any date, the sum, for the Parent and its Subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP), of (a) all Indebtedness and (b) all other liabilities that should be classified as indebtedness on the Parent's consolidated balance sheet.

                  "Total Interest Coverage Ratio" shall mean, at any date, the ratio of (a) EBITDA for the Calculation Period to (b) Total Interest Expense for such period.

                  "Total Interest Expense" shall mean, for any period, the net sum, for the Parent and its Subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP), of the following: (a) all interest in respect of Indebtedness (including, without limitation, the interest component of any payments in respect of Capital Lease Obligations) accrued or capitalized during such period (whether or not actually paid during such period) plus (b) the net amount payable (or minus the net amount receivable) under Interest Rate Protection Agreements during such period (whether or not actually paid or received during such period) plus (c) all interest and fees in respect of any Permitted Receivables Financing accrued and/or paid during such period.

                  "Total Leverage Ratio" shall mean, as at any date, the ratio of (a) Total Indebtedness as at such date to (b) EBITDA for the Calculation Period.

                  "Type" shall have the meaning assigned to such term in Section
1.03 hereof.

                  "UCC" shall mean the Uniform Commercial Code as now adopted and from time to time amended in the State of New York or any other jurisdiction as to which the Uniform Commercial Code of such jurisdiction would control the perfection and priority of a security interest.

                  "Voting Stock" shall mean, with respect to any Person, Capital Stock of any class or kind ordinarily having the power to vote for the election of directors, managers or other voting members of the governing body of such Person.

                  "Wholly Owned Subsidiary" shall mean, with respect to any Person, any corporation, partnership or other entity of which all of the equity securities or other ownership interests (other than, in the case of a corporation, directors' qualifying shares) are directly or indirectly owned or controlled by such Person or one or more Wholly Owned Subsidiaries of such Person or by such Person and one or more Wholly Owned Subsidiaries of such Person.

                  "Withholding Certificate" shall have the meaning assigned to such term in Section 12.15 hereof.

..2       Accounting Terms and Determinations.
--------------------------------------------

(a) Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted, and all financial statements and certificates and reports as to financial matters required to be delivered to the Lenders hereunder shall be prepared, in accordance with generally accepted accounting principles applied on a basis consistent with those used in the preparation of the December 31, 2001audited financial statements of the Parent and its Subsidiaries. All calculations made for the purposes of determining compliance with this Agreement shall (except as otherwise expressly provided herein) be made by application of generally accepted accounting principles applied on a basis consistent with those used in the preparation of the latest annual or quarterly financial statements furnished to the Lenders pursuant to Section 9.01 hereof (or, prior to the delivery of the first financial statements under Section 9.01 hereof, used in the preparation of the audited financial statements as at December 31, 2001. In the event of any change after the Restatement Effective Date in GAAP, and if such change would result in the inability to determine compliance with the financial covenants set forth in Section 9.10 [Certain Financial Covenants] based upon the Parent's regularly prepared financial statements by reason of the preceding sentences of this subsection
(a), then the parties hereto agree to endeavor, in good faith, to agree upon an amendment to this Agreement that would adjust such financial covenants in a manner that would not affect the substance thereof, but would allow compliance therewith to be determined in accordance with the Parent's financial statements at that time.

(b) On the date hereof, (i) the last day of the fiscal year of CI Holdings and each of its Subsidiaries is March 31, and the last days of the first three fiscal quarters in each of their fiscal years is June 30, September 30 and December 31, and (ii) the last day of the fiscal year of the Parent and each of its Subsidiaries is December 31, and the last days of the first three fiscal quarters in each of their fiscal years is March 31, June 30 and September 30. To enable the ready and consistent determination of compliance with the covenants set forth in Section 9 hereof, neither the Parent nor any of its Subsidiaries will change the last day of its fiscal year or the last days of the first three fiscal quarters in each of its fiscal years.

..3 Types of Loans . Revolving Credit Loans hereunder are distinguished by "Type". The "Type" of a Revolving Credit Loan refers to whether such Revolving Credit Loan is a Base Rate Loan or a Eurodollar Loan, each of which constitutes a Type.

Section 2.        Commitments, Loans, Notes and Prepayments.
-----------------------------------------------------------

..1       Loans.
--------------

(a)      Revolving Credit Loans.
-------------------------------

         Each Revolving Credit Lender severally agrees, on the terms and conditions of this Agreement, to make loans to each of the Revolving Credit Borrowers in Dollars during the Revolving Credit Borrowing Period, provided, that after giving effect to each such Revolving Credit Loan (i) the aggregate amount of Revolving Credit Loans from such Lender shall not exceed such Lender's Revolving Credit Commitment minus such Lender's Revolving Credit Commitment Percentage of Letter of Credit Liabilities, and (ii) the Revolving Facility Usage shall not exceed the lesser of the Borrowing Base or the aggregate Revolving Credit Commitments of all of the Lenders.

(b) (i) Swingline Loans. Subject to the terms and conditions of this Agreement, the Swingline Lender may, at its option cancelable at any time for any reason whatsoever, make Swingline Loans to each of the Revolving Credit Borrowers during the Revolving Credit Borrowing Period in an aggregate principal amount of up to but not in excess of the Swingline Commitment. During the Revolving Credit Borrowing Period, the Revolving Credit Borrowers may borrow, repay and reborrow Swingline Loans, provided that the Revolving Facility Usage at any time shall not exceed the lesser of the Borrowing Base or the aggregate Revolving Credit Commitments of all of the Lenders.

                  (ii) Borrowings to Repay Swingline Loans. The Swingline Lender may, at its option, exercisable at any time for any reason whatsoever, demand repayment of the Swingline Loans, and each Lender shall make available to the Administrative Agent, on behalf of the Swingline Lender, an amount equal to such Lender's Revolving Credit Commitment Percentage of the aggregate principal amount of the outstanding Swingline Loans, plus, if the Swingline Lender so requests, accrued interest thereon, provided that no Lender shall be obligated in any event to make Revolving Credit Loans in excess of its Revolving Credit Commitment minus its Revolving Credit Commitment Percentage of the Letter of Credit Liabilities. Revolving Credit Loans made pursuant to the preceding sentence shall bear interest at the Base Rate. Each Lender's obligations to make such Revolving Credit Loans and the Swingline Lender's right to receive the same, shall be absolute and unconditional and shall not be affected by any circumstance whatsoever, including, without limitation, the failure of any other Lender to make its Revolving Credit Loan under this paragraph, the financial condition of any Obligor, the existence of any Default, the failure of any of the conditions set forth in Section 7 hereof to be satisfied, or the termination of all or any of the Commitments. Each such payment to the Swingline Lender shall be made without any offset, abatement, withholding or reduction whatsoever. Each Lender agrees to make such Revolving Credit Loans in an amount equal to its Revolving Credit Commitment Percentage of such outstanding Swingline Loans on (x) the Business Day on which demand therefor is made by the Swingline Lender, provided that notice of such demand is given not later than 12:00 noon Pittsburgh time on such Business Day or (y) the first Business Day next succeeding such demand if notice of such demand is given after such time. If and to the extent that any Lender shall not have so made a Revolving Credit Loan in the amount equal to its Revolving Credit Commitment Percentage of such Swingline Loans available to the Administrative Agent, such Lender agrees to pay to the Administrative Agent for the account of the Swingline Lender forthwith on demand such amount together with interest thereon, for each day from the date of demand by the Swingline Lender until the date such amount is paid to the Administrative Agent, at the Federal Funds Rate.

     (c) Limit on Eurodollar Loans. No more than eight separate Interest Periods
in     respect     of      Eurodollar      Loans     under     the     Revolving
Credit  Facility  from  the  Lenders  may be outstanding at any one time.

..2 Borrowings. Each Borrower shall give the Administrative Agent (or, in the case of Swingline Loans, shall give the Swingline Lender) notice of each borrowing by it hereunder as provided in Section 4.05 hereof. Not later than 1:00 p.m. Pittsburgh time on the date specified for each borrowing (the "Borrowing Date") hereunder, each Lender shall make available the amount of the Loan or Loans to be made by it on such date to the Administrative Agent, at an account specified by the Administrative Agent, in immediately available funds, for account of the relevant Borrower. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, promptly be made available to the relevant Borrower by depositing the same, in immediately available funds, in an account of such Borrower designated by such Borrower.

..3       Letters of Credit.
--------------------------

(a) Subject to the terms and conditions of this Agreement, the Revolving Credit Commitments may be utilized, upon the request of the relevant Revolving Credit Borrower, in addition to the Revolving Credit Loans to such Borrower provided for by Section 2.01(a) hereof, by the issuance by the Issuing Bank of letters of credit (each a "Letter of Credit" and collectively, "Letters of Credit") for account of such Borrower or any of its Subsidiaries (as specified by such Borrower so long as such specified Subsidiary is an Obligor), provided that in no event shall:

     (i) the Revolving Facility Usage exceed the lesser of the Borrowing Base or the Revolving Credit Commitments of all of the Lenders;

     (ii) the outstanding aggregate amount of all Letter of Credit Liabilities exceed $20,000,000; and

(iii) the expiration date of any Letter of Credit extend beyond the earlier of the date five Business Days prior to the Commitment Termination Date and the date twelve months following the issuance of such Letter of Credit.

                  Each Letter of Credit shall be either a Standby Letter of Credit or a Commercial Letter of Credit.

In addition, on the Restatement Effective Date, all "Letters of Credit" outstanding under the Existing Credit Agreement immediately prior to the Restatement Effective Date shall automatically, without any action on the part of any Person, become Letters of Credit outstanding hereunder.

(b)      The following additional provisions shall apply to Letters of Credit:

(i) The relevant Revolving Credit Borrower may request the issuance of a Letter of Credit on behalf of itself or another Obligor by delivering to the Issuing Bank (with a copy to the Administrative Agent) a completed application and agreement for letters of credit in such form as the Issuing Bank may specify from time to time and such Revolving Credit Borrower shall give the Administrative Agent at least five Business Days' irrevocable prior notice (effective upon receipt) specifying the Business Day (which shall be no later than 30 days preceding the Commitment Termination Date) each Letter of Credit is to be issued, the Issuing Bank to issue the same and the account party or parties therefor and describing in reasonable detail the proposed terms of such Letter of Credit (including the beneficiary thereof) and the nature of the transactions or obligations proposed to be supported thereby (including whether such Letter of Credit is to be a Commercial Letter of Credit or a Standby Letter of Credit). Upon receipt of any such notice and Letter of Credit Documents, the Administrative Agent shall advise the Issuing Bank of the contents thereof and provide to the Issuing Bank a copy thereof.

(ii) On each day during the period commencing with the issuance by the Issuing Bank of any Letter of Credit and until such Letter of Credit shall have expired or been terminated, the Revolving Credit Commitment of each Lender shall be deemed to be utilized for all purposes of this Agreement in an amount equal to such Lender's Revolving Credit Commitment Percentage of the then undrawn face amount of such Letter of Credit. Each Revolving Credit Lender (other than the Issuing Bank) agrees that, upon the issuance of any Letter of Credit hereunder, it shall automatically be deemed to, and hereby agrees that it shall, have irrevocably purchased, for such Lender's own account and risk, from the Issuing Bank an individual participation interest in such Letter of Credit in an amount equal to such Lender's Revolving Credit Commitment Percentage of the maximum amount which is or at any time may become available to be drawn thereunder, and each Revolving Credit Lender (other than the Issuing Bank) thereby shall absolutely, unconditionally and irrevocably assume, as primary obligor and not as surety, and shall be unconditionally obligated to the Issuing Bank to pay and discharge when due, its Revolving Credit Commitment Percentage of the Issuing Bank's liability under such Letter of Credit.

(iii) Upon receipt from the beneficiary of any Letter of Credit of any demand for payment under such Letter of Credit, the Issuing Bank shall promptly notify the relevant Borrower (through the Administrative Agent) of the amount to be paid by the Issuing Bank as a result of such demand and the date on which payment is to be made by the Issuing Bank to such beneficiary in respect of such demand. Notwithstanding the identity of the account party of any Letter of Credit, the relevant Borrower hereby unconditionally agrees to pay and reimburse the Administrative Agent for account of the Issuing Bank for the amount of each demand for payment under such Letter of Credit at or prior to the date on which payment is to be made by the Issuing Bank to the beneficiary thereunder, without presentment, demand, protest or other formalities of any kind.

(iv) Forthwith upon its receipt of a notice referred to in paragraph (iii) of this Section 2.03(b), the relevant Borrower shall advise the Administrative Agent whether or not such Borrower intends to borrow hereunder to finance its obligation to reimburse the Issuing Bank for the amount of the related demand for payment and, if it does, submit a notice of such borrowing as provided in
Section 4.05 hereof. In the event of any request for a drawing under a Letter of Credit by the beneficiary or transferee thereof, the Issuing Bank (through the Administrative Agent) will promptly notify the relevant Borrower. Provided that it shall have received such notice, the relevant Borrower shall reimburse the Administrative Agent on behalf of the Issuing Bank prior to 12:00 noon, Pittsburgh time on each date that an amount is paid by the Issuing Bank under any Letter of Credit (each such date, a "Drawing Date") in an amount equal to the amount so paid by the Issuing Bank. In the event the relevant Borrower fails to reimburse the Administrative Agent on behalf of the Issuing Bank for the full amount of any drawing under any Letter of Credit by 12:00 noon, Pittsburgh time, on the Drawing Date, the Administrative Agent will promptly notify each Lender thereof, and the relevant Borrower shall be deemed to have requested that Revolving Credit Loans be made by the Lenders as Base Rate Loans (each a "Letter of Credit Borrowing") to be disbursed on the Drawing Date under such Letter of Credit. Any notice given by the Administrative Agent pursuant to this Section 2.03(b)(iv) may be oral if immediately confirmed in writing; provided that the lack of such an immediate confirmation shall not affect the conclusiveness or binding effect of such notice.

(v) Each Revolving Credit Lender (other than the Issuing Bank) shall pay to the Administrative Agent for account of the Issuing Bank at an account specified by the Administrative Agent in Dollars and in immediately available funds, the amount of such Lender's Revolving Credit Commitment Percentage of any payment under a Letter of Credit upon notice by the Issuing Bank (through the Administrative Agent) to such Revolving Credit Lender requesting such payment and specifying such amount. Each such Revolving Credit Lender's obligation to make such payment to the Administrative Agent for account of the Issuing Bank under this paragraph (v), and the Issuing Bank's right to receive the same, shall be absolute and unconditional and shall not be affected by any circumstance whatsoever, including, without limitation, the failure of any other Revolving Credit Lender to make its payment under this paragraph (v), the financial condition of the relevant Borrower (or any other account party or Obligor), the existence of any Default or the termination of any of the Revolving Credit Commitments. Each such payment to the Issuing Bank shall be made without any offset, abatement, withholding or reduction whatsoever. If any Revolving Credit Lender shall default in its obligation to make any such payment to the Administrative Agent for account of the Issuing Bank, for so long as such default shall continue the Administrative Agent may at the request of the Issuing Bank withhold from any payments received by the Administrative Agent under this Agreement or any Note for account of such Revolving Credit Lender the amount so in default and, to the extent so withheld, pay the same to the Issuing Bank in satisfaction of such defaulted obligation.

(vi) Upon the making of each payment by a Revolving Credit Lender to the Issuing Bank pursuant to paragraph (v) above in respect of any Letter of Credit, such Lender shall, automatically and without any further action on the part of the Administrative Agent, the Issuing Bank or such Lender, acquire (x) a participation in an amount equal to such payment in the Reimbursement Obligation owing to the Issuing Bank by the relevant Borrower hereunder and under the Letter of Credit Documents relating to such Letter of Credit and (y) a participation in a percentage equal to such Lender's Revolving Credit Commitment Percentage in any interest or other amounts payable by the relevant Borrower hereunder and under such Letter of Credit Documents in respect of such Reimbursement Obligation (other than the commissions, charges, costs and expenses payable to the Issuing Bank pursuant to paragraph (vii) of this Section 2.03(b)). Upon receipt by the Issuing Bank from or for account of the relevant Borrower of any payment in respect of any Reimbursement Obligation or any such interest or other amount (including by way of setoff or application of proceeds of any collateral security) the Issuing Bank shall promptly pay to the Administrative Agent for account of each Revolving Credit Lender entitled thereto, such Revolving Credit Lender's Revolving Credit Commitment Percentage of such payment, each such payment by the Issuing Bank to be made in the same money and funds in which received by the Issuing Bank. In the event any payment received by the Issuing Bank and so paid to the relevant Revolving Credit Lenders hereunder is rescinded or must otherwise be returned by the Issuing Bank, each Revolving Credit Lender shall, upon the request of the Issuing Bank (through the Administrative Agent), repay to the Issuing Bank (through the Administrative Agent) the amount of such payment paid to such Lender, with interest at the rate specified in paragraph (x) of this Section 2.03(b).

(vii) The Revolving Credit Borrowers shall pay to the Administrative Agent for account of each Revolving Credit Lender (ratably in accordance with their respective Revolving Credit Commitment Percentages) a letter of credit fee in respect of each Letter of Credit in an amount equal to the Applicable Letter of Credit Percentage per annum of the daily average undrawn face amount of such Letter of Credit for the period from and including the date of issuance of such Letter of Credit (x) in the case of a Letter of Credit that expires in accordance with its terms, to and including such expiration date and (y) in the case of a Letter of Credit that is drawn in full or is otherwise terminated other than on the stated expiration date of such Letter of Credit, to but excluding the date such Letter of Credit is drawn in full or is terminated (such fee to be non-refundable, to be paid in arrears on each Quarterly Date and on the Commitment Termination Date and to be calculated for any day after giving effect to any payments made under such Letter of Credit on such day). In addition, the Revolving Credit Borrowers shall pay to the Administrative Agent for account of the Issuing Bank a fronting fee in respect of each Letter of Credit issued by the Issuing Bank in an amount equal to 0.25% per annum of the daily average undrawn face amount of such Letter of Credit for the period from and including the date of issuance of such Letter of Credit (x) in the case of a Letter of Credit that expires in accordance with its terms, to and including such expiration date and (y) in the case of a Letter of Credit that is drawn in full or is otherwise terminated other than on the stated expiration date of such Letter of Credit, to but excluding the date such Letter of Credit is drawn in full or is terminated (such fee to be non-refundable, to be paid in arrears on each Quarterly Date and on the Commitment Termination Date and to be calculated for any day after giving effect to any payments made under such Letter of Credit on such day) plus all commissions, charges, costs and expenses in the amounts customarily charged by the Issuing Bank from time to time in like circumstances with respect to the issuance of each Letter of Credit and drawings and other transactions relating thereto.

(viii) Upon request, the Issuing Bank shall deliver (through the Administrative Agent) to each Revolving Credit Lender and each Revolving Credit Borrower a notice describing the aggregate amount of all Letters of Credit outstanding. Upon the request of any Revolving Credit Lender from time to time, the Issuing Bank shall deliver any other information reasonably requested by such Lender with respect to each Letter of Credit then outstanding

(ix) The issuance by the Issuing Bank of a Letter of Credit shall, in addition to the conditions precedent set forth in Section 7.02 hereof, be subject to the conditions precedent that (x) such Letter of Credit shall be in such form, contain such terms and support such transactions as shall be satisfactory to the Issuing Bank consistent with its then current practices and procedures with respect to letters of credit of the same type and (y) the relevant Revolving Credit Borrower shall have executed and delivered such applications, agreements and other instruments relating to such Letter of Credit as the Issuing Bank shall have reasonably requested consistent with its then current practices and procedures with respect to letters of credit of the same type, provided that in the event of any conflict between any such application, agreement or other instrument and the provisions of this Agreement or any Security Document, the provisions of this Agreement and the Security Documents shall control. It is understood and agreed that, except in the case of gross negligence or willful misconduct, the Issuing Bank shall not be liable for any error, negligence and/or mistakes, whether of omission or commission, in following any Obligor's instructions or those contained in the Letters of Credit or any modifications, amendments or supplements thereto.

(x) To the extent that any Lender shall fail to pay any amount required to be paid pursuant to paragraph (v) or (vi) of this Section 2.03(b) on the due date therefor, such Lender shall pay interest to the Issuing Bank (through the Administrative Agent) on such amount from and including such due date to but excluding the date such payment is made at a rate per annum equal to the Federal Funds Rate, provided that if such Lender shall fail to make such payment to the Issuing Bank within three Business Days of such due date, then, retroactively to the due date, such Lender shall be obligated to pay interest on such amount at the Post-Default Rate.

(xi) The issuance by the Issuing Bank of any modification or supplement to any Letter of Credit hereunder shall be subject to the same conditions applicable under this Section 2.03 to the issuance of new Letters of Credit, and no such modification or supplement shall be issued hereunder unless either (x) the respective Letter of Credit affected thereby would have complied with such conditions had it originally been issued hereunder in such modified or supplemented form or (y) each Revolving Credit Lender shall have consented thereto.

(xii) In determining whether to honor any request for drawing under any Letter of Credit by the beneficiary thereof, the Issuing Bank shall be responsible only to determine that the documents and certificates required to be delivered under such Letter of Credit have been delivered and that they comply on their face with the requirements of such Letter of Credit.

(xiii) Each Lender's obligation in accordance with this Agreement to pay the Administrative Agent for the account of the Issuing Bank the amount of such Lender's Revolving Credit Commitment Percentage of any payment under a Letter of Credit, as contemplated by Section 2.03(b)(iv) and (v), as a result of a drawing under a Letter of Credit, and the obligations of the relevant Borrower to reimburse the Issuing Bank upon a draw under a Letter of Credit, shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Section 2.03 under all circumstances, including the following circumstances:

(a) any set-off, counterclaim, recoupment, defense or other right which such Lender may have against the Issuing Bank or any of its affiliates, the relevant Borrower or any other Person for any reason whatsoever;

(b) the failure of any Borrower or any other Person to comply, in connection with a Letter of Credit Borrowing, with the conditions set forth in Section 2.01(a) [Revolving Credit Loans], 2.02 [Borrowings] or 7.02 [Initial and Subsequent Extensions of Credit] or as otherwise set forth in this Agreement for the making of a Revolving Credit Loan or issuance of a Letter of Credit, it being acknowledged that such conditions are not required for the making of a Letter of Credit Borrowing and the obligation of the Lenders to participate in Letters of Credit or the purchase of such Lender's Revolving Credit Commitment Percentage of Letter of Credit Liabilities under this Section 2.03;

(c)      any lack of validity or enforceability of any Letter of Credit;

(d) any claim of breach of warranty that might be made by any Obligor or any Lender against any beneficiary of a Letter of Credit, or the existence of any claim, set-off, recoupment, counterclaim, crossclaim, defense or other right which any Obligor or any Lender may have at any time against a beneficiary, successor beneficiary any transferee or assignee of any Letter of Credit or the proceeds thereof (or any Persons for whom any such transferee may be acting), the Administrative Agent or its affiliates or any Lender or any other Person or, whether in connection with this Agreement, the transactions contemplated herein or any unrelated transaction (including any underlying transaction between any Obligor or Subsidiaries of an Obligor and the beneficiary for which any Letter of Credit was procured);

(e) the lack of power or authority of any signer of (or any defect in or forgery of any signature or endorsement on) or the form of or lack of validity, sufficiency, accuracy, enforceability or genuineness of any draft, demand, instrument, certificate or other document presented under or in connection with any Letter of Credit, or any fraud or alleged fraud in connection with any Letter of Credit, or the transport of any property or provisions of services relating to a Letter of Credit, in each case even if the Issuing Bank, the Administrative Agent or any of their respective affiliates have been notified thereof;

(f) payment by the Issuing Bank or any of its affiliates under any Letter of Credit against presentation of a demand, draft or certificate or other document which does not strictly comply with the terms of such Letter of Credit;

(g) the solvency of, or any acts of omissions by, any beneficiary of any Letter of Credit, or any other Person having a role in any transaction or obligation relating to a Letter of Credit, or the existence, nature, quality, quantity, condition, value or other characteristic of any property or services relating to a Letter of Credit;

(h) any failure by the Issuing Bank or any of the Issuing Bank's affiliates to issue any Letter of Credit in the form requested by any Borrower, unless the Issuing Bank or the Administrative Agent has received written notice from such Borrower of such failure within three Business Days after the Issuing Bank or the Administrative Agent shall have furnished such Borrower a copy of such Letter of Credit and such error is material and no drawing has been made thereon prior to receipt of such notice;

     (i) any adverse change in the business, operations, properties, assets, condition (financial or otherwise) or prospects of the Parent, any Borrower or any Subsidiary of the Parent;

     (j) any breach of this Agreement or any of the Credit Documents by any party thereto;

     (k) the occurrence or continuance of an Insolvency Proceeding with respect to any Obligor or any other Subsidiary of the Parent;

(l)      the fact that a Default shall have occurred and be continuing;

     (m) the fact that the Commitment Termination Date shall have passed or this Agreement or the Commitments hereunder shall have been terminated; and

     (n) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing.

Each Revolving Credit Borrower hereby indemnifies and holds harmless the Administrative Agent and the Issuing Bank from and against any and all claims and damages, losses, liabilities, costs or expenses (including reasonable fees, expenses and disbursements of counsel and allocated costs of internal counsel) that the Administrative Agent or the Issuing Bank may incur (or that may be claimed against the Administrative Agent or the Issuing Bank by any Person whatsoever) by reason of or in connection with the execution and delivery or transfer of or payment or refusal to pay by the Issuing Bank under any Letter of Credit issued by the Issuing Bank; provided that such Borrower shall not be required to indemnify the Administrative Agent or the Issuing Bank for any claims, damages, losses, liabilities, costs or expenses to the extent, but only to the extent, caused by (x) the willful misconduct or gross negligence (as determined by a final, non-appealable order of a court of competent jurisdiction) of the Issuing Bank in determining whether a request presented under any Letter of Credit complied with the terms of such Letter of Credit or
(y) the Issuing Bank's failure to pay under any Letter of Credit after the presentation to it of a request strictly complying with the terms and conditions of such Letter of Credit, except if such failure to pay resulted from any act or omission, whether rightful or wrongful, of any present or future de jure or de facto government or governmental authority (all such acts or omissions herein called "Governmental Acts"). Nothing in this Section 2.03 is intended to limit the other obligations of any Borrower, any Lender or the Administrative Agent under this Agreement.

                  As between each Obligor, the Administrative Agent and the Issuing Bank, such Obligor assumes all risks of the acts and omissions of, or misuse of the Letters of Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, neither the Administrative Agent nor the Issuing Bank shall be responsible for any of the following including any losses or damages to any Obligor or other Person or property relating therefrom: (i) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for an issuance of any such Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged (even if the Administrative Agent or the Issuing Bank shall have been notified thereof); (ii) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any such Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) the failure of the beneficiary of any such Letter of Credit, or any other party to which such Letter of Credit may be transferred, to comply fully with any conditions required in order to draw upon such Letter of Credit or any other claim of any Obligor against any beneficiary of such Letter of Credit, or any such transferee, or any dispute between or among any Obligor and any beneficiary of any Letter of Credit or any such transferee; (iv) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher;
(v) errors in interpretation of technical terms; (vi) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any such Letter of Credit or of the proceeds thereof; (vii) the misapplication by the beneficiary of any such Letter of Credit of the proceeds of any drawing under such Letter of Credit; or (viii) any consequences arising from causes beyond the control of the Administrative Agent or the Issuing Bank, as applicable, including any Governmental Acts, and none of the above shall affect or impair, or prevent the vesting of, any of the Administrative Agent's or the Issuing Bank's rights or powers hereunder. Nothing in the preceding sentence shall relieve the Issuing Bank from liability for the Issuing Bank's gross negligence or willful misconduct in connection with actions or omissions described in such clauses (i) through (viii) of such sentence. In no event shall the Administrative Agent or the Issuing Bank or their respective affiliates be liable to any Obligor for any indirect, consequential, incidental, punitive, exemplary or special damages or expenses (including without limitation attorneys' fees), or for any damages resulting from any change in the value of any property relating to a Letter of Credit.

     Without limiting the generality of the foregoing, the Administrative Agent and the Issuing Bank (i) may rely on any oral or other communication believed in good faith to have been authorized or given by or on behalf of the applicant for a Letter of Credit, (ii) may honor any presentation if the documents presented appear on their face substantially to comply with the terms and conditions of the relevant Letter of Credit; (iii) may honor a previously dishonored presentation under a Letter of Credit, whether such dishonor was pursuant to a court order, to settle or compromise any claim of wrongful dishonor, or otherwise, and shall be entitled to reimbursement to the same extent as if such presentation had initially been honored, together with any interest paid by the Issuing Bank; (iv) may honor any drawing that is payable upon presentation of a statement advising negotiation or payment, upon receipt of such statement (even if such statement indicates that a draft or other document is being delivered separately), and shall not be liable for any failure of any such draft or other document to arrive, or to conform in any way with the relevant Letter of Credit;
(v) may pay any paying or negotiating bank claiming that it rightfully honored under the Laws or practices of the place where such bank is located; and (vi) may settle or adjust any claim or demand made on the Administrative Agent or the Issuing Bank in any way related to any order issued at the applicant's request to an air carrier, a letter of guarantee or of indemnity issued to a carrier or any similar document (each an "Order") and honor any drawing in connection with any Letter of Credit that is the subject to such Order, notwithstanding that any drafts or other documents presented in connection with such Letter of Credit fail to conform in any way with such Letter of Credit.

In furtherance and extension and not in limitation of the specific provisions set forth above, any action taken or omitted by the Administrative Agent or the Issuing Bank under or in connection with the Letters of Credit issued by it or any documents and certificates delivered thereunder, if taken or omitted in good faith, shall not put the Administrative Agent or the Issuing Bank under any resulting liability to the relevant Borrower or any Lender.

..4       Changes of Commitments.
-------------------------------

     (a)  Expiration  of  Commitments.  The  Revolving  Credit  Commitments  and
Swingline    Commitment    shall    be    automatically    reduced    to    zero
on the Commitment Termination Date.

(b) Reductions of Commitments. The Borrowers shall have the right at any time or from time to time (i) to permanently and irrevocably reduce the aggregate unused amount of the Revolving Credit Commitments (for which purpose use of Revolving Credit Commitments shall be deemed to include the aggregate amount of Swingline Loans and Letter of Credit Liabilities) and (ii) in the case of the Revolving Credit Borrowers, so long as no Loans (including all Swingline Loans) or Letter of Credit Liabilities are outstanding, to permanently and irrevocably terminate the Revolving Credit Commitments; provided that (x) the relevant Borrower shall give notice of each such termination or reduction as provided in Section 4.05 hereof and (y) each partial reduction shall be in an aggregate amount at least equal to $5,000,000 (or a larger multiple of $1,000,000).

(c) Increase in Commitments. The Borrowers may request an increase in the amount of the Revolving Credit Commitments provided that (i) any such increase shall not cause the total amount of the Revolving Credit Commitments to exceed $60,000,000, (ii) any such increase shall be in an amount of not less than $5,000,000 and in increments of not less than $1,000,000 and (iii) the Borrowers must request such increase and such increase must become effective on or before December 31, 2002. If the Borrowers desire to increase the Revolving Credit Commitments, the Borrowers shall offer the existing Lenders the opportunity to participate in any such increase before another lender joins this Agreement as a Lender to provide a Revolving Credit Commitment. Any new lender shall be subject to the approval of the Administrative Agent. If such increase is provided by a new lender, such new lender and the Administrative Agent shall execute a Joinder and such new lender shall thereby join this Agreement and each of the Credit Documents as a Lender on the effective date of the increase. Any such increase shall not require the approval of the Lenders under Section 12.04, but such increase shall be approved in writing by the Parent, the Administrative Agent, any new lender and any existing Lender which is increasing its Revolving Credit Commitment. If such increase in Revolving Credit Commitments is provided by either a new lender, or by one or more of the existing Lenders but not ratably by all of the existing Lenders, the Borrowers shall make any and all payments required under Section 5.05. The Lenders shall participate in any Loans and Letter of Credit Liability existing on or made after the effective date of the increase ratably according to their respective Revolving Credit Commitments, as modified on the date of such increase.

     (d) General. The Revolving Credit Commitments under the Revolving Credit Facility once terminated or reduced may not be reinstated.

..5       Certain Fees.
---------------------

(a) Accruing from the Restatement Effective Date until the Commitment Termination Date, the Revolving Credit Borrowers agree to pay to the Administrative Agent for the account of each Lender, as consideration for such Lender's Revolving Credit Commitment hereunder, a nonrefundable facility fee (the "Facility Fees") equal to .75% per annum computed (on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) on the amount of such Lender's Revolving Credit Commitment as the same may be constituted from time to time.

(b) Accrued Facility Fees shall be payable on each Quarterly Date and on the earlier of the date the Revolving Credit Commitments are terminated and the Commitment Termination Date.

(c) Notwithstanding anything to the contrary contained herein or in the Existing Credit Agreement, the accrued fees payable under Section 2.05 of the Existing Credit Agreement shall be payable on the Restatement Effective Date.

..6 Lending Offices. The Loans of each Type made by each Lender shall be made and maintained at such Lender's Applicable Lending Office for Loans of such Type, provided, however, each Lender shall have the right from time to time, without notice to the Borrowers, to deem any branch, Subsidiary or affiliate (which for the purposes of this Section 2.06 shall mean any corporation or association which is directly or indirectly controlled by or is under direct or indirect common control with any corporation or association which directly or indirectly controls such Lender) of such Lender to have made, maintained or funded any Eurodollar Loan at any time, provided that immediately following (on the assumption that a payment were then due from the relevant Borrower to such other office), and as a result of such change, the relevant Borrower would not be under any greater financial obligation pursuant to Section 5.01 [Additional Costs] than it would have been in the absence of such change. Notional funding offices may be selected by each Lender without regard to such Lender's actual methods of making, maintaining or funding the Loans or any sources of funding actually used by or available to such Lender, and provided further that each Lender shall have the right from time to time to make or maintain any Loan by arranging for a branch, Subsidiary or affiliate of such Lender to make or maintain such Loan subject to the last sentence of this Section 2.06. If any Lender causes a branch, Subsidiary or affiliate to make or maintain any part of the Loans hereunder, all terms and conditions of this Agreement shall, except where the context clearly requires otherwise, be applicable to such part of the Loans to the same extent as if such Loans were made or maintained by such Lender, but in no event shall any Lender's use of such a branch, Subsidiary or affiliate to make or maintain any part of the Loans hereunder cause such Lender or such branch, Subsidiary or affiliate to incur any cost or expenses payable by the relevant Borrower hereunder or require the relevant Borrower to pay any other compensation to any Lender (including any expenses incurred or payable pursuant to Section 5.01 [Additional Costs]) which would otherwise not be incurred.

..7 Several Obligations; Remedies Independent. The failure of any Lender to make any Loan to be made by it on the date specified therefor shall not relieve any other Lender of its obligation to make its Loan on such date, but neither any Lender nor the Administrative Agent shall be responsible for the failure of any other Lender to make a Loan to be made by such other Lender, and (except as otherwise provided in Section 4.06 hereof) no Lender shall have any obligation to the Administrative Agent or any other Lender for the failure by such Lender to make any Loan required to be made by such Lender. The amounts payable by the Borrowers at any time hereunder and under the Notes to each Lender shall be a separate and independent debt payable to each Lender, and each Lender shall be entitled to protect and enforce its rights arising out of this Agreement and the Notes, and it shall not be necessary for any other Lender or the Administrative Agent to consent to, or be joined as an additional party in, any proceedings for such purposes.

..8       Notes.
--------------

     (a) Promissory Notes. The Loans made by each Lender under the Revolving Credit Facility shall be evidenced by a single promissory note of the Borrowers substantially in the form of Exhibit 1.01(R) hereto.


 Each Revolving Credit Note shall be dated the Restatement Effective Date, payable to such Lender in a principal amount equal to the amount of its Revolving Credit Commitment under the Revolving Credit Facility as in effect on the Restatement Effective Date and otherwise duly completed. The Swingline Loans made by the Swingline Lender under the Swingline Facility shall be evidenced by a single promissory note of the Borrowers substantially in the form of Exhibit 1.01(S)(2) hereto. The Swingline Note evidencing the Swingline Loans made by the Swingline Lender shall be dated the Restatement Effective Date, payable to the Swingline Lender in a principal amount equal to $7,500,000 and otherwise duly completed.

(b) Recordation of Loans, Etc. The date, amount, Type, interest rate and duration of Interest Period (if applicable) of each Loan under the Revolving Credit Facility or the Swingline Facility, as applicable made by each Lender to the Borrowers, and each payment made on account of the principal thereof, shall be recorded by such Lender on its books and, prior to any transfer of the Note evidencing the Loans held by it, endorsed by such Lender on the schedule attached to such Note or any continuation thereof; provided that the failure of such Lender to make any such recordation or endorsement shall not affect the obligations of the Borrowers to make a payment when due of any amount owing hereunder or under such Note in respect of such Loans. The Administrative Agent's and each Lender's statement of account, ledger or other relevant record shall, in the absence of manifest error, be conclusive as the statement of the amount of principal of and interest on the Loans and other amounts owing under this Agreement and shall be deemed an "account stated."

(c) Substitution, Exchange, Subdivision, Etc. No Lender shall be entitled to have its Notes substituted or exchanged for any reason, or subdivided for promissory notes of lesser denominations, except in connection with a permitted assignment of all or any portion of such Lender's relevant Commitments, Loans and Notes pursuant to Section 12.06 hereof (and, if requested by any Lender, each Borrower agrees to so exchange any such Note).

..9 Optional Prepayments and Conversions or Continuations of Loans. Subject to
Section 4.04 hereof, each Borrower shall have the right to prepay Loans, to Convert Revolving Credit Loans of one Type into Revolving Credit Loans of another Type or to Continue Revolving Credit Loans of one Type as Revolving Credit Loans of the same Type, at any time or from time to time, provided that:

(a) such Borrower shall give the Administrative Agent (or, in the case of Swingline Loans, shall give the Swingline Lender) notice of each such prepayment, Conversion or Continuation as provided in Section 4.05 hereof (and, upon the date specified in any such notice of prepayment, the amount to be prepaid shall become due and payable hereunder);

(b) any such prepayment or Conversion of a Eurodollar Loan other than on the last day of an Interest Period therefor shall be accompanied by, and subject to, the payment of any amount payable under Section 5.05 hereof in respect of such prepayment or Conversion; and

     (c) any Conversion or Continuation of Eurodollar Loans shall be subject to the provisions of Section 2.01(c) hereof.

Notwithstanding the foregoing, and without limiting the rights and remedies of the Lenders under Section 10 hereof, in the event that any Event of Default shall have occurred and be continuing, the Administrative Agent may (and at the request of the Required Lenders shall) suspend the right of the Borrowers to Convert any Loan into a Eurodollar Loan, or to Continue any Loan as a Eurodollar Loan, in which event all Loans shall be Converted (on the last day(s) of the respective Interest Periods therefor) or Continued, as the case may be, as Base Rate Loans.

Section 3.        Payments of Principal and Interest.
----------------------------------------------------

..1       Repayment of Loans.
---------------------------

(a) Revolving Credit Facility. The Revolving Credit Borrowers hereby jointly and severally promise to pay to the Administrative Agent for account of each Lender the entire outstanding principal amount of such Lender's Revolving Credit Loans, and each such Loan shall mature, on the Commitment Termination Date or earlier acceleration.

(b) Swingline Loans. The Revolving Credit Borrowers hereby jointly and severally promise to pay to the Administrative Agent for account of the Swingline Lender (or each other Lender holding a Swingline Loan) the entire outstanding principal amount of the Swingline Loans, and each such Loan shall mature, on the Commitment Termination Date or earlier acceleration or demand.

(c) Mandatory Payments. In the event that at any time the Revolving Facility Usage exceeds the lesser of the Borrowing Base or the Revolving Credit Commitments, the Borrowers, jointly and severally, shall immediately and without the necessity of any demand, make a mandatory payment of principal on the Revolving Credit Loans equal to or greater than the amount by which the Revolving Facility Usage exceeds the lesser of the Borrowing Base or the Revolving Credit Commitments, together with accrued interest on such principal amount. Notwithstanding the preceding sentence, in the event the Revolving Facility Usage exceeds the Borrowing Base as a result of a reduction of inventory values or advance rates on inventory following an inventory appraisal conducted pursuant to Section 9.01(j), the Borrowers, jointly and severally, shall without the necessity of any demand, make a mandatory payment of principal on the Revolving Credit Loans equal to or greater than the amount by which the Revolving Facility Usage exceeds the lesser of the Borrowing Base or the Revolving Credit Commitments within ninety (90) days after such reduction of inventory values or advance rates based upon an inventory appraisal conducted pursuant to Section 9.01(j).

         Any provision of this Agreement to the contrary notwithstanding, at the request of the Parent, in its discretion the Administrative Agent may (but shall have absolutely no obligation to) make Revolving Credit Loans to the Borrowers on behalf of the Lenders in amounts that cause the Revolving Facility Usage to exceed the Borrowing Base ("Overadvances"), provided that no such event or occurrence shall cause or constitute a waiver of the Administrative Agent's or any Lender's right to refuse to make any further Overadvances, Revolving Credit Loans or Swingline Loans or incur Letter of Credit Liability, as the case may be, at any time an Overadvance exists. All Overadvances shall bear interest at the Applicable Pricing Level. The authority of the Administrative Agent to permit Overadvances is limited to an amount equal to ten percent (10%) of the Borrowing Base at the time of such Overadvance, and such Overadvance shall not exist for a period longer than five (5) Business Days. The Overadvance shall not cause the Revolving Facility Usage to exceed the Revolving Credit Commitments.


..2 Interest. Each Borrower hereby promises to pay to the Administrative Agent for account of each Lender interest on the unpaid principal amount of each Loan (including each Swingline Loan) made by such Lender to such Borrower for the period from and including the date of such Loan to and including the date such Loan shall be paid in full, at the following rates per annum:

(a)      Revolving Credit Loans:
-------------------------------

(i) During the period from the Restatement Effective Date through, but not including, the Initial Delivery Date, the Borrowers shall have the right to select from the following interest rate options applicable to Revolving Credit Loans

(A) during such periods as such Revolving Credit Loan is a Base Rate Loan, the Base Rate (as in effect from time to time) plus .50%; and

(B) during such periods as such Revolving Credit Loan is a Eurodollar Loan, the Euro Rate plus 2.00%.

(ii) At any time from and after the Initial Delivery Date, the Borrowers shall have the right to select from the following interest rate options applicable to Revolving Credit Loans:

(A) during such periods as such Revolving Credit Loan is a Base Rate Loan, the Base Rate (as in effect from time to time) plus the Applicable Margin; and

(B) during such periods as such Revolving Credit Loan is a Eurodollar Loan, for each Interest Period relating thereto, the Euro-Rate for such Loan for such Interest Period plus the Applicable Margin.

(b) Swingline Loans. Swingline Loans shall bear interest (i) during the period from the Restatement Effective Date through, but not including, the Initial Delivery Date, the Base Rate (as in effect from time to time) plus .50%, and
(ii) at any time from and after the Initial Delivery Date, the Base Rate (as in effect from time to time) plus the Applicable Margin.

(c) Interest upon Event of Default. To the extent permitted by law, each Borrower hereby promises to pay to the Administrative Agent for account of each Lender interest at the applicable Post-Default Rate upon the occurrence of an Event of Default and until such time as such Event of Default shall have been cured or waived on any principal of any Loan made by such Lender to such Borrower, on any Reimbursement Obligation of such Borrower held by such Lender, on any letter of credit fee under Section 2.03(b)(vii), and on any other amount payable by such Borrower hereunder under the Notes or held by such Lender to or for account of such Lender, or under the other Credit Documents that shall not be paid in full when due (whether at stated maturity, by acceleration, by mandatory prepayment or otherwise), for the period from and including the due date thereof to but excluding the date the same is paid in full.

         The Borrowers acknowledge that the increase in rates referred to above reflects, among other things, the fact that such Loans or other amounts have become a substantially greater risk given their default status and that the Lenders are entitled to additional compensation for such risk; and all such interest shall be payable by the Borrowers upon demand by the Administrative Agent.

         If at any time the designated rate applicable to any Loan made by any Lender exceeds such Lender's highest lawful rate, the rate of interest on such Lender's Loan shall be limited to such Lender's highest lawful rate.

(d)      Interest Payment Dates.
-------------------------------

         Accrued interest on each Loan shall be payable (i) in the case of a Base Rate Loan and a Swingline Loan, quarterly on the Quarterly Dates, (ii) in the case of a Eurodollar Loan, on the last day of each Interest Period therefor and, if such Interest Period is longer than three months, at 90 day intervals following the first day of such Interest Period, (iii) in the case of any Swingline Loan, monthly in arrears on the first Business Day of each calendar month, and (iv) in the case of any Loan, upon the payment or prepayment thereof or the Conversion of such Loan to a Loan of another Type (but only on the principal amount so paid, prepaid or Converted), except that interest payable at the Post-Default Rate shall be payable from time to time on demand. The Borrowers may call the Administrative Agent on or before the date on which a loan request is to be delivered to receive an indication of the interest rates then in effect, but it is acknowledged that such projection shall not be binding on the Administrative Agent and the Lenders nor affect the rate of interest which thereafter is actually in effect when the election is made.

                  Notwithstanding anything to the contrary contained herein or in the Existing Credit Agreement, accrued interest payable under Section 3.02 of the Existing Credit Agreement with respect to any of the "Loans" outstanding thereunder immediately prior to the Restatement Effective Date shall be paid on the Restatement Effective Date. On the Restatement Effective Date, all "Interest Periods" under the Existing Credit Agreement in respect of the Existing Revolving Credit Loans shall automatically be terminated, and, subject to the terms and conditions of this Agreement, during the Revolving Credit Borrowing Period the Revolving Credit Borrowers may borrow, repay and reborrow the amount of the Revolving Credit Commitments by means of Base Rate Loans and Eurodollar Loans and may Convert Revolving Credit Loans of one Type into Revolving Credit Loans of another Type (as provided in Section 2.09 hereof) or Continue Revolving Credit Loans of one Type as Revolving Credit Loans of the same Type (as provided in Section 2.09 hereof).

Section 4.        Payments; Pro Rata Treatment; Computations; Etc.

..1       Payments.
-----------------

(a) Except to the extent otherwise provided herein, all payments of principal, interest, Reimbursement Obligations, Facility Fees, letter of credit fees under
Section 2.03(b)(vii), Agent's Fee and other amounts to be made by the Borrowers under this Agreement and the Notes, and, except to the extent otherwise provided therein, all payments to be made by the Obligors under any other Credit Document, shall be made in Dollars, in immediately available funds, without deduction, set-off or counterclaim, to the Administrative Agent at an account specified by the Administrative Agent, not later than 1:00 p.m. Pittsburgh time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day). .

(b) Any Lender for whose account any such payment by a Borrower is to be made may (but shall not be obligated to) debit the amount of any such payment that is not made by such time to any ordinary deposit account of such Borrower with such Lender (with notice to such Borrower and the Administrative Agent), provided that such Lender's failure to give such notice shall not affect the validity thereof.

(c) Each Borrower shall, at the time of making each payment under this Agreement or any Note for account of any Lender, specify to the Administrative Agent (which shall so notify the intended recipient(s) thereof) the Revolving Credit Loans, the Swingline Loans, Reimbursement Obligations or other amounts payable by such Borrower hereunder to which such payment is to be applied (and in the event that such Borrower fails to so specify, or if an Event of Default has occurred and is continuing, the Administrative Agent may distribute such payment for application first to the Swingline Loans outstanding, second to the Base Rate Loans outstanding and third to the Eurodollar Loans outstanding, subject to
Section 4.02 hereof, or otherwise as the Administrative Agent may determine to be appropriate).

(d) Except to the extent otherwise provided in the last sentence of Section 2.03(b)(v) hereof, each payment received by the Administrative Agent under this Agreement or any Note for account of any Lender shall be paid by the Administrative Agent promptly to such Lender, in immediately available funds, for account of such Lender's Applicable Lending Office for the Loan or other obligation in respect of which such payment is made.

(e) If the due date of any payment under this Agreement or any Note would otherwise fall on a day that is not a Business Day, such date shall be extended to the next succeeding Business Day, and interest shall be payable for any principal so extended for the period of such extension.

..2 Pro Rata Treatment. Except to the extent otherwise provided herein: (a) each borrowing of Revolving Credit Loans from the Lenders under Section 2.01(a) hereof shall be made from the relevant Revolving Credit Lenders, each payment of Facility Fees under Section 2.05 hereof in respect of the Revolving Credit Commitments shall be made for account of the relevant Revolving Credit Lenders, and each termination or reduction of the amount of the Revolving Credit Commitments under Section 2.04 hereof shall be applied to the respective Revolving Credit Commitments of the relevant Lenders, pro rata according to the amounts of their respective Revolving Credit Commitments; (b) except as otherwise provided in Section 5.04 hereof, Eurodollar Loans having the same Interest Period shall be allocated pro rata among the relevant Lenders according to the amounts of their respective Revolving Credit Commitments (in the case of the making of Revolving Credit Loans) or their respective Revolving Credit Loans (in the case of Conversions and Continuations of Revolving Credit Loans); (c) each payment or prepayment of principal of Revolving Credit Loans by a Borrower shall be made for account of the Revolving Credit Lenders pro rata in accordance with the respective unpaid principal amounts of the Revolving Credit Loans held by them; and (d) each payment of interest on Revolving Credit Loans by the relevant Borrower shall be made for account of the relevant Lenders pro rata in accordance with the amounts of interest on such Revolving Credit Loans then due and payable to the respective Lenders. Notwithstanding the foregoing, borrowings, payments and prepayments of Swingline Loans shall be made to the Swingline Lender according to Section 2.

..3 Computations. Interest on Eurodollar Loans, Facility Fees and letter of credit fees shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but, except as otherwise provided in Section 2.03(b)(vii) hereof, excluding the last day) occurring in the period for which payable, and interest on Base Rate Loans and Reimbursement Obligations shall be computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable. Notwithstanding the foregoing, for each day that the Base Rate is calculated by reference to the Federal Funds Rate, interest on Base Rate Loans and Reimbursement Obligations shall be computed on the basis of a year of 360 days and actual days elapsed.

..4 Minimum Amounts. Except for Conversions made pursuant to Section 5.04 hereof, each borrowing and Conversion of principal of Revolving Credit Loans shall be in an aggregate amount at least equal to $5,000,000 or a larger multiple of $1,000,000 (borrowings or Conversions of or into Revolving Credit Loans of different Types or, in the case of Eurodollar Loans, having different Interest Periods at the same time hereunder to be deemed separate borrowings and Conversions for purposes of the foregoing, one for each Type or Interest
Period), provided that the aggregate principal amount of Eurodollar Loans having the same Interest Period shall be in an amount at least equal to $5,000,000 or a larger multiple of $1,000,000 and, if any Eurodollar Loans would otherwise be in a lesser principal amount for any period, such Revolving Credit Loans shall be borrowed as Base Rate Loans during such period. Except for prepayments made pursuant to Section 5.04 hereof, each partial prepayment of principal of Revolving Credit Loans shall be in an aggregate amount at least equal to $1,000,000 or a larger multiple of $1,000,000 (prepayments of Revolving Credit Loans of different Types or, in the case of Eurodollar Loans, having different Interest Periods at the same time hereunder to be deemed separate prepayments for purposes of the foregoing, one for each Type or Interest Period). Each borrowing of Swingline Loans shall be in an aggregate amount at least equal to $100,000 or in multiples of $50,000 in excess thereof and each partial prepayment of Swingline Loans shall be in an aggregate amount at least equal to $50,000 or in multiples of $50,000 in excess thereof.

..5 Certain Notices. Notices by a Borrower to the Administrative Agent of terminations or reductions of the Commitments, of borrowings, Conversions, Continuations and optional prepayments of Loans, of requests for the issuance of a Letter of Credit, of Types of Revolving Credit Loans and of the duration of Interest Periods shall be irrevocable and shall be effective only if received by the Administrative Agent not later than 12:00 noon Pittsburgh time (10:00 a.m. Pittsburgh time in the case of a request for a Letter of Credit) on the number of Business Days prior to the date of the relevant termination, reduction, borrowing, issuance, Conversion, Continuation or prepayment or the first day of such Interest Period specified below:

                                                       Number of
                                                        Business
                          Notice                       Days Prior
Termination or reduction
of Commitments                                             3
Borrowing or prepayment
of Swingline Loans                                      same day
Borrowing or prepayment of,
or Conversions into,
Base Rate Loans
(other than Swingline Loans)                                1
Borrowing or prepayment of,
Conversions into, Continuations
as, or duration of Interest
Period for, Eurodollar Loans                                3
Request for the issuance of a Letter of Credit              5
Each such notice of termination or reduction shall specify the amount by which the Commitments are to be terminated or reduced under each of the Revolving Credit Facility and the Swingline Facility. Each request for the issuance of a Letter of Credit shall be made by delivering to the Issuing Bank a completed application and agreement for letters of credit in such form as the Issuing Bank may specify form time to time. Each such notice of borrowing, Conversion, Continuation or optional prepayment with respect to Revolving Credit Loans, shall specify the Revolving Credit Loans to be borrowed, Converted, Continued or prepaid, the duration of an Interest Period of such Loans, if applicable and the amount (subject to Section 4.04 hereof) and Type of each Loan to be borrowed, Converted, Continued or prepaid and the date of borrowing, Conversion, Continuation or optional prepayment (which shall be a Business Day) and shall be substantially in the form of Exhibit 1.01(L). Each such notice of borrowing, or optional prepayment with respect to Swingline Loans, shall specify the Swingline Loans to be borrowed or prepaid and the amount (subject to Section 4.04 hereof) of each Swingline Loan to be borrowed or prepaid and the date of borrowing or optional prepayment (which shall be a Business Day) and shall be substantially in the form of, Exhibit 1.01(S)(1). Any such notice or request with respect to a Revolving Credit Loan or a Swingline Loan may be made by telephone immediately confirmed in writing by letter, facsimile or telex in the form of such applicable Exhibit, it being understood that the Administrative Agent may rely on the authority of any individual making such a telephonic request without the necessity of receipt of such written confirmation. The Administrative Agent shall promptly notify the Lenders of the contents of each such notice. In the event that a Borrower fails to select the Type of Loan, or the duration of any Interest Period for any Eurodollar Loan, within the time period and otherwise as provided in this Section 4.05, such Loan (if outstanding as a Eurodollar Loan) will be automatically Converted into a Base Rate Loan on the last day of the then current Interest Period for such Loan or (if outstanding as a Base Rate
Loan) will remain as, or (if not then outstanding) will be made as, a Base Rate Loan.

..6 Non-Receipt of Funds by the Administrative Agent . Unless the Administrative Agent shall have been notified by a Lender or a Borrower (the "Payor") prior to the date on which the Payor is to make payment to the Administrative Agent of (in the case of a Lender) the proceeds of a Loan required to be made by such Lender hereunder or (in the case of a Borrower) a payment to the Administrative Agent for account of one or more of the Lenders hereunder (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Administrative Agent, the Administrative Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient(s) on such date; and, if the Payor has not in fact made the Required Payment to the Administrative Agent, the recipient(s) of such payment shall, on demand, repay to the Administrative Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date (the "Advance Date") such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to the Federal Funds Rate for such day and, if such recipient(s) shall fail promptly to make such payment, the Administrative Agent shall be entitled to recover such amount, on demand, from the Payor, together with interest as aforesaid, provided that if neither the recipient(s) nor the Payor shall return the Required Payment to the Administrative Agent within three Business Days of the Advance Date, then, retroactively to the Advance Date, the Payor and the recipient(s) shall each be obligated to pay interest on the Required Payment as follows:

(i) if the Required Payment shall represent a payment to be made by a Borrower to the Lenders, such Borrower and the recipient(s) shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment at the Post-Default Rate (without duplication of the obligation of the Borrowers under Section 3.02 hereof to pay interest on the Required Payment at the Post-Default Rate), it being understood that the return by the recipient(s) of the Required Payment to the Administrative Agent shall not limit such obligation of such Borrower under said Section 3.02 to pay interest at the Post-Default Rate in respect of the Required Payment and

(ii) if the Required Payment shall represent proceeds of a Loan to be made by the Lenders to a Borrower, the Payor and such Borrower shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment pursuant to whichever of the rates specified in Section 3.02 hereof is applicable to the Type of such Loan, it being understood that the return by a Borrower of the Required Payment to the Administrative Agent shall not limit any claim such Borrower may have against the Payor in respect of such Required Payment.

..7       Sharing of Payments, Etc.

(a) Each Obligor agrees that, in addition to (and without limitation of) any right of set-off, banker's lien or counterclaim a Lender or any participant of any Lender which has agreed in writing to be bound by the provisions of this
Section 4.07 may otherwise have, the Administrative Agent each Lender and any branch, Subsidiary or affiliate of such Lender, the Administrative Agent or participant shall be entitled, at its option (to the fullest extent permitted by law), to set off and apply any deposit (general or special, time or demand, provisional or final), or other indebtedness, held by it for the credit or account of such Obligor at any of its offices, in Dollars or in any other currency, against any principal of or interest on any of such Lender's Loans, Reimbursement Obligations or any other amount payable to such Lender hereunder, that is not paid when due (regardless of whether such deposit or other indebtedness are then due to such Obligor), in which case it shall promptly notify such Obligor and the Administrative Agent thereof, provided that such Lender's failure to give such notice shall not affect the validity thereof. Such right shall exist whether or not any Lender or the Administrative Agent shall have made any demand under this Agreement or any other Credit Document, whether or not such debt owing to or funds held for the account of any Obligor is or are matured or unmatured and regardless of the existence or adequacy of any collateral, guarantee or any other security, right or remedy available to any Lender or the Administrative Agent.

(b) If any Lender shall obtain from any Obligor payment of any principal of or interest on any Loan under any Revolving Credit Facility, Swingline Facility or Letter of Credit Liability owing to it or payment of any other amount under this Agreement or any other Credit Document through the exercise of any right of set-off, banker's lien or counterclaim or similar right or otherwise (other than from the Administrative Agent as provided herein), and, as a result of such payment, such Lender shall have received a greater percentage of the principal of or interest on the Loans under such Revolving Credit Facility, Swingline Facility or Letter of Credit Liabilities or such other amounts then due hereunder or thereunder by such Obligor to such Lender than the percentage received by any other Lender, it shall promptly purchase from such other Lenders participations in (or, if and to the extent specified by such Lender, direct interests in) the Loans under such Revolving Credit Facility, Swingline Facility or Letter of Credit Liabilities or such other amounts, respectively, owing to such other Lenders (or in interest due thereon, as the case may be) in such amounts, and make such other adjustments from time to time as shall be equitable, to the end that all the Lenders shall share the benefit of such excess payment (net of any expenses that may be incurred by such Lender in obtaining or preserving such excess payment) pro rata in accordance with the unpaid principal of and/or interest on the Loans under such Revolving Credit Facility, Swingline Facility or Letter of Credit Liabilities or such other amounts, respectively, owing to each of the Lenders. To such end all the Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored.

(c) Each Obligor agrees that any Lender so purchasing such a participation (or direct interest) may exercise all rights of set-off, banker's lien, counterclaim or similar rights with respect to such participation as fully as if such Lender were a direct holder of Loans or other amounts (as the case may be) owing to such Lender in the amount of such participation.

(d) Nothing contained herein shall require any Lender to exercise any such right or shall affect the right of any Lender to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of any Obligor. If, under any applicable bankruptcy, insolvency or other similar Law, any Lender receives a secured claim in lieu of a set-off to which this
Section 4.07 applies, such Lender shall, to the extent practicable, exercise its rights in respect of such secured claim in a manner consistent with the rights of the Lenders entitled under this Section 4.07 to share in the benefits of any recovery on such secured claim.

Section 5.        Yield Protection, Etc.

..1        Additional Costs.
--------------------------

(a) Each Borrower shall pay directly to each Lender from time to time such amounts as such Lender may determine to be necessary to compensate such Lender for any costs that such Lender determines are attributable to its making or maintaining of any Loans or its obligation to make any Loans hereunder, or any reduction in any amount receivable by such Lender hereunder in respect of any of such Loans or such obligation, resulting from any Regulatory Change that:

(i) shall subject any Lender (or its Applicable Lending Office for any of such Loans) to any tax, duty or other charge in respect of such Loans or its Notes or changes the basis of taxation of any amounts payable to such Lender under this Agreement or its Notes in respect of any of such Loans (excluding changes in the rate of tax on the overall net income of such Lender or of such Applicable Lending Office by the jurisdiction in which such Lender has its principal office or such Applicable Lending Office); or

(ii) imposes or modifies any reserve, special deposit or similar requirements (other than the Reserve Requirement utilized in the determination of the Euro-Rate for such Loan) relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, such Lender (including, without limitation, any of such Loans or any deposits referred to in the definition of "Euro-Rate" in Section 1.01 hereof), or any commitment of such Lender (including, without limitation, the Commitments of such Lender hereunder); or

(iii) imposes any other condition affecting this Agreement or its Notes (or any of such extensions of credit or liabilities) or its Commitments.

If any Lender requests compensation from a Borrower under this Section 5.01(a), such Borrower may, by notice to such Lender through the Parent (with a copy to the Administrative Agent), suspend the obligation of such Lender thereafter to make or Continue Eurodollar Loans, or to Convert Base Rate Loans into Eurodollar Loans, until the Regulatory Change giving rise to such request ceases to be in effect (in which case the provisions of Section 5.04 hereof shall be applicable), provided that such suspension shall not affect the right of such Lender to receive the compensation so requested.

(b) Without limiting the effect of the foregoing provisions of this Section 5.01 (but without duplication), each Borrower shall pay directly to each Lender from time to time within 10 business days after notice to Borrowers such amounts as such Lender may determine to be necessary to compensate such Lender (or, without duplication, the bank holding company of which such Lender is a subsidiary) for any costs that it determines are attributable to the maintenance by such Lender (or any Applicable Lending Office or such bank holding company), pursuant to any Law or regulation or any interpretation, directive or request (whether or not having the force of law and whether or not failure to comply therewith would be unlawful) of any court or governmental or monetary authority (i) following any Regulatory Change or (ii) implementing any risk-based capital guideline or other requirement (whether or not having the force of law and whether or not the failure to comply therewith would be unlawful) hereafter issued by any government or governmental or supervisory authority, of capital in respect of its Commitments or Loans (such compensation to include, without limitation, an amount equal to any reduction of the rate of return on assets or equity of such Lender (or any Applicable Lending Office or such bank holding company) to a level below that which such Lender (or any Applicable Lending Office or such bank holding company) could have achieved but for such Law, regulation, interpretation, directive or request).

(c) If any Lender sustains or incurs any loss or expense entitling such Lender to compensation under paragraph (a) or (b) of this Section 5.01, it shall notify the Borrowers of the amount determined in good faith by such Lender (which determination may include such assumptions, allocations of costs and expenses and averaging or attribution methods as such Lender shall deem reasonable) to be necessary to indemnify such Lender for such loss or expense. Each Lender will furnish to the relevant Borrower a certificate setting forth in reasonable detail the basis and amount of each request by such Lender for compensation under paragraph (a) or (b) of this Section 5.01. Determinations and allocations by any Lender for purposes of this Section 5.01 of the effect of any Regulatory Change pursuant to paragraph (a) of this Section 5.01, or of the effect of capital maintained pursuant to paragraph (b) of this Section 5.01, on its costs or rate of return of maintaining Loans or its obligation to make Loans, or on amounts receivable by it in respect of Loans, and of the amounts required to compensate such Lender under this Section 5.01, shall be conclusive, provided that such determinations and allocations are made on a reasonable basis and consistent with the methodology generally applied by such Lender.

     .2 Limitation on Types of Revolving Credit Loans. Anything herein to the contrary notwithstanding, if, on or prior to the determination of any Euro-Rate for any Interest Period:

(a) the Administrative Agent determines, which determination shall be conclusive, that quotations of interest rates for the relevant deposits referred to in the definition of "Euro-Rate" in Section 1.01 hereof are not being provided in the relevant amounts or for the relevant maturities for purposes of determining rates of interest for Eurodollar Loans as provided herein or a contingency has occurred which materially and adversely affects the London interbank eurodollar market relating to the Euro-Rate; or

(b) any Lender determines, which determination shall be conclusive, and notifies the Administrative Agent that the relevant rates of interest referred to in the definition of "Euro-Rate" in Section 1.01 hereof upon the basis of which the rate of interest for Eurodollar Loans for such Interest Period is to be determined are not likely adequately to cover the cost to such Lender of making or maintaining Eurodollar Loans for such Interest Period;

then the Administrative Agent shall give each Borrower and each Lender prompt notice thereof and, so long as such condition remains in effect, the Lenders shall be under no obligation to make additional Eurodollar Loans, to Continue Eurodollar Loans or to Convert Base Rate Loans into Eurodollar Loans, and each Borrower shall, on the last day(s) of the then current Interest Period(s) for the outstanding Eurodollar Loans, either prepay such Eurodollar Loans or Convert such Eurodollar Loans into Base Rate Loans in accordance with Section 2.09 hereof.

..3 Illegality; Impracticability . Notwithstanding any other provision of this Agreement, in the event that it becomes impracticable or unlawful for any Lender or its Applicable Lending Office to honor its obligation to make or maintain Eurodollar Loans hereunder (and, in the sole opinion of such Lender, the designation of a different Applicable Lending Office would either not avoid such impracticability or unlawfulness or would be disadvantageous to such Lender), then such Lender shall promptly notify each Borrower thereof (with a copy to the Administrative Agent) and such Lender's obligation to make or Continue, or to Convert Revolving Credit Loans of any other Type into, Eurodollar Loans shall be suspended until such time as such Lender may again make and maintain Eurodollar Loans (in which case the provisions of Section 5.04 hereof shall be applicable).

..4 Treatment of Affected Revolving Credit Loans. If the obligation of any Lender to make Eurodollar Loans or to Continue, or to Convert Base Rate Loans into, Eurodollar Loans shall be suspended pursuant to Section 5.01, 5.02 or 5.03 hereof, such Lender's Eurodollar Loans shall be automatically Converted into Base Rate Loans on the last day(s) of the then current Interest Period(s) for Eurodollar Loans (or, in the case of a Conversion resulting from a circumstance described in Section 5.03 hereof, on such earlier date as such Lender may specify to the Borrowers with a copy to the Administrative Agent) and, unless and until such Lender gives notice as provided below that the circumstances specified in Section 5.01, 5.02 or 5.03 hereof that gave rise to such Conversion no longer exist:

(a) to the extent that such Lender's Eurodollar Loans have been so Converted, all payments and prepayments of principal that would otherwise be applied to such Lender's Eurodollar Loans shall be applied instead to its Base Rate Loans; and

(b) all Revolving Credit Loans that would otherwise be made or Continued by such Lender as Eurodollar Loans shall be made or Continued instead as Base Rate Loans, and all Base Rate Loans of such Lender that would otherwise be Converted into Eurodollar Loans shall remain as Base Rate Loans.

If such Lender gives notice to the Borrowers with a copy to the Administrative Agent that the circumstances specified in Section 5.01, 5.02 or 5.03 hereof that gave rise to the Conversion of such Lender's Eurodollar Loans pursuant to this
Section 5.04 no longer exist (which such Lender agrees to do promptly upon such circumstances ceasing to exist) at a time when Eurodollar Loans made by other Lenders are outstanding, such Lender's Base Rate Loans under the Revolving Credit Facility shall be automatically Converted, on the first day(s) of the next succeeding Interest Period(s) for such outstanding Eurodollar Loans, to the extent necessary so that, after giving effect thereto, all Base Rate and Eurodollar Loans are allocated among the Lenders ratably (as to principal amounts, Types and Interest Periods) in accordance with their respective Revolving Credit Commitments.

..5 Compensation. Each Borrower shall pay to the Administrative Agent for account of each Lender, upon the request of such Lender through the Administrative
Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost or expense incurred in liquidating or employing deposits from third parties and loss or expense incurred in connection with funds acquired by a Lender to fund or maintain
Loans, that such Lender determines is attributable to: (a) any payment, or prepayment (whether or not such payment or prepayment is mandatory, optional, voluntary or automatic and whether or not such payment or prepayment is then due), Conversion or Continuation of a Eurodollar Loan made by such Lender for any reason (including, without limitation, the acceleration of the Eurodollar
         Loans pursuant to Section 10 hereof) on a date other than the last day of the Interest Period for such Eurodollar Loan; or

(b) any attempt by any Borrower to revoke (expressly, by later inconsistent notices or otherwise) in whole or in part any loan requests, selection of Interest Periods or notices relating to prepayments, or any failure by such Borrower for any reason (including, without limitation, the failure of any of the conditions precedent specified in Section 7 hereof to be satisfied) to borrow, Continue or Convert a Eurodollar Loan from such Lender on the date for such borrowing specified in the relevant notice of borrowing given pursuant to Section 2.02 hereof;

(c) default by the relevant Borrower in the performance or observance of any covenant or condition contained in this Agreement or any other Credit Document, including any failure of the Borrowers to pay when due (by acceleration or otherwise) any principal, interest, Facility Fees or any other amount due hereunder.

Without limiting the effect of the preceding sentence, such compensation shall include an amount equal to the excess, if any, of (i) the amount of interest that otherwise would have accrued on the principal amount so paid, prepaid, Converted or not borrowed for the period from the date of such payment, prepayment, Conversion or failure to borrow to the last day of the then current Interest Period for such Loan (or, in the case of a failure to borrow, the Interest Period for such Loan that would have commenced on the date specified for such borrowing) at the applicable rate of interest (but excluding the Applicable Margin) for such Loan provided for herein over (ii) the amount of interest that otherwise would have accrued on such principal amount at a rate per annum equal to the interest component of the amount such Lender would have bid in the London interbank market for Dollar deposits of leading banks in amounts comparable to such principal amount and with maturities comparable to such period (as reasonably determined by such Lender).

                  Without limiting the foregoing and notwithstanding anything to the contrary contained herein or in the Existing Credit Agreement, on the Restatement Effective Date the Borrowers shall pay to the Administrative Agent for account of the Existing Lenders such amounts (if any) that would be payable under Section 5.05 of the Existing Credit Agreement assuming any "Eurodollar Loans" outstanding thereunder had been paid in full on the Restatement Effective Date.

..6 Additional Costs in Respect of Letters of Credit. Without limiting the obligations of the Borrowers under Section 5.01 hereof (but without duplication), if as a result of any Regulatory Change or any risk-based capital guideline or other requirement heretofore or hereafter issued by any government or governmental or supervisory authority there shall be imposed, modified or deemed applicable any tax, reserve, special deposit, capital adequacy or similar requirement against or with respect to or measured by reference to Letters of Credit issued or to be issued hereunder and the result shall be to increase the cost to any Lender or Lenders of issuing (or purchasing participations in) or maintaining its obligation hereunder to issue (or purchase participations in) any Letter of Credit hereunder or reduce any amount receivable by any Lender hereunder in respect of any Letter of Credit (which increases in cost, or reductions in amount receivable, shall be the result of such Lender's or Lenders' reasonable allocation of the aggregate of such increases or reductions resulting from such event), then, upon demand by such Lender or Lenders (through the Administrative Agent), the Borrowers shall pay immediately to the Administrative Agent for account of such Lender or Lenders, from time to time as specified by such Lender or Lenders (through the Administrative Agent), such additional amounts as shall be sufficient to compensate such Lender or Lenders (through the Administrative Agent) for such increased costs or reductions in amount. A statement as to such increased costs or reductions in amount incurred by any such Lender or Lenders, submitted by such Lender or Lenders to the Borrowers shall be conclusive in the absence of manifest error as to the amount thereof.

..7       U.S. Taxes.
-------------------

(a) Each Borrower agrees to pay to each Lender that is not a U.S. Person such additional amounts as are necessary in order that the net payment of any amount due to such non-U.S. Person hereunder after deduction for or withholding in respect of any U.S. Taxes imposed with respect to such payment (or in lieu thereof, payment of such U.S. Taxes by such non-U.S. Person), will not be less than the amount stated herein to be then due and payable, provided that the foregoing obligation to pay such additional amounts shall not apply:

(i) to any payment to any Lender hereunder unless such Lender is, on the date hereof (or on the date it becomes a Lender hereunder as provided in Section 12.06(b) hereof) and on the date of any change in the Applicable Lending Office of such Lender, entitled to submit a Withholding Certificate,

(ii) to any U.S. Taxes to the extent imposed by reason of the failure by such non-U.S. Person to comply with applicable certification, information, documentation or other reporting requirements concerning the nationality, residence, identity or connections with the United States of America of such non-U.S. Person (including the filing of a Withholding Certificate, as appropriate) if such compliance is required by statute or regulation of the United States of America as a precondition to reduction of or relief or exemption from such U.S. Taxes, or

(iii) to any tax assessment or other governmental charge which is payable otherwise than by withholding or deduction from payments due such non-U.S. Person hereunder.

For the purposes of this Section 5.07(a), (A) "U.S. Person" shall mean a citizen, national or resident of the United States of America, a corporation, partnership or other entity created or organized in or under any laws of the United States of America or any State thereof, or any estate or trust that is subject to U.S. Federal income taxation regardless of the source of its income, and (B) "U.S. Taxes" shall mean any present or future tax, assessment or other charge or levy imposed by or on behalf of the United States of America or any taxing authority thereof or therein.

(b) Within 30 days after paying any amount to the Administrative Agent or any Lender from which it is required by Law to make any deduction or withholding, and within 30 days after it is required by Law to remit such deduction or withholding to any relevant taxing or other authority, the Borrowers shall deliver to the Administrative Agent for delivery to such non-U.S. Person evidence satisfactory to such Person of such deduction, withholding or payment (as the case may be).

..8 Replacement of Lenders. If any Lender: (i) defaults in its obligations to make Loans pursuant to Section 2.01 hereof or to fund unreimbursed drawings under Section 2.03 hereof, (ii) requests compensation pursuant to Section 5.01 or 5.06 hereof, (iii) becomes subject to the control of an Official Body (other than normal and customary supervision) or (iv) gives notice under Section 5.02 hereof (any such Lender so defaulting, so requesting such compensation, or so taking any other action described in the foregoing clauses (i) through (iv) inclusive being herein called a "Requesting Lender"), the Parent, upon ninety
(90) days notice, may require that such Requesting Lender transfer and assign all of its right, title and interest under this Agreement and such Requesting Lender's Notes, if any, to any bank or other financial institution (a "Proposed Lender") identified by the Parent that is satisfactory to the Administrative Agent and the Issuing Bank (and, upon request of the Parent, the Administrative Agent agrees to use reasonable efforts to assist the Parent in identifying Proposed Lenders for this purpose) (a) if such Proposed Lender agrees to assume all of the obligations of such Requesting Lender hereunder, and to purchase all of such Requesting Lender's Loans hereunder for consideration equal to the aggregate outstanding principal amount of such Requesting Lender's Loans, together with interest thereon to the date of such purchase, and satisfactory arrangements are made for payment to such Requesting Lender of all other amounts payable hereunder to such Requesting Lender on or prior to the date of such transfer (including any fees accrued hereunder and all amounts payable under Section 5 hereof, including all amounts payable under Section 5.05 hereof as if all of such Requesting Lender's Loans were being prepaid in full on such date) and (b) if such Requesting Lender has requested compensation pursuant to Section
5.01 or 5.06 hereof, such Proposed Lender's aggregate requested compensation, if any, pursuant to said Section 5.01 or 5.06 with respect to such Requesting Lender's Loans is lower than that of the Requesting Lender. Subject to the provisions of Section 12.06(b) hereof, such Proposed Lender shall be a "Lender" for all purposes hereunder. Without prejudice to the survival of any other agreement of the Obligors hereunder the agreements of the Borrowers contained in Sections 5 and 12.03 hereof (without duplication of any payments made to such Requesting Lender by the Parent or the Proposed Lender) shall survive for the benefit of such Requesting Lender under this Section 5.08 with respect to the time prior to such replacement.

Section 6.        Guarantee.
---------------------------

..1       The Guarantee.
----------------------

(a) The Guarantors hereby jointly and severally guarantee to each Lender and the Administrative Agent and their respective successors and assigns the prompt payment in full when due (whether at stated maturity, by acceleration or otherwise) of the principal of and interest on the Loans made by the Lenders to, and the Notes held by each Lender of, the Borrowers and all other amounts from time to time owing to the Lenders or the Administrative Agent by the Borrowers under this Agreement and under the Notes and by any Obligor under any of the other Credit Documents, and all obligations of the Parent or any of its Subsidiaries to any Lender in respect of any Interest Rate Protection Agreement, in each case strictly in accordance with the terms thereof (such obligations being herein collectively called the "General Guaranteed Obligations"). The Guarantors hereby further jointly and severally agree that if any Borrower shall fail to pay in full when due (whether at stated maturity, by acceleration or otherwise) any of the General Guaranteed Obligations, the Guarantors will promptly pay the same, without any demand or notice whatsoever, and that in the case of any extension of time of payment or renewal of any of the General Guaranteed Obligations, the same will be promptly paid in full when due (whether at extended maturity, by acceleration or otherwise) in accordance with the terms of such extension or renewal.

(b) Without limiting the generality of Section 6.01(a) hereof, each Revolving Credit Borrower hereby guarantees to each Revolving Credit Lender and the Administrative Agent and their respective successors and assigns the prompt payment in full when due (whether at stated maturity, by acceleration or otherwise) of the principal of and interest on the Loans made by such Lenders to, and the Notes held by each Lender of, the other Revolving Credit Borrowers and all other amounts from time to time owing to the Lenders or the Administrative Agent by such Borrowers under the Revolving Credit Facility under this Agreement and under the Notes and by any Obligor under any of the other Credit Documents, and all obligations of such Borrowers or any of their respective Subsidiaries to any Lender or affiliate of a Lender in respect of any Lender-Provided Interest Rate Protection Agreement, in each case strictly in accordance with the terms thereof (such obligations being herein collectively called the "Joint Obligations" and, collectively with the General Guaranteed Obligations, the "Guaranteed Obligations"). The Revolving Credit Borrowers hereby further jointly and severally agree that if any other Revolving Credit Borrower shall fail to pay in full when due (whether at stated maturity, by acceleration or otherwise) any of the Joint Obligations, the other Revolving Credit Borrowers will promptly pay the same, without any demand or notice whatsoever, and that in the case of any extension of time of payment or renewal of any of the Joint Obligations, the same will be promptly paid in full when due (whether at extended maturity, by acceleration or otherwise) in accordance with the terms of such extension or renewal.

..2       Obligations Unconditional.
----------------------------------

(a) The obligations of the Guarantors under Section 6.01(a) hereof are absolute and unconditional, joint and several, irrespective of the value, genuineness, validity, regularity or enforceability of the obligations of the Borrowers under this Agreement, the Notes or any other agreement or instrument referred to herein or therein, or any substitution, release or exchange of any other guarantee of or security for any of the Guaranteed Obligations, and, to the fullest extent permitted by applicable Law, irrespective of any other circumstance whatsoever that might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor, it being the intent of this
Section 6.02(a) that the obligations of the Guarantors hereunder shall be absolute and unconditional, joint and several, under any and all circumstances.

(b) The obligations of the Revolving Credit Borrowers under Section 6.01(b) hereof are absolute and unconditional, joint and several, irrespective of the value, genuineness, validity, regularity or enforceability of the obligations of the other Revolving Credit Borrowers under this Agreement, the Notes or any other agreement or instrument referred to herein or therein, or any substitution, release or exchange of any other guarantee of or security for any of the Joint Obligations, and, to the fullest extent permitted by applicable Law, irrespective of any other circumstance whatsoever that might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor, it being the intent of this Section 6.02(b) that the obligations of each Revolving Credit Borrower shall be absolute and unconditional, joint and several, under any and all circumstances.

(c) Without limiting the generality of the foregoing, it is agreed that the occurrence of any one or more of the following shall not alter or impair the liability of the Guarantors or the Revolving Credit Borrowers hereunder which shall remain absolute and unconditional as described above:

(i) at any time or from time to time, without notice to the Guarantors, the time for any performance of or compliance with any of the Guaranteed Obligations shall be extended, or such performance or compliance shall be waived;

     (ii) any of the acts mentioned in any of the provisions of this Agreement or the Notes or any other agreement or instrument referred to herein or therein shall be done or omitted;

(iii) the maturity of any of the Guaranteed Obligations shall be accelerated, or any of the Guaranteed Obligations shall be modified, supplemented or amended in any respect, or any right under this Agreement or the Notes or any other agreement or instrument referred to herein or therein shall be waived or any other guarantee of any of the Guaranteed Obligations or any security therefor shall be released or exchanged in whole or in part or otherwise dealt with; or

(iv) any lien or security interest granted to, or in favor of, the Administrative Agent or any Lender or Lenders as security for any of the Guaranteed Obligations shall fail to be perfected.

The Guarantors hereby expressly waive diligence, presentment, demand of payment, protest and all notices whatsoever, and any requirement that the Administrative Agent or any Lender exhaust any right, power or remedy or proceed against any Borrower under this Agreement or the Notes or any other agreement or instrument referred to herein or therein, or against any other Person under any other guarantee of, or security for, any of the Guaranteed Obligations.

..3 Reinstatement. The obligations of the Guarantors under this Section 6 shall be automatically reinstated if and to the extent that for any reason any payment by or on behalf of the relevant Borrower in respect of the relevant Guaranteed Obligations is rescinded or must be otherwise restored by any holder of any of such Guaranteed Obligations, whether as a result of any proceedings in bankruptcy or reorganization or otherwise and the Guarantors jointly and severally agree that they will indemnify the Administrative Agent and each Lender on demand for all reasonable costs and expenses (including, without limitation, fees of counsel) incurred by the Administrative Agent or such Lender in connection with such rescission or restoration, including any such costs and expenses incurred in defending against any claim alleging that such payment constituted a preference, fraudulent transfer or similar payment under any bankruptcy, insolvency or similar Law.

..4 Subrogation. The Guarantors hereby jointly and severally agree that until the payment and satisfaction in full of all Guaranteed Obligations and the expiration and termination of the Letters of Credit and Commitments of the Lenders under this Agreement they shall not exercise any right or remedy arising by reason of any performance by them of their guarantee in Section 6.01 hereof, whether by subrogation or otherwise, against the Borrowers or any other guarantor of any of the Guaranteed Obligations or any security for any of the Guaranteed Obligations.

..5 Remedies. The Guarantors jointly and severally agree that, as between the Guarantors and the Lenders, the obligations of the relevant Borrower under this Agreement and the Notes may be declared to be forthwith due and payable as provided in Section 10 hereof (and shall be deemed to have become automatically due and payable in the circumstances provided in said Section 10) for purposes of Section 6.01 hereof notwithstanding any stay, injunction or other prohibition preventing such declaration (or such obligations from becoming automatically due and payable) as against such Borrower and that, in the event of such declaration (or such obligations being deemed to have become automatically due and payable), such obligations (whether or not due and payable by such Borrower) shall forthwith become due and payable by the Guarantors for purposes of said Section 6.01.

     .6 Continuing Guarantee. The guarantee in this Section 6 is a continuing guarantee, and shall apply to all Guaranteed Obligations whenever arising.

..7       Rights of Contribution.
-------------------------------

(a) Each Relevant Obligor hereby agrees, as between themselves, that if any Relevant Obligor shall become an Excess Funding Guarantor (as defined below) by reason of the payment by such Relevant Obligor of any Guaranteed Obligations, each other Relevant Obligor shall, on demand of such Excess Funding Guarantor (but subject to the next sentence), pay to such Excess Funding Guarantor an amount equal to such Relevant Obligor's Pro Rata Share (as defined below and determined, for this purpose, without reference to the Properties, debts and liabilities of such Excess Funding Guarantor) of the Excess Payment (as defined in paragraph (b) below) in respect of such Guaranteed Obligations. The rights of contribution in this Section 6.07 are in addition to any rights of contribution or indemnity at common law or otherwise. The payment obligation of a Relevant Obligor to any Excess Funding Guarantor under this Section 6.07 and any common law rights of subrogation shall be subordinate and subject in right of payment to the prior payment in full of the Guaranteed Obligations and other obligations of such Relevant Obligor under the other provisions of this Section 6 and such Excess Funding Guarantor shall not exercise any right or remedy with respect to such excess until payment and satisfaction in full of all of the Guaranteed Obligations and all such other obligations.

(b) For purposes of this Section 6.07: (i) "Relevant Obligor" shall mean each Borrower and each of the Subsidiary Guarantors; (ii) "Excess Funding Guarantor" shall mean, in respect of any Guaranteed Obligations, a Relevant Obligor that has paid an amount in excess of its Pro Rata Share of such Guaranteed Obligations; (iii) "Excess Payment" shall mean, in respect of any Guaranteed Obligations, the amount paid by an Excess Funding Guarantor in excess of its Pro Rata Share of such Guaranteed Obligations; (iv) "Pro Rata Share" shall mean, for any Relevant Obligor, the ratio (expressed as a percentage) of the amount of such Relevant Obligor's Net Assets to the amount of the aggregate Net Assets of all of the Relevant Obligors, in each case determined as of (A)(x) with respect to any Relevant Obligor that was a party to the Original Credit Agreement on the Closing Date (as defined in the Original Credit Agreement), such Closing Date or
(y) with respect to any other Relevant Obligor, the date such Relevant Obligor becomes a Relevant Obligor hereunder or (B) the date any demand is made hereunder in respect of the Guaranteed Obligations, whichever date results in the higher amount (the "Determination Date"); and (v) "Net Assets" of any Relevant Obligor shall mean the amount by which the aggregate present fair saleable value of all assets of such Relevant Obligor (excluding any shares of stock of any other Relevant Obligor) exceeds the amount of all the debts and liabilities of such Relevant Obligor (including contingent, subordinated, unmatured and unliquidated liabilities, but excluding (x) the obligations of such Relevant Obligor under this Section 6, assuming the full utilization of permitted borrowings under this Agreement and after giving effect, on a pro forma basis (but without duplication), to all such obligations of such Relevant Obligor to be incurred or assumed as of the Closing Date (as defined in the Original Credit Agreement) and (y) the obligations of such Relevant Obligor in respect of its guarantee of the Senior Subordinated Debt, assuming all such obligations are in existence as of the date hereof and after giving effect to all such obligations which shall become effective as of such Closing Date).

..8 Limitation on Guarantee Obligations. Notwithstanding any other provision of this Agreement to the contrary, in any action or proceeding involving any state corporate Law or any state or Federal bankruptcy, insolvency, reorganization or other Law affecting the rights of creditors generally, if the obligations of any Relevant Obligor hereunder would otherwise be held or determined to be void, invalid or unenforceable on account of the amount of its liability under this
Section 6, then notwithstanding any other provision of this Agreement to the contrary, the amount of such liability shall, without any further action by such Relevant Obligor or any other Person, be automatically limited and reduced to the highest amount that is valid and enforceable and not subordinated to the claims of other creditors as determined in such action or proceeding.

Section 7.        Conditions Precedent.
--------------------------------------

..1 Conditions to Effectiveness. The effectiveness of this Agreement (and the amendment and restatement of the Existing Credit Agreement to be effected hereby), and the obligation of any Lender to extend credit hereunder on the Restatement Effective Date, are subject to satisfaction of the following conditions and the receipt by the Administrative Agent of the following documents, with the satisfaction of each condition reasonably satisfactory to the Administrative Agent (and to the extent specified below, to each Lender or the Required Lenders) in form and substance:

     (a) Corporate Documents. The Administrative Agent shall have received the following documents, each certified as of the Restatement Effective Date as indicated below:

(i) for each Obligor, a copy of charter documents, by-laws, limited liability company agreement and resolutions relating to such Obligor, certified as true and complete by the Secretary or an Assistant Secretary of such Obligor and in the case of each certificate of incorporation or other formation documents certified (within ten days prior to the Restatement Effective Date) by the appropriate state official where such documents are filed in a state office;

(ii) a certificate of the Secretary or an Assistant Secretary of each Obligor, dated the Restatement Effective Date and certifying as to the incumbency and specimen signature of each officer of each Obligor executing such of the Credit Documents to which such Obligor is intended to be a party and each other document to be delivered by such Obligor from time to time in connection therewith (and the Administrative Agent and each Lender may conclusively rely on such certificate until it receives notice in writing from such Obligor); and

(iii) for each Obligor, good standing certificates from the appropriate state officials as to its continued existence and good standing in the state of its formation and each state in which its assets are located or in which it conducts business, except to the extent the failure of such Obligor to qualify in such states could not reasonably be expected to have a Material Adverse Effect.

(b) Officer's Certificate. The representations and warranties of each Obligor contained in Section 8 hereof and in each of the other Credit Documents shall be true and correct in all material respects on and as of the Restatement Effective Date with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which relate solely to an earlier date or time, which representations and warranties shall be true and correct in all material respects on and as of the specific dates or times referred to therein), and each of the Obligors shall have performed and complied in all material respects with all covenants and conditions hereof and thereof, no Default shall have occurred and be continuing or shall exist; and there shall be delivered to the Administrative Agent for the benefit of each Lender a certificate of the Obligors dated the Restatement Effective Date and signed by the Chief Financial Officer or other Responsible Officer of each Obligor to each such effect.

     (c) Credit Documents. The Administrative Agent shall have received this Agreement duly executed, the Notes duly completed and executed for each Lender, and the Intercompany Subordination Agreement duly executed.

(d) Opinions of Counsel to the Obligors. The Administrative Agent shall have received opinions, dated the Restatement Effective Date, of Sullivan & Cromwell, special New York counsel to certain of the Obligors, and such other counsel satisfactory to the Administrative Agent, each in form and substance satisfactory to the Administrative Agent and its counsel (and each Obligor hereby instructs such counsel to deliver such opinions to the Lenders and the Administrative Agent).

(e) No Actions or Proceedings. No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain or prohibit, or to obtain damages in respect of, this Agreement, the other Credit Documents or the consummation of the transactions contemplated hereby or thereby or which, in the Administrative Agent's sole discretion, would make it inadvisable to consummate the transactions contemplated by this Agreement or any of the other Credit Documents.

(f) Amendment to the Pledge and Security Agreement. The Administrative Agent shall have received an amended and restated Pledge and Security Agreement, substantially in the form of Exhibit 1.01(P) and otherwise in form and substance reasonably satisfactory to the Administrative Agent, in order to give effect to the amendment and restatement of the Existing Credit Agreement as effected hereby (and such other modifications thereto as the Administrative Agent may reasonably request), duly executed and delivered by the Obligors and the Administrative Agent. In addition, the Obligors shall have taken such other action as the Administrative Agent shall have reasonably requested in order to continue the perfection of the security interests created pursuant to the Security Documents to the extent such actions have not already been taken pursuant to the Existing Credit Agreement. The Lenders hereby authorize the Administrative Agent to enter into such amended and restated Pledge and Security Agreement.

     (g) Other Documents. The Administrative Agent shall have received such other documents as the Administrative Agent or any Lender or counsel to the Administrative Agent may reasonably request.

(h) Existing Credit Agreement. Pursuant to documentation satisfactory in form and substance to the Administrative Agent, (i) the revolving credit commitments under the Existing Credit Agreement shall have been permanently and irrevocably reduced to $20,000,000, (ii) the Administrative Agent shall have replaced the Existing Agent immediately prior to the amendment and restatement hereby of the Existing Credit Agreement, (iii) the Existing Lenders shall have assigned to PNC Bank the indebtedness constituting the Existing Loans (iv) the outstanding letters of credit issued by the Existing Agent shall have been returned to the Existing Agent for cancellation, or other arrangements satisfactory to the Administrative Agent shall have been made for the return of such letters of credit to the Existing Agent for cancellation, and (v) the Existing Agent shall have authorized the Administrative Agent to file UCC assignment forms covering the UCC filings related to the Original Collateral Documents.

(i) Insurance Policies; Certificates of Insurance; Endorsements. The Obligors shall have delivered evidence acceptable to the Administrative Agent that adequate insurance in compliance with Section 9.04 [Insurance] and the other Credit Documents is in full force and effect and that all premiums then due thereon have been paid, together with a certified copy of each Obligor's casualty insurance policy or policies evidencing coverage satisfactory to the Administrative Agent, with additional insured, mortgagee and lender loss payable special endorsements attached thereto in form and substance satisfactory to the Administrative Agent and its counsel naming the Administrative Agent on its behalf and on behalf of the Lenders as additional insured, mortgagee and lender loss payee.

(j) Asset-Based Field Audit. The Administrative Agent shall have received reports from an asset-based field audit of the Obligors' and their Subsidiaries' inventory as the Administrative Agent may require in form and substance satisfactory to the Administrative Agent in all respects and performed by an examiner satisfactory to the Administrative Agent.

(k) Officer's Certificate Regarding No Material Adverse Effect and Solvency Certificate. Since December 31, 2001, no Material Adverse Effect shall have occurred; since December 31, 2001 and through the Restatement Effective Date, there shall have been no material change in the management of the Obligors and their Subsidiaries; and there shall have been delivered to the Administrative Agent for the benefit of each Lender a certificate dated the Restatement Effective Date, in form and substance reasonably satisfactory to the Administrative Agent and signed by the Chief Financial Officer or other Responsible Officer of each Obligor to each such effect and further certifying as to the capital adequacy and solvency of each Borrower and of the Parent and its Subsidiaries after giving effect to the transactions contemplated hereby.

(l) Environmental Due Diligence. - The Administrative Agent shall have received in form and substance reasonably satisfactory to the Administrative Agent all information on environmental matters related to the Obligors as shall have been requested by the Administrative Agent.

(m) ERISA Matters. - The Administrative Agent shall have received in form and substance satisfactory to the Administrative Agent information with respect to each material Plan, each material Multiemployer Plan and such other information requested by the Administrative Agent with respect to compliance by the Obligors with the requirements of ERISA.

     (n) Financial Projections. The Administrative Agent shall have received a copy of the Financial Projections which shall be satisfactory in all respects to the Administrative Agent and the Lenders.

(o) Consents. All material consents required to effectuate the transactions contemplated hereby shall have been obtained and the making of the Loans and issuance of the Letters of Credit shall not contravene any Law applicable to any Obligor, the Administrative Agent or any of the Lenders.

(p) Legal Details. All legal details and proceedings in connection with the transactions contemplated by this Agreement and the other Credit Documents shall be in form and substance reasonably satisfactory to the Administrative Agent and counsel for the Administrative Agent, and the Administrative Agent shall have received all such other counterpart originals or certified or other copies of such documents and proceedings in connection with such transactions, in form and substance reasonably satisfactory to the Administrative Agent and said counsel, as the Administrative Agent or said counsel may reasonably request.

     (q) No Violation of Laws. The making of the Loans, the issuance of the Letters of Credit and the consummation of the transactions contemplated by the Credit Documents shall not contravene any Law applicable to any Obligor, the Administrative Agent or any of the Lenders.

The effectiveness of this Agreement (the amendment and restatement of the Existing Credit Agreement contemplated hereby) and the obligation of any Lender to make its initial extension of credit hereunder is also subject to the payment or delivery by the Parent and the other Obligors of such fees and other consideration as the Parent or any other Obligor shall have agreed to pay or deliver to any Lender or an affiliate thereof or the Administrative Agent in connection herewith, including, without limitation, the reasonable fees and expenses of Buchanan Ingersoll Professional Corporation counsel to the Administrative Agent, in connection with the negotiation, preparation, execution and delivery of this Agreement and the Notes and the other Credit Documents and the making of the extensions of credit hereunder (to the extent that statements for such fees and expenses have been delivered to the Parent at least two (2) Business Days prior to the Restatement Effective Date).

..2 Initial and Subsequent Extensions of Credit. The obligation of the Lenders to make any Loan or otherwise extend any credit to any Obligor upon the occasion of each borrowing or other extension of credit hereunder (and upon the amendment and restatement of the Existing Credit Agreement to be effected hereby and the obligation of the Issuing Bank to issue any Letter of Credit) is subject to the further conditions precedent that, both immediately prior to the making of such Loan or other extension of credit (and such amendment and restatement) or issuance of a Letter of Credit and also after giving effect thereto and to the intended use thereof:

(a)      no Default shall have occurred and be continuing;

     (b) the representations and warranties made by each Obligor in Section 8 hereof and in each other Credit Document to which such Obligor is a party, shall be true and complete in all material respects on and as of the date of the issuance of a Letter of Credit or the making of such Loan or other extension of credit (and after giving effect thereto) with the same force and effect as if made on and as of such date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date); each of the Obligors shall have performed and complied in all material respects with all covenants and conditions hereof and of the other Credit Documents; no event shall have occurred which could reasonably be expected to have a Material Adverse Effect; and the making of the Loans and issuance of the Letters of Credit shall not contravene any Law applicable to any Obligor, the Administrative Agent, the Issuing Bank or any of the Lenders, and

(c) the Obligors shall have executed and delivered or caused the Existing Agent or any predecessor thereto to execute and deliver within ninety
         (90) of the Restatement Effective Date such assignment documents or mortgage satisfactions with respect to any liens granted by the Obligors on real property owned or leased by the Obligors as requested by the Administrative Agent in its discretion.

Each notice of borrowing or request for the issuance of a Letter of Credit by a Borrower hereunder shall constitute a certification by such Borrower to the effect set forth in the preceding sentence (both as of the date of such notice or request and, unless such Borrower otherwise notifies the Administrative Agent prior to the date of such borrowing or issuance, as of the date of such borrowing or issuance).

Section 8.        Representations and Warranties.
------------------------------------------------

                  Each Obligor represents and warrants to the Administrative Agent and the Lenders that:

..1 Corporate Existence. Each Obligor and its Subsidiaries: (a) is a corporation, partnership, limited liability company or other entity duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization; (b) has all requisite corporate, partnership, limited liability company or other power, and has all material governmental licenses, authorizations, consents and approvals necessary to own its assets and carry on its business as now being or as proposed to be conducted except where the failure to have the same could not reasonably be expected to have a Material Adverse Effect; and (c) is qualified to do business and is in good standing as a foreign entity in all jurisdictions in which the nature of the business conducted by it requires such qualification except where failure so to qualify could not reasonably be expected (either individually or in the aggregate) to have a Material Adverse Effect.

     .2 Financial Condition. The Parent has heretofore furnished to each of the Lenders the following:

(a) consolidated and consolidating balance sheets of the Parent and its Subsidiaries as at December 31, 2001 and the related consolidated and consolidating statements of income, consolidated retained earnings and consolidated cash flows of the Parent and its Subsidiaries for the fiscal year ended on said date, with the opinion thereon (in the case of said consolidated balance sheet and statements) of PricewaterhouseCoopers LLP.

(b) All such financial statements fairly present, in all material respects, the consolidated financial condition of the Parent and its Subsidiaries and (in the case of said consolidating financial statements) the respective unconsolidated financial condition of the Parent and its Subsidiaries as at said dates and the consolidated and unconsolidated results of their respective operations for the fiscal year ended on said date, all in accordance with generally accepted accounting principles and practices applied on a consistent basis. Except as otherwise disclosed to the Administrative Agent or the Lenders in writing prior to the date hereof, none of the Parent nor any of its Subsidiaries has on the date hereof any material contingent liabilities, liabilities for taxes, unusual forward or long-term commitments or unrealized or anticipated losses from any unfavorable commitments, except as referred to or reflected or provided for in said balance sheets as at said date. Since December 31, 2001, there has been no material adverse change in the business, properties, assets, operations, conditions (financial or otherwise), or prospects of the Parent and its Subsidiaries taken as a whole.

(c) financial projections of the Parent and its Subsidiaries for the period January 1, 2002 through December 31, 2004 derived from various assumptions of the Parent's management (the "Financial Projections"). The Financial Projections represent a reasonable range of possible results in light of the history of the business, present and foreseeable conditions and the intentions of the Parent's management. The Financial Projections accurately reflect in all material respects the liabilities of the Parent and its Subsidiaries upon consummation of the transactions contemplated hereby as of the Restatement Effective Date.

..3 Litigation. Except as disclosed in Schedule II hereto, there are no legal or arbitral proceedings, or any proceedings by or before any governmental or regulatory authority or agency, now pending or (to the knowledge of any Obligor) threatened against any Obligor or any of its Subsidiaries that could reasonably be expected (either individually or in the aggregate) to have a Material Adverse Effect.

..4 No Breach. Except as disclosed in Schedule III hereto, none of the execution and delivery of this Agreement and the Notes and the other Credit Documents, the consummation of the transactions herein and therein contemplated or compliance with the terms and provisions hereof and thereof will conflict with or result in a breach of, or require any consent under, the charter, other formation or constituent documents, by-laws or limited liability company agreement of any Obligor or any of its Subsidiaries, or any applicable Law or regulation, or any order, writ, injunction or decree of any court or governmental authority or agency, or any material agreement or instrument to which it or any of its Subsidiaries is a party or by which any of them or any of their Property is bound or to which any of them is subject, or constitute a default under any such agreement or instrument, or (except for the Liens created pursuant to the Security Documents) result in the creation or imposition of any Lien upon any Property of any Obligor or any of its Subsidiaries pursuant to the terms of any such agreement or instrument.

..5 Action. Each Obligor and each of its Subsidiaries has all necessary corporate, partnership or limited liability company power, authority and legal right to execute, deliver and perform its obligations under each of the Credit Documents to which it is a party; the execution, delivery and performance by each Obligor of each of the Credit Documents to which it is a party have been duly authorized by all necessary corporate action on its part; and this Agreement has been duly and validly executed and delivered by each Obligor and constitutes, and each of the Notes and the other Credit Documents to which it is a party when executed and delivered by such Obligor (in the case of the Notes, for value) will constitute, its legal, valid and binding obligation, enforceable against each Obligor in accordance with its terms.

..6 Approvals. No authorizations, approvals or consents of, and no filings or registrations with, any governmental or regulatory authority or agency, or any securities exchange, are necessary for the execution, delivery or performance by any Obligor of this Agreement or any of the other Credit Documents to which it is a party or for the legality, validity or enforceability hereof or thereof.

..7 Use of Credit. No Obligor nor any of its Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purpose, whether immediate, incidental or ultimate, of buying or carrying Margin Stock. Neither the making of any of the Loans nor issuance of the Letters of Credit nor the use of the proceeds thereof will violate or be inconsistent with the provisions of Regulations U or X. The Obligors do not intend to use and shall not use any portion of the proceeds of the Loans, directly or indirectly, to purchase during any underwriting period, or for thirty (30) days thereafter, Ineligible Securities being underwritten by a Section 20 Subsidiary.

..8 ERISA. Each Plan, and, to the knowledge of the Parent, each Multiemployer Plan, is in compliance in all material respects with, and has been administered in all material respects in compliance with, the applicable provisions of ERISA, the Code and any other Federal or State Law, except where such non-compliance thereof could not reasonably be expected to lead to a material liability, and no event or condition has occurred and is continuing as to which any Obligor would be under an obligation to furnish a report to the Lenders under Section 9.01(e) hereof, unless such event or condition could not reasonably be expected to lead to a material liability.

..9       Taxes.
--------------

(a) The Parent and its Subsidiaries are members of an affiliated group of corporations filing consolidated returns for Federal income tax purposes, of which the Parent is the "common parent" (within the meaning of Section 1504 of the Code) of such group.

(b) The Parent and its Subsidiaries have filed all Federal income tax returns and all other material tax returns that are required to be filed by them and have paid all taxes due pursuant to such returns or pursuant to any assessment received by them or any of their respective Subsidiaries, subject to any extensions granted so long as no penalty shall be due in relation thereto. The charges, accruals and reserves on the books of the Parent and its Subsidiaries in respect of taxes and other governmental charges are, in the opinion of the Parent, adequate and are as required by GAAP. Neither the Parent nor any of its Subsidiaries has given or been requested to give a waiver of the statute of limitations relating to the payment of any Federal, state, local and foreign taxes or other impositions.

     .10 Investment Company Act. Neither the Parent nor any of its Subsidiaries is an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

..11 Public Utility Holding Company Act. Neither the Parent nor any of its Subsidiaries is a "holding company", or an "affiliate" of a "holding company" or a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

..12      Material Agreements and Liens.
--------------------------------------

(a) Part A of Schedule IV hereto is a complete and correct list of each credit agreement, loan agreement, indenture, purchase agreement, guarantee, letter of credit or other arrangement providing for or otherwise relating to any Indebtedness or any extension of credit (or commitment for any extension of credit) to, or guarantee by, the Parent or any of its Subsidiaries outstanding on the date hereof, or that (after giving effect to the transactions contemplated to occur on or before the Restatement Effective Date) will be outstanding on the Restatement Effective Date, and the aggregate principal or face amount outstanding or that may become outstanding under each such arrangement is correctly described in Part A of said Schedule IV. As of the Restatement Effective Date, all material contracts relating to the business operations of the Obligors and their Subsidiaries are valid, binding and enforceable upon the Obligor or Subsidiary party thereto and, to best knowledge of the Obligors, each of the other parties thereto in accordance with their respective terms, and there is no default thereunder, to the Obligors' knowledge, with respect to parties other than such Obligor or Subsidiary. As of the Restatement Effective Date, none of the Obligors or their Subsidiaries is bound by any contractual obligation, or subject to any restriction in any organization document, or any requirement of Law which could reasonably be expected to have a Material Adverse Effect.

(b) Part B of Schedule IV hereto is a complete and correct list of each Lien securing Indebtedness of any Person outstanding on the date hereof, or that (after giving effect to the transactions contemplated to occur on or before the Restatement Effective Date) will be outstanding on the Restatement Effective Date, covering any Property of the Parent or any of its Subsidiaries, and the aggregate Indebtedness secured (or that may be secured) by each such Lien and the Property covered by each such Lien is correctly described in Part B of said
Schedule IV.

     .13 Environmental Matters. Except as set forth on Schedule V hereto or as could not reasonably be expected (either individually or in the aggregate) to have a Material Adverse Effect:

(a) Each of the Parent and its Subsidiaries has obtained all environmental, health and safety permits, licenses and other authorizations required under all Environmental Laws to carry on its business as being conducted, and each of such permits, licenses and authorizations is in full force and effect and each of the Parent and its Subsidiaries is in compliance with the terms and conditions thereof, and is also in compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in any applicable Environmental Law or in any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder.

(b) No notice, notification, demand, request for information, citation, summons or order has been issued, no complaint has been filed, no penalty has been assessed and, to the Parent's or any of its Subsidiaries' knowledge, no investigation or review is pending or threatened by any governmental or other entity with respect to any alleged failure by the Parent or any of its Subsidiaries to have any environmental, health or safety permit, license or other authorization required under any Environmental Law in connection with the conduct of the business of the Parent or any of its Subsidiaries or with respect to any generation, treatment, storage, recycling, transportation, discharge or disposal, or any Release of any Hazardous Materials generated by the Parent or any of its Subsidiaries.

(c) Neither the Parent nor any of its Subsidiaries owns, operates or leases a treatment, storage or disposal facility requiring a permit under the Resource Conservation and Recovery Act of 1976, as amended; and

     (i) no polychlorinated biphenyls (PCB's) are or have been present at any site or facility now or previously owned, operated or leased by the Parent or any of its Subsidiaries;

(ii) no Hazardous Materials have been Released at, on or under any site or facility now or previously owned, operated or leased by the Parent or any of its Subsidiaries in a reportable quantity established by statute, ordinance, rule, regulation or order; and

(iii) no Hazardous Materials have been otherwise Released at, on or under any site or facility now or previously owned, operated or leased by the Parent or any of its Subsidiaries.

(d) Neither the Parent nor any of its Subsidiaries has transported or arranged for the transportation of any Hazardous Material to any location that is listed on the National Priorities List ("NPL") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), listed for possible inclusion on the NPL by the Environmental Protection Agency in the Comprehensive Environmental Response and Liability Information System, as provided for by 40 C.F.R. ss. 300.5 ("CERCLIS"), or on any similar state or local list or that is the subject of Federal, state or local enforcement actions or other investigations that could reasonably be expected to lead to Environmental Claims against the Parent or any of its Subsidiaries.

(e) No Hazardous Material generated by the Parent or any of its Subsidiaries has been recycled, treated, stored, disposed of or Released by the Parent or any of its Subsidiaries in violation of Environmental Law or that could reasonably be expected to give rise to liability under Environmental Law.

(f) No oral or written notification of a Release of a Hazardous Material has been filed by or on behalf of the Parent or any of its Subsidiaries and no site or facility now or previously owned, operated or leased by the Parent or any of its Subsidiaries is listed or proposed for listing on the NPL, CERCLIS or any similar state list of sites requiring investigation or clean-up.

(g) No Liens have arisen under or pursuant to any Environmental Laws on any site or facility owned, operated or leased by the Parent or any of its Subsidiaries, and no government action has been taken or is known by the Parent or any such Subsidiary to be in process that could reasonably be expected to subject any such site or facility to such Liens and neither the Parent nor any of its Subsidiaries would be required to place any notice or restriction relating to the presence of Hazardous Materials at any site or facility owned by it in any deed to the real property on which such site or facility is located.

(h) The Parent and its Subsidiaries have made available to the Administrative Agent certain environmental investigations, studies, audits, tests, reviews or other analyses conducted by or that are in the possession of the Parent or any of its Subsidiaries with respect to all matters relating to facts, circumstances or conditions at or affecting any site or facility now or previously owned, operated or leased by the Parent or any of its Subsidiaries and that, to the Parent's knowledge, could reasonably be expected (either individually or in the aggregate) to have resulted in a Material Adverse Effect.

..14      Capitalization.
-----------------------

(a) Schedule VI hereto correctly sets forth the authorized Capital Stock of the each of the Obligors on the date hereof. All of the issued and outstanding shares of each class of Capital Stock of each Obligor on the date hereof are duly and validly issued, fully paid and nonassessable. On the date hereof, except as disclosed in Part B of said Schedule VI, (x) there are no outstanding Equity Rights with respect to any Obligor and there are no outstanding obligations of any Obligor or any or any of such Obligors Subsidiaries to repurchase, redeem, or otherwise acquire any shares of Capital Stock of the such Obligor or such Subsidiary, as applicable, and (y) are there no outstanding obligations of any Obligor or any of such Obligor's Subsidiaries to make payments to any Person, such as "phantom stock" payments, where the amount thereof is calculated with reference to the fair market value or equity value of such Obligor or any of any of such Obligor's Subsidiaries. On the date hereof, all of the issued and outstanding shares of Capital Stock of each Obligor (other than the Parent) are owned beneficially and of record as set forth on Schedule VI.

..15      Subsidiaries, Etc.

(a) Set forth in Part A of Schedule VII hereto is a complete and correct list of all of the Subsidiaries of the Parent on the date hereof, together with, for each such Subsidiary, (i) the jurisdiction of organization of such Subsidiary,
(ii) each Person holding ownership interests in such Subsidiary and (iii) the nature of the ownership interests held by each such Person and the percentage of ownership of such Subsidiary represented by such ownership interests. Except as disclosed in Part A of said Schedule VII, as of the date hereof, (x) each of the Parent and its Subsidiaries owns, free and clear of Liens (other than Liens created pursuant to the Security Documents), and has the unencumbered right to vote, all outstanding ownership interests in each Person shown to be held by it in Part A of said Schedule VII, (y) all of the issued and outstanding Capital Stock of each such Person organized as a corporation is validly issued, fully paid and nonassessable and (z) there are no outstanding Equity Rights with respect to such Person.

(b) Set forth in Part B of Schedule VII hereto is a complete and correct list of all Investments (other than Investments disclosed in Part A of said Schedule
VII) held by the Parent or any of its Subsidiaries on the date hereof and, for each such Investment, (x) the identity of the Person or Persons holding such Investment and (y) the nature of such Investment. Except as disclosed in Part B of said Schedule VII, each of the Parent and its Subsidiaries owns, free and clear of all Liens (other than Liens created pursuant to the Security Documents), all such Investments.

(c) None of the Subsidiaries of the Parent is, on the date hereof, subject to any indenture, agreement, instrument or other arrangement of the type described in Section 9.16(c) hereof.

..16 Title to Properties. Each Obligor and each Subsidiary of each Obligor has good title to or valid leasehold interest in all properties, assets and other rights which it purports to own or lease or which are reflected as owned or leased on its books and records, free and clear of all Liens and encumbrances except Permitted Liens, and subject to the terms and conditions of the applicable leases. All leases of property are in full force and effect without the necessity for any consent which has not previously been obtained upon consummation of the transactions contemplated hereby.

..17 True and Complete Disclosure . The information, reports, financial statements, exhibits and schedules furnished in writing by or on behalf of the Obligors to the Administrative Agent or any Lender in connection with the negotiation, preparation or delivery of this Agreement and the other Credit Documents or included herein or therein or delivered pursuant hereto or thereto, when taken as a whole do not contain any untrue statement of material fact or omit to state any material fact necessary to make the statements herein or therein, in light of the circumstances under which they were made, not misleading. All written information furnished after the date hereof by the Parent and its Subsidiaries to the Administrative Agent and the Lenders in connection with this Agreement and the other Credit Documents and the transactions contemplated hereby and thereby will be true, complete and accurate in every material respect, or (in the case of projections) based on reasonable estimates, on the date as of which such information is stated or certified. There is no fact known to any Obligor that could reasonably be expected (either individually or in the aggregate) to have a Material Adverse Effect that has not been disclosed herein, in the other Credit Documents or in a report, financial statement, exhibit, schedule, disclosure letter or other writing furnished to the Lenders for use in connection with the transactions contemplated hereby or thereby.

..18 Real Property. Set forth on Schedule VIII hereto is a list, as of the date hereof, of all of the real property interests held by the Parent and its Subsidiaries, indicating in each case whether the respective Property is owned or leased, the identity of the owner or lessee and the location of the respective Property.

..19 Security Documents. The Security Documents create, as security for the obligations purported to be secured thereby, a valid and enforceable perfected security interest in and Lien on all of the Properties to be covered thereby in favor of the Administrative Agent, superior to and prior to the right of all third Persons and subject to no other Liens (other than Liens permitted under Section 9.06 [Limitation on Liens] hereof).

..20 Senior Debt Status. The Obligations of each Obligor under this Agreement, the Notes and each of the other Credit Documents to which it is a party do rank and will rank at least pari passu in priority of payment with all other Indebtedness of such Obligor except Indebtedness of such Obligor to the extent secured by Permitted Liens. There is no Lien upon or with respect to any of the properties or income of any Obligor or Subsidiary of any Obligor which secures indebtedness or other obligations of any Person except for Permitted Liens. The obligations of the Borrowers and the other Obligors under this Agreement and the other Credit Documents do not conflict with or violate the terms of the Senior Subordinated Debt Documents and any Loans hereafter made to the Borrowers, any Letters of Credit hereafter issued on behalf of any Obligor or any Subsidiary of any Obligor and the guarantees of the Loans and all other obligations under the Credit Documents by the Guarantors all constitute "Permitted Indebtedness" as defined in and pursuant to Section 1008 of the Senior Subordinated Debt Indenture. Further, this Agreement constitutes the "Credit Agreement" as defined in the Senior Subordinated Debt Indenture, and the Obligations constitute "Senior Indebtedness" and "Designated Senior Indebtedness" as such terms are defined in the Senior Subordinated Debt Indenture.

..21 Compliance with Laws . The Obligors and their Subsidiaries are in compliance in all material respects with all applicable Laws (other than Environmental Laws which are specifically addressed in Section 8.13 [Environmental Matters]) in all jurisdictions in which any Obligor or Subsidiary of any Obligor is presently or will be doing business except where the failure to do so would not reasonably to expected to have a Material Adverse Effect.

..22 No Event of Default; Compliance with Instruments . No event has occurred and is continuing and no condition exists or will exist after giving effect to the borrowings or other extensions of credit to be made on the Restatement Effective Date under or pursuant to the Credit Documents which constitutes a Default. None of the Obligors or any Subsidiaries of any Obligor is in violation of (i) any term of its certificate of incorporation, bylaws, certificate of limited partnership, partnership agreement, certificate of formation, limited liability company agreement or other organizational documents or (ii) any material agreement or instrument to which it is a party or by which it or any of its properties may be subject or bound where such violation could not reasonably be expected to have a Material Adverse Effect.

..23 Patents, Trademarks, Copyrights, Licenses, Etc. Each Obligor and each Subsidiary of each Obligor owns or possesses all the material patents, trademarks, service marks, trade names, copyrights, licenses, registrations, franchises, permits and rights necessary to own and operate its properties and to carry on its business as presently conducted and planned to be conducted by such Obligor or Subsidiary, without known possible, alleged or actual conflict with the rights of others, except where failure to own or possess such property could not reasonably be expected to have a Material Adverse Effect.

..24 Insurance. Schedule IX lists all insurance policies and other bonds to which any Obligor or Subsidiary of any Obligor is a party, all of which are valid and in full force and effect. No notice has been given or claim made and no grounds exist to cancel or avoid any of such policies or bonds or to reduce the coverage provided thereby. Such policies and bonds provide adequate coverage from reputable and financially sound insurers in amounts sufficient to insure the assets and risks of each Obligor and each Subsidiary of each Obligor in accordance with prudent business practice in the industry of the Obligor and their Subsidiaries.

..25 Employment Matters. Each of the Obligors and each of their Subsidiaries is in compliance with the Labor Contracts and all applicable federal, state and local labor and employment Laws including those related to equal employment opportunity and affirmative action, labor relations, minimum wage, overtime, child labor, medical insurance continuation, worker adjustment and relocation notices, immigration controls and worker and unemployment compensation, where the failure to comply could not reasonably be expected to have a Material Adverse Effect. There are no outstanding grievances, arbitration awards or appeals therefrom arising out of the Labor Contracts or current or threatened strikes, picketing, handbilling or other work stoppages or slowdowns at facilities of any of the Obligors or any of their Subsidiaries which in any case could not reasonably be expected to have a Material Adverse Effect.

Section 9.        Covenants of the Obligors.
-------------------------------------------

         Each Obligor covenants and agrees with the Lenders and the Administrative Agent that, so long as any Commitment, Loan or Letter of Credit Liability is outstanding and until payment in full of all amounts payable by the Borrowers hereunder:

     .1 Financial Statements, Etc. The Parent (for itself and on behalf of each other Obligor) shall deliver to the Administrative Agent and each of the
Lenders:

     (a) as soon as available and in any event within 45 days after the end of each quarterly fiscal period of each fiscal year of the Parent, consolidated and consolidating statements of income, consolidated retained earnings and consolidated cash flows of the Parent and its Subsidiaries for such period and for the period from the beginning of the respective fiscal year to the end of such period, and the related consolidated and consolidating balance sheets of the Parent and its Subsidiaries as at the end of such period, setting forth in each case in comparative form the corresponding consolidated and consolidating figures for the corresponding periods in the preceding fiscal year accompanied by a certificate of a Responsible Officer of the Parent, which certificate shall state that said consolidated financial statements fairly present in all material respects the consolidated financial condition and results of operations of the Parent and its Subsidiaries, and said consolidating financial statements fairly present in all material respects the respective individual unconsolidated financial condition and results of operations of the Parent and of each of its Subsidiaries, in each case in accordance with generally accepted accounting principles, consistently applied, as at the end of, and for, such period (subject to normal year-end audit adjustments);

     (b) as soon as available and in any event within 90 days after the end of each fiscal year of the Parent, consolidated and consolidating statements of income, consolidated retained earnings and consolidated cash flows of the Parent and its Subsidiaries for such fiscal year and the related consolidated and consolidating balance sheets of the Parent and its Subsidiaries as at the end of such fiscal year, setting forth in each case in comparative form the corresponding consolidated and consolidating figures for the preceding fiscal year, and accompanied (i) in the case of said consolidated statements and balance sheet of the Parent, by an opinion thereon of independent certified public accountants of recognized national standing, which opinion shall state that said consolidated financial statements fairly present in all material respects the consolidated financial condition and results of operations of the Parent and its Subsidiaries as at the end of, and for, such fiscal year in accordance with generally accepted accounting principles, and a statement of such accountants to the effect that, in making the examination necessary for their opinion, nothing came to their attention that caused them to believe that the Parent was not in compliance with Sections 9.07(g), 9.09, 9.10 and 9.11 hereof, insofar as such Sections relate to accounting matters, and (ii) in the case of said consolidating statements and balance sheets, by a certificate of a Responsible Officer of the Parent, which certificate shall state that said consolidating financial statements fairly present in all material respects the respective individual unconsolidated financial condition and results of operations of the Parent and of each of its Subsidiaries, in each case in accordance with generally accepted accounting principles, consistently applied, as at the end of, and for, such fiscal year;

(c) promptly upon their becoming available, copies of all registration statements and regular periodic reports, if any, that the Parent or any of its Subsidiaries shall have filed with the Commission (or any governmental agency substituted therefor) or any national securities exchange;

(d) promptly upon the mailing thereof to the shareholders of the Parent generally or to holders of Subordinated Indebtedness or Senior Subordinated Debt generally, copies of all financial statements, reports and proxy statements so mailed;

(e) as soon as possible, and in any event within 15 days after any Obligor knows or has reason to believe that any of the events or conditions specified below with respect to any Plan or Multiemployer Plan has occurred or exists, a statement signed by a Responsible Officer of the Parent setting forth details respecting such event or condition and the action, if any, that the Parent or its ERISA Affiliate proposes to take with respect thereto (and a copy of any report or notice required to be filed with or given to the PBGC by the Parent or an ERISA Affiliate with respect to such event or condition):

(i) any reportable event, as defined in Section 4043(c) of ERISA and the regulations issued thereunder, with respect to a Plan, as to which the PBGC has not by regulation waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event (provided that a failure to meet the minimum funding standard of Section 412 of the Code or Section 302 of ERISA, including, without limitation, the failure to make on or before its due date a required installment under Section 412(m) of the Code or
                  Section 302(e) of ERISA, shall be a reportable event regardless of the issuance of any waivers in accordance with
                  Section 412(d) of the Code); and any request for a waiver under Section 412(d) of the Code for any Plan;

(ii) the distribution under Section 4041(c)(1)(A) of ERISA of a notice of intent to terminate any Plan or any action taken by any Obligor or an ERISA Affiliate to terminate any Plan;

(iii) the institution by the PBGC of proceedings under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by any Obligor or any ERISA Affiliate of a notice from a Multiemployer Plan that such action has been taken by the PBGC with respect to such Multiemployer Plan;

(iv) the complete or partial withdrawal from a Multiemployer Plan by any Obligor or any ERISA Affiliate that results in liability under Section 4201 or 4204 of ERISA (including the obligation to satisfy secondary liability as a result of a purchaser default) or the receipt by any Obligor or any ERISA Affiliate of notice from a Multiemployer Plan that it is in reorganization or insolvency pursuant to Section 4241 or 4245 of ERISA or that it intends to terminate or has terminated under Section 4041A of ERISA;

(v) the institution of a proceeding by a fiduciary of any Multiemployer Plan against any Obligor or any ERISA Affiliate to enforce Section 515 of ERISA, which proceeding is not dismissed within 30 days; and

(vi)              the adoption of an amendment to any Plan that, pursuant to
                  Section 401(a)(29) of the Code or Section 307 of ERISA, would result in the loss of tax-exempt status of the trust of which such Plan is a part if any Obligor or an ERISA Affiliate fails to timely provide security to the Plan in accordance with the provisions of said Sections;

(f) promptly after any Responsible Officer of any Obligor knows or has reason to believe that any Default has occurred, a notice of such Default describing the same in reasonable detail and, together with such notice or as soon thereafter as possible, a description of the action that the Obligors have taken or propose to take with respect thereto; and

(g) the annual budget and any forecasts or projections of the Parent and its Subsidiaries, to be supplied not later than fifteen (15) days prior to commencement of the fiscal year to which any of the foregoing may be applicable; any reports including management letters submitted to the Parent by independent accountants in connection with any annual, interim or special audit; and from time to time such other information regarding the financial condition, operations, business or prospects of the Parent or any of its Subsidiaries (including, without limitation, any Plan or Multiemployer Plan and any reports or other information required to be filed under ERISA) as any Lender or the Administrative Agent may reasonably request.

     (h) prior to the date the Revolving Facility Usage equals or exceeds an amount equal to one-third of the Revolving Credit Commitments, as soon as available and in any event within thirty (30) calendar days after the end of each fiscal quarter of the Parent, a Borrowing Base Certificate as of the last day of each such fiscal quarter in the form of Exhibit 1.01(B) hereto, appropriately completed, executed and delivered by a Responsible Officer of the Parent, and (ii) from and after the date the Revolving Facility Usage equals or exceeds an amount equal to one-third of the Revolving Credit Commitments, as soon as available and in any event within thirty (30) calendar days after the end of each calendar month, a Borrowing Base Certificate as of the last day of each such calendar month, in the form of Exhibit 1.01(B) hereto, appropriately completed, executed and delivered by a Responsible Officer of the Parent.

     (i) The Parent will furnish to the Administrative Agent and each Lender, at the time it furnishes each set of financial statements pursuant to paragraph (a) or (b) above, (i) a Compliance Certificate of a Responsible Officer of the Parent (x) to the effect that no Default has occurred and is continuing (or, if any Default has occurred and is continuing, describing the same in reasonable detail and describing the action that the Obligors have taken or propose to take with respect thereto), (y) setting forth in reasonable detail the computations necessary to determine whether the Obligors are in compliance with Sections 9.07(g), 9.09, 9.10 and 9.11 hereof as of the end of the respective quarterly fiscal period or fiscal year, and (z) setting forth in reasonable detail the computation of the Total Leverage Ratio as at the end of the respective quarterly fiscal period for purposes of calculating the Applicable Pricing Level.

     (j) Inventory Appraisals. Immediately subsequent to the time the Revolving Facility Usage equals or exceeds one-third of the aggregate Revolving Credit Commitments and thereafter annually within such time period as determined by the Administrative Agent in its reasonable discretion, the Parent shall cause appraisals of the Inventory of the Parent and its Subsidiaries to be performed by an appraisal firm of recognized national standing or an appraisal firm satisfactory to the Parent and the Administrative Agent, at the expense of the Borrowers; provided, that on or after the occurrence of a Default, the Parent shall cause appraisals of the Inventory of the Parent and its Subsidiaries to be performed by an appraisal firm satisfactory to the Administrative Agent, at the expense of the Borrowers at each time as the Administrative Agent shall reasonably request.

(k) Field Examinations. The Parent shall cause a field examination of the Parent and its Subsidiaries to be performed annually within such time period as determined by the Administrative Agent in its reasonable discretion by an examiner satisfactory to the Administrative Agent, at the expense of the Borrowers; provided, that on or after the occurrence of a Default, the Parent shall cause a field examination of the Parent and its Subsidiaries to be performed by an examiner satisfactory to the Administrative Agent, at the expense of the Borrowers at each time as the Administrative Agent shall reasonably request.

..2 Litigation. The Parent (for itself and on behalf of each other Obligor) will promptly give to each Lender notice of all legal or arbitral proceedings, and of all proceedings by or before any governmental or regulatory authority or agency, and any material development in respect of such legal or other proceedings, affecting the Parent or any of its Subsidiaries, if such proceedings (i) relate to any material portion of the collateral under the Security Documents or (ii) involve a claim or series of claims in excess of $5,000,000, or (iii) which if adversely determined could reasonably be expected (either individually or in the aggregate) to have a Material Adverse Effect. Without limiting the generality of the foregoing, the Parent will give to each Lender notice of the assertion of any Environmental Claim by any Person against, or with respect to the activities of, the Parent or any of its Subsidiaries and notice of any alleged violation of or non-compliance with any Environmental Laws or any permits, licenses or authorizations, other than any Environmental Claim or alleged violation that could not reasonably be expected (either individually or in the aggregate) to have a Material Adverse Effect.

     .3 Existence, Etc. The Parent will, and will cause each of its Subsidiaries to:

(a) preserve and maintain its legal existence and all of its material rights, privileges, licenses and franchises (provided that nothing in this Section 9.03 shall prohibit any transaction expressly permitted under Section 9.05 hereof);

(b) comply with the requirements of all applicable Laws, rules, regulations and orders of governmental or regulatory authorities if failure to comply with such requirements could reasonably be expected (either individually or in the aggregate) to have a Material Adverse Effect;

(c) pay and discharge all liabilities to which it is subject or which are asserted against it, promptly as and when the same shall become due and payable, including taxes, assessments and governmental charges or levies imposed on it or on its income or profits or on any of its Property prior to the date on which penalties attach thereto, except for any such liability, tax, assessment, charge or levy the payment of which is being contested in good faith and by proper proceedings and against which adequate reserves are being maintained;

     (d) maintain all of its Properties used or useful in its business in good working order and condition, ordinary wear and tear excepted;

(e) keep adequate records and books of account, in which complete entries will be made in accordance with generally accepted accounting principles consistently applied and as otherwise required by applicable Laws of any Official Body having jurisdiction over the Parent or such Subsidiary of the Parent in all material respects, and in which full, true and correct entries shall be made in all material respects of all its dealings and business and financial affairs; and

(f) permit representatives of any Lender or the Administrative Agent, during normal business hours, to examine, copy and make extracts from its books and records, to inspect any of its Properties, and to discuss its business and affairs with its officers, all to the extent reasonably requested by such Lender or the Administrative Agent (as the case may be).

..4 Insurance. The Parent will, and will cause each of its Subsidiaries to, maintain insurance with financially sound and reputable insurance companies, and with respect to Property and risks of a character usually maintained by corporations engaged in the same or similar business similarly situated, against loss, damage and liability of the kinds and in the amounts customarily maintained by such corporations (all reasonably satisfactory to the Administrative Agent).

                  The Parent will in any event maintain (with respect to itself and each of its Subsidiaries):

(1) Casualty Insurance -- insurance against loss or damage covering all of the tangible real and personal Property and improvements of the Parent and each of its Subsidiaries by reason of any Peril (as defined below) in such amounts (subject to such deductibles as shall be satisfactory to the Required Lenders) as shall be reasonable and customary and sufficient to avoid the insured named therein from becoming a co-insurer of any loss under such policy but in any event in an amount (i) in the case of fixed assets and equipment (other than vehicles), reasonably satisfactory to the Administrative Agent (ii) in the case of inventory, not less than the fair market value thereof, subject to deductibles as aforesaid.

(2) Automobile Liability Insurance for Bodily Injury and Property Damage -- insurance against liability for bodily injury and property damage in respect of all vehicles (whether owned, hired or rented by the Parent or any of its Subsidiaries) at any time located at, or used in connection with, its Properties or operations in such amounts as are then customary for vehicles used in connection with similar Properties and businesses, but in any event to the extent required by applicable Law.

(3) Comprehensive General Liability Insurance -- insurance against claims for bodily injury, death or Property damage occurring on, in or about the Properties (and adjoining streets, sidewalks and waterways) of the Parent and its Subsidiaries, in such amounts as are then customary for Property similar in use in the jurisdictions where such Properties are located.

(4) Workers' Compensation Insurance -- workers' compensation insurance or a qualified self-insurance program (including, without limitation, employers' liability insurance) to the extent required by applicable Law.

(5) Product Liability Insurance -- insurance against claims for bodily injury, death or Property damage resulting from the use of products sold by the Parent or any of its Subsidiaries in such amounts as are then customarily maintained by responsible persons engaged in businesses similar to that of the Parent and its Subsidiaries.

(6) Business Interruption Insurance -- insurance against loss of operating income by reason of any Peril in such amounts as are consistent with the coverages in place on the date hereof.

(7) Other Insurance -- such other insurance, including, without limitation, War-Risk Insurance when and to the extent obtainable from the United States Government, in each case as generally carried by owners of similar Properties in the jurisdictions where such Properties are located, in such amounts and against such risks as are then customary for Property similar in use.

Such insurance shall be written by financially responsible companies selected by the Parent and having an A. M. Best rating of "A-" or better and being in a financial size category of XI or larger (or, with respect to companies providing insurance on the date hereof, a financial size category of IX or larger), or by other companies acceptable to the Required Lenders, and (other than workers' compensation) shall name the Administrative Agent on its own behalf and on behalf of the Lenders as loss payee (to the extent covering risk of loss or damage to tangible property) and as an additional named insured on its own behalf and on behalf of the Lenders as their interests may appear (to the extent covering any other risk). Each policy referred to in this Section 9.04 shall provide that it will not be canceled or reduced, or allowed to lapse without renewal, except after not less than 30 days' notice to the Administrative Agent and shall also provide that the interests of the Administrative Agent and the Lenders shall not be invalidated by any act or negligence of the Parent or any Person having an interest in any Property covered by any Mortgage nor by occupancy or use of any such Property for purposes more hazardous than permitted by such policy nor by any foreclosure or other proceedings relating to such Property. The Parent will advise the Administrative Agent promptly of any policy cancellation, reduction or amendment.

                  On or before the Restatement Effective Date, the Parent will deliver to the Administrative Agent certificates of insurance satisfactory to the Administrative Agent evidencing the existence of all insurance required to be maintained by the Parent hereunder setting forth the respective coverages, limits of liability, carrier, policy number and period of coverage and showing that such insurance will remain in effect through the March 31 falling after the date hereof, subject only to the payment of premiums as they become due (and attaching original copies of any policies with respect to casualty insurance). Thereafter, on each March 31 and October 31 in each year (commencing with the first March 31 after the date hereof), the Parent will deliver to the Administrative Agent certificates of insurance evidencing that all insurance required to be maintained by the Parent hereunder will be in effect through the following October 31 or March 31, as the case may be, subject only to the payment of premiums as they become due. In addition, the Parent will not modify any of the provisions of any policy with respect to casualty insurance without delivering the original copy of the endorsement reflecting such modification to the Administrative Agent accompanied by a written report of any firm of independent insurance brokers of nationally recognized standing satisfactory to the Administrative Agent, stating that, in their opinion, such policy (as so modified) adequately protects the interests of the Lenders and the Administrative Agent, is in compliance with the provisions of this Section 9.04, and is comparable in all respects with insurance carried by responsible owners and operators of Properties similar to those covered by any Mortgages granted after the Restatement Effective Date in accordance with the terms of this Agreement. The Parent will not obtain or carry separate insurance concurrent in form or contributing in the event of loss with that required by this Section
9.04 unless the Administrative Agent is the named insured thereunder, with loss payable as provided herein. The Parent will immediately notify the Administrative Agent whenever any such separate insurance is obtained and shall deliver to the Administrative Agent the certificates evidencing the same.

                  Without limiting the obligations of the Parent under the foregoing provisions of this Section 9.04, in the event the Parent shall fail to maintain in full force and effect insurance as required by the foregoing provisions of this Section 9.04, then the Administrative Agent may, but shall have no obligation so to do, procure insurance covering the interests of the Lenders and the Administrative Agent in such amounts and against such risks as the Administrative Agent (or the Required Lenders) shall deem appropriate, and the Parent shall reimburse the Administrative Agent in respect of any premiums paid by the Administrative Agent in respect thereof.

                  For purposes hereof, the term "Peril" shall mean, collectively, fire, lightning, windstorm, hail, explosion, riot and civil commotion, vandalism and malicious mischief, damage from aircraft, vehicles and smoke and all other perils covered by the "all-risk" endorsement then in use in the jurisdictions where the Properties of the Parent and its Subsidiaries are located.

                  Notwithstanding the foregoing, the Parent and each of its Subsidiaries may carry a portion of the insurance required hereunder through self-insurance arrangements with a Subsidiary described in Section 9.08(g) hereof, provided that such self-insurance is maintained only in amounts and in a manner that is prudent and consistent with current market practices for such insurance coverage of corporations engaged in the same or similar business similarly situated.

..5       Prohibition of Fundamental Changes.
-------------------------------------------

(a) The Parent will not, nor will it permit any of its Subsidiaries to, enter into any transaction of merger or consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution).

(b) The Parent will not, nor will it permit any of its Subsidiaries to, acquire any business or Property from, or Capital Stock of, or be a party to any acquisition of, any Person except for:

     (i) purchases of inventory and other Property to be sold or used in the ordinary course of business;

(ii)     Investments permitted under Section 9.08 hereof;

(iii)    Capital Expenditures permitted under Section 9.11 hereof; and

(iv)     Permitted Reinvestment Capital Expenditures.

(c) The Parent will not, nor will it permit any of its Subsidiaries to, convey, sell, lease, transfer or otherwise dispose of, in one transaction or a series of transactions, any part of its business or Property, whether now owned or hereafter acquired, including, without limitation, Receivables and leasehold interests, but excluding:

(i) obsolete or worn-out Property, tools or equipment no longer used or useful in its business so long as the amount thereof sold in any single fiscal year by the Parent and its Subsidiaries shall not have a fair market value in excess of $750,000;

     (ii) any inventory sold or disposed of in the ordinary course of business and on ordinary business terms;

(iii) (x) Receivables Sales pursuant to Permitted Receivables Financings and (y) sales or transfers of Receivables and Related Assets for purposes of collection in the ordinary course of business and consistent with past practices; and

(iv) other sales of Property for fair market value (as reasonably determined by the Parent) for cash in an aggregate amount not exceeding $2,000,000 in any fiscal year of the Parent.

(d)      Notwithstanding the foregoing provisions of this Section 9.05:

(i) any Subsidiary of the Parent may be merged or consolidated with or into: (x) the Parent if the Parent shall be the continuing or surviving corporation or (y) any other such Subsidiary; provided that (1) if any such transaction shall be between a Subsidiary and a Wholly Owned Subsidiary, the Wholly Owned Subsidiary shall be the continuing or surviving corporation and (2) that if any such transaction shall be between a Subsidiary Guarantor and a Subsidiary not a Subsidiary Guarantor, and such Subsidiary Guarantor is not the continuing or surviving corporation, then the continuing or surviving corporation shall have assumed all of the obligations of such Subsidiary Guarantor hereunder and under the other Credit Documents in a manner satisfactory to the Administrative Agent; and

(ii) any Subsidiary of the Parent may sell, lease, transfer or otherwise dispose of any or all of its Property (upon voluntary liquidation or otherwise) to the Parent or a Wholly Owned Subsidiary of the Parent; provided that if any such sale is by a Subsidiary Guarantor to a Subsidiary of the Parent not a Subsidiary Guarantor, then such Subsidiary shall have assumed all of the obligations of such Subsidiary Guarantor hereunder and under the other Credit Documents in a manner satisfactory to the Administrative Agent.

..6 Limitation on Liens. The Parent will not, nor will it permit any of its Subsidiaries to, create, incur, assume or suffer to exist any Lien upon any of its Property, whether now owned or hereafter acquired, except the following (which shall be referred to as "Permitted Liens"):

(a)      Liens created pursuant to the Security Documents;

(b) Liens in existence on the date hereof and listed in Part B of Schedule IV hereto, provided, that the principal amount secured thereby is not increased after the Restatement Effective Date, and no additional assets become subject to such Liens after the Restatement Effective Date;

(c) Liens imposed by any governmental authority for taxes, assessments or charges not yet due or that are being contested in good faith and by appropriate proceedings if, unless the amount thereof is not material with respect to it or its financial condition, adequate reserves with respect thereto are maintained on the books of the Parent or the affected Subsidiaries, as the case may be, in accordance with GAAP;

(d) carriers', warehousemen's, mechanics', materialmen's, repairmen's or other like Liens arising in the ordinary course of business that are not overdue for a period of more than 30 days or that are being contested in good faith and by appropriate proceedings and Liens securing judgments but only to the extent for an amount and for a period not resulting in an Event of Default under Section 10(h) hereof;

     (e) pledges or deposits under worker's compensation, unemployment insurance and other social security legislation;

(f) deposits to secure the performance of bids, trade contracts (other than for Indebtedness), leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature incurred in the ordinary course of business;

(g) easements, rights-of-way, restrictions and other similar encumbrances incurred in the ordinary course of business and encumbrances consisting of zoning restrictions, easements, licenses, restrictions on the use of Property or minor imperfections in title thereto that, in the aggregate, are not material in amount, and that do not in any case materially interfere with the ordinary conduct of the business of the Parent or any of its Subsidiaries;

(h) additional Liens upon real and/or personal Property created after the date hereof, provided that the aggregate Indebtedness secured thereby and incurred on and after the date hereof shall be permitted by Section 9.07(g); and

     (i) Liens upon Receivables and Related Assets to secure obligations under Permitted Receivables Financings.

..7 Indebtedness; Guarantees. The Parent will not, nor will it permit any of its Subsidiaries to, (i) directly or indirectly become liable in respect of any Guarantee, or assume, guarantee or become surety for, endorse or otherwise agree, become or remain directly or contingently liable upon or with respect to any obligation or liability of any other Person, except for (a) the Guarantee of the Guaranteed Obligations by the Obligors under this Agreement (b) the Guarantee of obligations of one Obligor by another Obligor, and (c) other Guarantees in the ordinary course of business to the extent that the aggregate amount of all such Guarantees does not exceed $500,000 at any one time, or (ii) create, incur or suffer to exist any Indebtedness except:

(a)      Indebtedness to the Lenders hereunder;

(b)      Indebtedness outstanding on the date hereof and listed in Part A of
         Schedule IV hereto, provided, that after the Restatement Effective Date there is no increase in the amount thereof or other significant change in the terms thereof unless otherwise specified on Schedule IV;

(c) (i) Indebtedness of the Parent in respect of the Senior Subordinated Debt in an aggregate original principal amount not exceeding $125,000,000, and (ii) subordinated Guarantees of such Indebtedness by Subsidiaries of the Parent pursuant to the Senior Subordinated Debt Documents;

(d) Indebtedness of Obligors to the Parent or to other Obligors, provided that all intercompany Indebtedness, loans or advances owed by any Obligor to another Obligor shall be subordinated pursuant to the Intercompany Subordination Agreement;

(e) Indebtedness in an aggregate amount not exceeding $7,000,000 owing by the Parent and/or certain of its Subsidiaries to Lockheed Martin Corporation pursuant to agreements relating to the reimbursement for certain environmental costs;

     (f) obligations of the Parent and its Subsidiaries under Permitted Receivables Financing;

(g) additional Indebtedness of Subsidiaries of the Parent incurred after the date hereof (including, without limitation, Capital Lease Obligations and other Indebtedness secured by Liens permitted under
         Section 9.06(h) hereof) up to but not exceeding $5,000,000 in the aggregate at any one time outstanding;

(h) during the period from the Restatement Effective Date through August 31, 2002, reimbursement obligations of the Obligors under standby letters of credit issued by the Existing Agent not exceeding $739,600 in the aggregate; and

(i) obligations in respect of Interest Rate Protection Agreements, and Commodity Hedge Agreements (to the extent the same constitute Indebtedness) permitted under Section 9.08(e) hereof.

..8 Investments . The Parent will not, nor will it permit any of its Subsidiaries to, make or permit to remain outstanding any Investments except:

(a)      Investments outstanding on the date hereof and identified in Part B of
         Schedule VII hereto, provided there is no increase in the amount thereof after the Restatement Effective Date;

(b)      operating deposit accounts with banks;

(c)      Permitted Investments;

(d)      Investments by the Parent in the Borrowers;

(e) (i) over-the-counter Interest Rate Protection Agreements, (including Lender-Provided Interest Rate Protection Agreements) with one or more of the Lenders (and/or with a bank or other financial institution having capital, surplus and undivided profits of at least $500,000,000) as to an aggregate notional principal amount not at any time exceeding $150,000,000; and (ii) Commodity Hedge Agreements to the extent permitted under Section 9.18 hereof;

(f) loans and advances made to employees of the Parent or employees of any other Obligors in the ordinary course of business for relocation and retention in furtherance of the Obligors' businesses in an aggregate amount not exceeding $4,000,000 at any one time outstanding.

(g) in the event the Parent or any of its Subsidiaries maintains any unfunded deferred compensation plan (within the meaning of Title I of ERISA), to the extent benefits under such plan are defined by reference to specific investments, whether at the participant's or the beneficiaries' election or otherwise, any Investment in such a specific investment;

(h) Investments not to exceed $3,000,000 in the aggregate in one or more Subsidiaries of the Parent organized solely for the purpose of permitting the Parent and its Subsidiaries to self-insure in a usual and customary manner consistent with current market practices for self-insurance programs of corporations engaged in the same or similar business similarly situated;

     (i) Investments constituting capitalization of Securitization Subsidiaries consistent with normal practice for transactions of such type; and

(j) additional Investments up to but not exceeding $2,000,000 in the aggregate plus an amount not greater than any funds returned or earned on such Investments.


     .9 Dividend Payments. The Parent will not, nor will it permit any of its Subsidiaries to, declare or make any Dividend Payment or Stock Repurchases at any time; provided that the Parent may:

(a) declare and make a Dividend Payment in cash, subject to the satisfaction of each of the following conditions on the date of such Dividend Payment and after giving effect thereto:

(i)      no Default shall have occurred and be continuing and

(ii) the aggregate amount of Dividend Payments made in the form of cash dividends on the Capital Stock of the Parent during the then-current fiscal quarter of the Parent shall not exceed $1,500,000.

This Section 9.09 shall in any event not prohibit (w) the payment of any dividend by the Parent within 60 days after the date of declaration thereof if, at such date of declaration, such payment would comply with the foregoing paragraph, (x) a payment on or before April 30, 2002, not in excess of $4,000,000 to terminate the Executive Stock Purchase Incentive Plan adopted February 26, 2001, (y) redemptions of stock purchase rights under that certain Stockholder Protection Rights Agreement dated March 6, 1996 , as amended from time to time, not in excess of $500,000 in the aggregate, and (z) the payment of dividends by any Subsidiary of the Parent to the Parent or any other Obligor.

..10      Certain Financial Covenants.
------------------------------------

     (a) Total Leverage Ratio. The Parent will not permit the Total Leverage Ratio to exceed the following respective ratios at any time during the following respective periods:

                         Period                                    Ratio
From and including the Restatement Effective Date to and
   including
   March 31, 2002                                                4.50 to 1.00
From and including April 1, 2002
   to and including September 30, 2002
                                                                 4.25 to 1.00
From and including October 1, 2002 to and including
   December 31, 2002
                                                                 4.00 to 1.00
From and including January 1, 2003 to and including
   December 31, 2003
                                                                 3.75 to 1.00
From January 1, 2004
   and at all times thereafter
                                                                 3.25 to 1.00
(b)      Total Interest Coverage Ratio.
--------------------------------------

                  The Parent will not permit the Total Interest Coverage Ratio to be less than the following respective ratios at any time during the following respective periods:

     Period Ratio From the Restatement Effective Date to and including December 31, 2002 1.50 to 1.00 From January 1, 2003 to and including December 31, 2003
2.00 to 1.00 From January 1, 2004 and at all times thereafter 2.50 to 1.00 (c) Fixed Charges Ratio. The Parent will not permit the Fixed Charges Ratio to be less than the following respective ratios at any time during the following respective periods:


                          Period                                      Ratio

From the Restatement Effective Date to and including
   March 31, 2003                                                 1.00 to 1.00

From April 1, 2003 and at all times thereafter
                                                                  1.10 to 1.00
..11 Capital Expenditures. The Parent will not permit the aggregate amount of Capital Expenditures (other than Permitted Reinvestment Capital Expenditures) by the Parent and its Subsidiaries to exceed as of any date of determination $25,000,000 for the period of four consecutive fiscal quarters of the Parent ended most recently prior to such date of determination.

..12 Subordinated Indebtedness. The Parent will not, nor will it permit any of its Subsidiaries to, purchase, redeem, retire or otherwise acquire for value, or set apart any money for a sinking, defeasance or other analogous fund for the purchase, redemption, retirement or other acquisition of, or make any voluntary payment or prepayment of the principal of or interest on, or any other amount owing in respect of, any Subordinated Indebtedness, except for regularly scheduled payments or mandatory prepayments of principal and interest in respect thereof required pursuant to the instruments evidencing such Subordinated Indebtedness, provided however, that none of such purchases, redemptions, retirements, acquisitions, fundings, defeasances, payments, prepayments or analogous fundings are prohibited under the terms of the Senior Subordinated Debt Documents, including, without limitation, the subordination provisions thereof.

..13 Lines of Business. The Parent will not, nor will it permit any of its Subsidiaries to, engage to any substantial extent in any line or lines of business activity other than the Aluminum Business.

..14 Transactions with Affiliates. Except as expressly permitted by this Agreement, the Parent will not, nor will it permit any of its Subsidiaries to, directly or indirectly:

(a)      make any Investment in an Affiliate;

     (b) transfer, sell, lease, assign or otherwise dispose of any Property to an Affiliate;

     (c) merge into or consolidate with or purchase or acquire Property from an Affiliate; or

     (d) enter into any other transaction directly or indirectly with or for the
benefit  of  an  Affiliate  (including,   without  limitation,   Guarantees  and
assumptions of obligations of an Affiliate);

provided that (i) any Affiliate who is an individual may serve as a director, officer or employee of the Parent or any of its Subsidiaries and receive reasonable compensation for his or her services in such capacity, (ii) the Parent and its Subsidiaries may enter into transactions (other than extensions of credit by the Parent or any of its Subsidiaries to an Affiliate) providing for the leasing of Property, the rendering or receipt of services or the purchase or sale of inventory and other Property in the ordinary course of business if the monetary or business consideration arising therefrom would be substantially as advantageous to the Parent and its Subsidiaries as the monetary or business consideration that would obtain in a comparable transaction with a Person not an Affiliate and (iii) transactions in connection with a Permitted Receivables Financing are not prohibited by this Section 9.14.

..15 Use of Proceeds. On the Restatement Effective Date, the Revolving Credit Loans will be used to refinance Indebtedness under the Existing Credit Agreement. The Borrowers will use the proceeds of the Revolving Credit Loans, after the Restatement Effective Date, to finance the ongoing working capital requirements and other general corporate purposes of the Borrowers and their respective Subsidiaries provided however, that no proceeds of any Loan shall be used to finance any acquisition (whether of all or substantially all assets or Capital Stock of any Person, or by merger, or otherwise). The Borrowers will use the proceeds of the Loans in compliance with all applicable legal and regulatory requirements, including, without limitation, Regulations T, U and X and the Securities Act of 1933 and the Securities Exchange Act of 1934 and the regulations thereunder; provided that neither the Administrative Agent nor any Lender shall have any responsibility as to the use of any of such proceeds.

..16      Certain Obligations Respecting Subsidiaries.
----------------------------------------------------

(a) Subsidiary Guarantors. In the event that the Parent or any of its Subsidiaries shall form or acquire any new Subsidiary (other than a Securitization Subsidiary) that the Parent or the respective Subsidiary anticipates will not be an Immaterial Subsidiary (or, in the event that any Immaterial Subsidiary (other than a Securitization Subsidiary) shall cease to be an Immaterial Subsidiary), the Parent will cause such new Subsidiary (or such Immaterial Subsidiary that ceases to be an Immaterial Subsidiary) to become a "Subsidiary Guarantor" and/or a "Guarantor" (and, thereby, an "Obligor") hereunder, and to pledge and grant a security interest in its Property pursuant to the Security Documents to the Administrative Agent for the benefit of the Lenders, pursuant to a written instrument in form and substance satisfactory to the Administrative Agent and to deliver such proof of corporate action, incumbency of officers, opinions of counsel and other documents as is consistent with those delivered by each "Obligor" pursuant to Section 7.01 hereof or as the Administrative Agent shall have requested.

(b) Ownership of Subsidiaries. The Parent will, and will cause each of its Subsidiaries to, take such action from time to time as shall be necessary to ensure that each of its Subsidiaries is a Wholly Owned Subsidiary. In the event that any additional shares of stock, limited liability company interests or other ownership interests shall be issued by any Subsidiary, the respective Obligor shall, and the Parent shall cause such other applicable Subsidiary of Parent forthwith to deliver to the Administrative Agent pursuant to the Security Documents the certificates evidencing such shares of stock, limited liability company interest, or other ownership interests accompanied by undated stock powers executed in blank and to take such other action as the Administrative Agent shall request to perfect the security interest created therein pursuant to the Security Documents.

(c) Certain Restrictions. Other than pursuant to the Senior Subordinated Debt Documents or in connection with transactions related to a Permitted Receivables Financing, the Obligors will not permit any of their respective Subsidiaries to enter into, after the date hereof, any indenture, agreement, instrument or other arrangement that, directly or indirectly, prohibits or restrains, or has the effect of prohibiting or restraining, or imposes materially adverse conditions upon, the incurrence or payment of Indebtedness, the granting of Liens, the declaration or payment of dividends, the making of loans, advances or Investments or the sale, assignment, transfer or other disposition of Property.

..17      Modifications of Certain Documents.
-------------------------------------------

(a) No Obligor will consent to any modification, supplement or waiver of any of the provisions of the Senior Subordinated Debt Documents or any other documents providing for or relating to Subordinated Indebtedness, without the prior approval of the Required Lenders.

(b) No Obligor will take any action to modify or supplement its articles of incorporation or certificate of limited liability company or the articles of incorporation or certificate of limited liability company of any of its Subsidiaries, other than modifications that do not adversely affect the interests of the Lenders, without the prior approval of the Required Lenders.

..18 Commodity Hedging Activities. The Parent shall not, and shall not permit any of its Subsidiaries to, enter into any commodity futures contract, commodity option or other similar agreement or arrangement (collectively, "Commodity Hedge Agreements"), except the Parent and its Subsidiaries may enter into Hedge Agreements designed to protect the Parent and its Subsidiaries against fluctuations in the price of aluminum and commodities used in the Aluminum Business and prices associated with customer forward sales contracts and purchase commitments, so long as the same (a) is consistent with the relevant Obligor's past practice or then-current industry practice in the markets in which such Obligor operates and (b) is in accordance with the commodity hedging policy adopted by the Parent's board of directors, as the same may be amended from time to time. Promptly after adoption of any change to such policy which occurs after the Restatement Effective Date, the Parent shall provide a written copy of such board action effecting the change to the Administrative Agent.

..19 After-Acquired Real Estate. The Parent shall and shall cause each of its Subsidiaries to, at the request of the Administrative Agent at any time and from time to time after the Restatement Effective Date, promptly execute a Mortgage covering material real property of the Parent or such Subsidiary as designated by the Administrative Agent, together with such surveys, title insurance policies and endorsements, certificates of occupancy and such other agreements, estoppels and consents (including agreements with lessors) as the Administrative Agent may request, and shall deliver opinions of local counsel and other documents as the Administrative Agent shall reasonably request.

..20      Activities of the Parent.
---------------------------------

(a) The Parent (i) will at all times own, beneficially and of record, all of the issued and outstanding Capital Stock of CI Holdings, Old Lewisport, CFC and Commonwealth Aluminum Scottsboro, Inc. (provided that this Section 9.20(a)(i) shall not prohibit any transaction expressly permitted under Section 9.05 hereof), (ii) will own no other Property (other than cash and Permitted Investments, other Property incidental to its business as a holding company and Capital Stock of its Subsidiaries), (iii) will have no Indebtedness (other than Indebtedness hereunder and Indebtedness in respect of Subordinated Indebtedness permitted under Section 9.07 hereof), (iv) will have no operations other than de minimis operations incidental to its business as a holding company and (v) in furtherance of the foregoing will not make any expenditures or incur any liabilities other than those consistent with and reasonably necessary in the conduct of the business of the Parent as contemplated by this Section 9.20(a).

..21 Further Assurances. The Parent shall and shall cause each of its Subsidiaries to, from time to time, at the expense of the Borrowers, to faithfully preserve and protect the Administrative Agent's Lien on and Prior Security Interest in the collateral under the Security Documents as a continuing first priority perfected Lien, subject only to Permitted Liens, and shall do such other acts and things as the Administrative Agent in its sole discretion may deem necessary or advisable from time to time in order to preserve, perfect and protect the Liens granted under the Security Documents and to exercise and enforce its rights and remedies thereunder with respect to the collateral thereunder.

Section 10.       Events of Default.
-----------------------------------

                  If one or more of the following events (herein called "Events of Default") shall occur or exist:

     (a) Any Obligor shall: (i) default in the payment of any principal of any Loan or any Reimbursement Obligation when due (whether at stated maturity or at mandatory or optional prepayment); or (ii) default in the payment of any interest on any Loan, any fee or any other amount payable by it hereunder or under any other Credit Document when due, and such default shall have continued unremedied for three (3) or more days. Notwithstanding the preceding sentence, a default in the payment of principal and interest required to be paid under
Section 3.01(c) (other than a default to make payment within the permitted time period of ninety (90) days which results directly from a reduction of inventory values or advances rates on inventory following an inventory appraisal conducted pursuant to Section 9.01(j)) shall not constitute an Event of Default until such default in payment shall have continued unremedied for five (5) or more days; or

     (b) The Parent or any of its Subsidiaries (herein collectively called the "Relevant Parties and individually, a "Relevant Party") shall default in the payment when due of any principal of or interest on any of its other Indebtedness having a principal amount of $1,000,000 or more individually or $2,000,000 or more for all Relevant Parties and their Subsidiaries in the aggregate; or any event specified in any note, agreement, indenture or other document evidencing or relating to any such Indebtedness shall occur if the effect of such event is to cause, or (with the giving of any notice or the lapse of time or both) to permit the holder or holders of such Indebtedness (or a trustee or agent on behalf of such holder or holders) to cause, such Indebtedness to become due, or to be prepaid in full (whether by redemption, purchase, offer to purchase or otherwise), prior to its stated maturity or to have the interest rate thereon reset to a level so that securities evidencing such Indebtedness trade at a level specified in relation to the par value thereof; or any Relevant Party shall default in the payment when due of any individual amount of $1,000,000 or more (or of amounts aggregating $2,000,000 or more) under any Interest Rate Protection Agreement; or any event specified in any Interest Rate Protection Agreement shall occur if the effect of such event is to cause, or (with the giving of any notice or the lapse of time or both) to permit, any individual termination or liquidation payment in an amount of $1,000,000 or more (or any termination or liquidation payments aggregating $2,000,000 or more) to become due; or

(c) Any representation, warranty or certification made or deemed made herein or in any other Credit Document (or in any modification or supplement hereto or thereto) by any Obligor party thereto, or any certificate furnished to any Lender or the Administrative Agent pursuant to the provisions hereof or thereof, shall prove to have been false or misleading as of the time made or furnished in any material respect; or

(d) The Parent or any of the other Obligors (as applicable) shall default in the performance of any of its obligations under any of Sections 9.01(f), 9.05, 9.06, 9.07, 9.08, 9.09, 9.10, 9.11, 9.12, 9.14, 9.15,
         9.16(a) or (b), 9.17, 9.19 or 9.20 hereof, or any Obligor shall default in the performance of any of its obligations under Section 4.02 or 5.02 of the Pledge and Security Agreement , or any provisions of any Mortgage; or any Obligor shall default in the performance of any of its other obligations in this Agreement or any other Credit Document and such default (if capable of being cured) shall continue unremedied for a period of ten (10) Business Days after the occurrence thereof; or

     (e) The Parent or any of its Subsidiaries shall admit in writing its inability to, or be generally unable to, pay its debts as such debts become due; or

(f) The Parent or any of its Subsidiaries shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee, examiner or liquidator of itself or of all or a substantial part of its Property, (ii) make a general assignment for the benefit of its creditors, (iii) commence a voluntary case under the Bankruptcy Code, (iv) file a petition seeking to take advantage of any other Law relating to bankruptcy, insolvency, reorganization, liquidation, dissolution, arrangement or winding-up, or composition or readjustment of debts, (v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code or (vi) take any corporate action for the purpose of effecting any of the foregoing; or

     (g) A proceeding or case shall be commenced against or with respect to the Parent or any of its Subsidiaries, without the application or consent of the affected Relevant Party, in any court of competent jurisdiction, seeking (i) the reorganization, liquidation, dissolution, arrangement or winding-up of such Relevant Party, or the composition or readjustment of the debts of such Relevant Party, (ii) the appointment of a receiver, custodian, trustee, examiner, liquidator or the like with respect to such Relevant Party or of all or any substantial part of the Property of such Relevant Party or (iii) similar relief in respect of such Relevant Party under any Law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of 60 or more days; or an order for relief against any Relevant Party shall be entered in an involuntary case under the Bankruptcy Code; or

(h) A final judgment or judgments for the payment of money of $250,000 or more in the aggregate (exclusive of judgment amounts fully covered by insurance where the insurer has admitted liability in respect of such judgment) or of $500,000 or more in the aggregate (regardless of insurance coverage) shall be rendered by one or more courts, administrative tribunals or other bodies having jurisdiction against any Relevant Party and the same shall not be paid discharged (or provision shall not be made for such payment or discharge), or a stay of execution thereof shall not be procured, within 30 days from the date of entry thereof and such Relevant Party shall not, within said period of 30 days, or such longer period during which execution of the same shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal; or

(i) An event or condition specified in Section 9.01(e) hereof shall occur or exist with respect to any Plan or Multiemployer Plan and, as a result of such event or condition, together with all other such events or conditions specified in said Section 9.01(e), any Obligor or any ERISA Affiliate shall incur or in the opinion of the Required Lenders shall be reasonably likely to incur a liability to a Plan, a Multiemployer Plan or the PBGC (or any combination of the foregoing) that, in the reasonable determination of the Required Lenders, could reasonably be expected (either individually or in the aggregate) to have a Material Adverse Effect; or

(j) There shall have been asserted against the Parent or any of its Subsidiaries, or any predecessor in interest thereof, an Environmental Claim that, in the judgment of the Required Lenders is reasonably likely to be determined adversely to the Parent or any of its Subsidiaries, and the amount thereof (either individually or in the aggregate) is reasonably likely to have a Material Adverse Effect (insofar as such amount is payable by the Parent or any of its Subsidiaries, but after deducting any portion thereof that is reasonably expected to be paid by other creditworthy Persons jointly and severally liable therefor or the amount of funded reserves which have been established that do not cause, or are not reasonably likely to cause, a breach of any other provision of this Agreement); or

(k) The Liens created by the Security Documents shall at any time not (other than by reason of the action or inaction by the Administrative Agent) constitute a valid and perfected Lien on the collateral intended to be covered thereby (to the extent perfection by filing, registration, recordation or possession is required herein or therein) in favor of the Administrative Agent, free and clear of all other Liens (other than Liens permitted under Section 9.06 hereof or under the respective Security Documents), or, except for expiration in accordance with its terms, any of the Credit Documents shall for whatever reason be terminated or cease to be in full force and effect, or the enforceability thereof shall be contested by any Obligor; or

(l)      a Change of Control shall occur; or

(m) There shall occur any uninsured damage to or loss, theft or destruction of any collateral under the Security Documents in excess of $5,000,000 individually or in the aggregate, or the collateral under the Security Documents or any other of the Obligors' or any of their Subsidiaries' assets are attached, seized, levied upon or subjected to a writ or distress warrant; or such come within the possess of a receiver, trustee custodian or assignee for the benefit of creditors and the same is not cured within thirty (30) days thereafter; or

(n) a notice of Lien or assessment in excess of $250,000 which is not a Permitted Lien is filed of record with respect to all or any part of any of the Obligors' or any of their Subsidiaries' assets by the United States, or any department, agency or instrumentality thereof, or by any state, county, municipal or other governmental agency, including the PBGC, or any taxes or debts owing at any time or times hereafter to any one of these becomes payable and the same is not paid within thirty
         (30) days after the same becomes payable;

THEREUPON: (1) in the case of an Event of Default other than one referred to in clause (f) or (g) of this Section 10, the Administrative Agent may, and upon the request of the Required Lenders shall, by notice to the Parent, terminate the Commitments (including the Swingline Commitment) and/or declare the principal amount then outstanding of, and the accrued interest on, the Loans (including all Swingline Loans), the Reimbursement Obligations and all other amounts payable by the Obligors hereunder and under the Notes and the other Credit Documents (including, without limitation, any amounts payable under Section 5.05 or 5.06 hereof) to be forthwith due and payable, whereupon such amounts shall be immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by each Obligor; and (2) in the case of the occurrence of an Event of Default referred to in clause (f) or (g) of this Section 10, the Commitments (including the Swingline Commitment) shall automatically be terminated and the principal amount then outstanding of, and the accrued interest on, the Loans (including all Swingline Loans), the Reimbursement Obligations and all other amounts payable by the Obligors hereunder and under the Notes and the other Credit Documents (including, without limitation, any amounts payable under Section 5.05 or 5.06 hereof) shall automatically become immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by each Obligor.

                  In addition, upon the occurrence and during the continuance of any Event of Default (if the Administrative Agent has declared the principal amount then outstanding of, and accrued interest on, the Revolving Credit Loans and all other amounts payable by the Obligors hereunder and under the Notes to be due and payable), each Revolving Credit Borrower agrees that it shall, if requested by the Administrative Agent or the Required Lenders through the Administrative Agent (and, in the case of any Event of Default referred to in clause (f) or (g) of this Section 10, forthwith, without any demand or the taking of any other action by the Administrative Agent or such Lenders) provide cash collateral for the Letter of Credit Liabilities under such Borrower's Revolving Credit Facility by paying to the Administrative Agent immediately available funds in an amount equal to the then aggregate undrawn face amount of all Letters of Credit, which funds shall be held by the Administrative Agent in the Collateral Account as collateral security in the first instance for the Letter of Credit Liabilities under such Revolving Credit Facility and be subject to withdrawal only as therein provided.

     Until all Obligations of the Obligors have been paid in full, any and all proceeds received by the Administrative Agent from any sale or other disposition of the collateral under the Security Documents, or any part thereof, or the exercise of any other remedy by the Administrative Agent, shall be applied as follows:

(a) first, to reimburse the Administrative Agent and the Lenders for out-of-pocket costs, expenses and disbursements, including reasonable attorneys' and paralegals' fees and legal expenses, incurred by the Administrative Agent or the Lenders in connection with realizing on the collateral or collection of any obligations of any of the obligors under any of the Credit Documents, including advances made by the Lenders or any one of them or the Administrative Agent for the reasonable maintenance, preservation, protection or enforcement of, or realization upon, the collateral, including advances for taxes, insurance, repairs and the like and reasonable expenses incurred to sell or otherwise realize on, or prepare for sale or other realization on, any of the collateral;

(b) second, to the repayment of all Obligations then due and unpaid of the Obligors to the Lenders incurred under this Agreement or any of the other Credit Documents or under a Lender-Provided Interest Rate Protection Agreement, whether of principal, interest, fees, expenses or otherwise, in such manner as the Administrative Agent may determine in its discretion; and

(c)      the balance, if any, as required by Law.

         10.01    Collateral Sharing.
                  ------------------

                  All Liens granted under the Pledge and Security Agreement, any Mortgage any other Security Document shall secure ratably and on a pari passu basis (i) the Obligations in favor of the Administrative Agent and the Lenders hereunder and (ii) the Obligations incurred by any of the Obligors in favor of any Lender or affiliate of a Lender which provides a Lender-Provided Interest Rate Protection Agreement (the "IRP Provider"). The Administrative Agent under the Security Documents shall be deemed to serve as the collateral agent (the "Collateral Agent") for the IRP Provider and the Lenders hereunder, provided that the Collateral Agent shall comply with the instructions and directions of the Administrative Agent (or the Lenders under this Agreement to the extent that this Agreement or any other Credit Document empowers the Lenders to direct the Administrative Agent), as to all matters relating to the collateral under the Security Documents, including the maintenance and disposition thereof. No IRP Provider (except in its capacity as a Lender hereunder) shall be entitled or have the power to direct or instruct the Collateral Agent on any such matters or to control or direct in any manner the maintenance or disposition of such collateral.

..2       Other Rights and Remedies.
----------------------------------

     In addition to all of the rights and remedies contained in this Agreement or in any of the other Credit Documents (including any Mortgage), the Administrative Agent shall have all of the rights and remedies of a secured party under the Uniform Commercial Code or other applicable Law, all of which rights and remedies shall be cumulative and non-exclusive, to the extent permitted by Law. The Administrative Agent may, and upon the request of the Required Lenders shall, exercise all post-default rights granted to the Administrative Agent and the Lenders under the Credit Documents or applicable Law.

..3       Notice of Sale.
-----------------------

                  Any notice required to be given by the Administrative Agent of a sale, lease, or other disposition of the collateral under the Security Documents or any other intended action by the Administrative Agent, if given to the Parent ten (10) days prior to such proposed action, shall constitute commercially reasonable and fair notice thereof to the Obligors.

Section 11.       The Administrative Agent.
------------------------------------------

..1 Appointment, Powers and Immunities. Each Lender hereby appoints and authorizes and each holder of any Note by the acceptance of a Note shall be deemed irrevocably to authorize the Administrative Agent to act as its agent hereunder and under the other Credit Documents and any other instruments and agreements referred to herein, and to execute and deliver or accept on behalf of each of the Lenders the other Credit Documents, and with such powers as are specifically delegated to the Administrative Agent by the terms of this Agreement and of the other Credit Documents, together with such other powers as are reasonably incidental thereto. PNC Bank agrees to act as the Administrative Agent on behalf of the Lenders to the extent provided in this Agreement. The Administrative Agent (which term as used in this sentence and in Section 11.05 and the first sentence of Section 11.06 hereof shall include reference to its affiliates and its own and its affiliates' officers, directors, employees and agents):

(a) shall have no duties or responsibilities except those expressly set forth in this Agreement and in the other Credit Documents, and shall not by reason of this Agreement or any other Credit Document be a trustee for any Lender;

(b) shall not be responsible to the Lenders for any recitals, statements, representations or warranties contained in this Agreement or in any other Credit Document, or in any certificate or other document referred to or provided for in, or received by any of them under, this Agreement or any other Credit Document, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement, any Note or any other Credit Document or any other document referred to or provided for herein or therein or for any failure by the Parent or any other Person to perform any of its obligations hereunder or thereunder;

(c) shall not, except to the extent expressly instructed by the Required Lenders with respect to collateral security under the Security Documents, be required to initiate or conduct any litigation or collection proceedings hereunder or under any other Credit Document; and

(d) shall not be responsible for any action taken or omitted to be taken by it hereunder or under any other Credit Document or under any other document or instrument referred to or provided for herein or therein or in connection herewith or therewith, except for its own gross negligence or willful misconduct;

(e) shall, in the absence of a request by the Required Lenders, have authority, in its sole discretion, to take or not to take any action, unless this Agreement specifically requires the consent of the Required Lenders or all Lenders, and any such action taken or failure to act pursuant to instructions or discretion shall be binding on the Lenders.

The Administrative Agent may employ agents and attorneys-in-fact (including without limitation paying for the advice or services of attorneys, accountants or other experts) concerning all matters pertaining to its duties hereunder and to rely upon any advice so obtained, and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it in good faith. The Administrative Agent may deem and treat the payee of a Note as the holder thereof for all purposes hereof unless and until a notice of the assignment or transfer thereof shall have been filed with the Administrative Agent, together with the consent of the Parent to such assignment or transfer (to the extent required by Section 12.06(b) hereof). Any request, authority or consent of any Person who at the time of making such request or giving such authority or consent is the holder of any Note shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note or Notes issued in exchange therefor. The duties of the Administrative Agent shall be mechanical and administrative in nature; the Administrative Agent shall not have by reason of this Agreement a fiduciary or trust relationship in respect of any Lender; and nothing in this Agreement, expressed or implied, is intended to or shall be so construed as to impose upon the Agent any obligations in respect of this Agreement except as expressly set forth herein. Without limiting the generality of the foregoing, the use of the term "agent" in this Agreement with reference to the Administrative Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable Law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties. Each Lender expressly acknowledges that the Administrative Agent has not made any representations or warranties to it and that no act by the Administrative Agent hereafter taken, including any review of the affairs of any of the Obligors or their Subsidiaries, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Lender.

..2 Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely upon any certification, notice or other communication (including, without limitation, any thereof by telephone, telecopy, telegram or cable) reasonably believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Administrative Agent. As to any matters not expressly provided for by this Agreement or any other Credit Document, the Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder or thereunder in accordance with instructions given by the Required Lenders or, if provided herein, in accordance with the instructions given by all of the Lenders as is required in such circumstance, and such instructions of such Lenders and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders.

..3 Defaults. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of a Default unless the Administrative Agent has received notice from a Lender or the Parent specifying such Default and stating that such notice is a "Notice of Default". In the event that the Administrative Agent receives such a notice of the occurrence of a Default, the Administrative Agent shall give prompt notice thereof to the Lenders. The Administrative Agent shall (subject to Section 11.07 hereof) take such action with respect to such Default as shall be directed by the Required Lenders, provided that, unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable in the best interest of the Lenders except to the extent that this Agreement expressly requires that such action be taken, or not be taken, only with the consent or upon the authorization of the Required Lenders or all of the Lenders.

..4 Rights as a Lender . With respect to its Commitments and the Loans made by it, PNC Bank (and any successor acting as Administrative Agent) in its capacity as a Lender hereunder shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not acting as the Administrative Agent, and the term "Lender" or "Lenders" shall, unless the context otherwise indicates, include the Administrative Agent in its individual capacity. PNC Bank (and any successor acting as Administrative Agent) and its affiliates may (without having to account therefor to any Lender) accept deposits from, lend money to, make investments in and generally engage in any kind of banking, trust or other business with the Obligors (and any of their Subsidiaries or Affiliates) as if it were not acting as the Administrative Agent, and PNC Bank (and any such successor) and its affiliates may accept fees and other consideration from the Obligors for services in connection with this Agreement or otherwise without having to account for the same to the Lenders.

..5 Indemnification. The Lenders agree to indemnify the Administrative Agent (to the extent not reimbursed under Section 12.03 hereof, but without limiting the obligations of the Parent and other Obligors under said Section 12.03) ratably in accordance with the aggregate principal amount of the Revolving Credit Loans and Reimbursement Obligations held by the Lenders (or, if no Loans or Reimbursement Obligations are at the time outstanding, ratably in accordance with their respective Revolving Credit Notes), for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever that may be imposed on, incurred by or asserted against the Administrative Agent (including by any Lender) arising out of or by reason of any investigation in or in any way relating to or arising out of this Agreement or any other Credit Document or any other documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby (including, without limitation, the costs and expenses that the Borrowers are obligated to pay under Section 12.03 hereof, but excluding, unless a Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or thereof or of any such other documents, provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

..6 Non-Reliance on Administrative Agent and Other Lenders. Each Lender agrees that it has, independently and without reliance on the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Parent and its Subsidiaries and made its own decision to enter into this Agreement and that it will, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement or under any other Credit Document. The Administrative Agent shall not be required to keep itself informed as to the performance or observance by any Obligor of this Agreement or any of the other Credit Documents or any other document referred to or provided for herein or therein or to inspect the Properties or books of the Parent or any of its Subsidiaries. Except for notices, reports and other documents and information expressly required to be furnished to the Lenders by the Administrative Agent hereunder or under the Security Documents, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the affairs, financial condition or business of the Parent or any of its Subsidiaries (or any of their affiliates) that may come into the possession of the Administrative Agent or any of its affiliates. .7 Failure to Act; Exculpatory Provisions; Limitation of Liability. Except for action expressly required of the Administrative Agent hereunder and under the other Credit Documents, the Administrative Agent shall in all cases be fully justified in failing or refusing to act hereunder and thereunder unless it shall receive further assurances to its satisfaction from the Lenders of their indemnification obligations under Section 11.05 hereof against any and all liability and expense that may be incurred by it by reason of taking or continuing to take any such action. Neither the Administrative Agent nor any of its directors, officers, employees, agents, attorneys or Affiliates shall (a) be liable to any Lender for any action taken or omitted to be taken by it or them hereunder, or in connection herewith including pursuant to any of the Credit Documents, unless caused by its or their own gross negligence or willful misconduct, (b) be responsible in any manner to any of the Lenders for the effectiveness, enforceability, genuineness, validity or the due execution of this Agreement or any other Credit Documents or for any recital, representation, warranty, document, certificate, report or statement herein or made or furnished under or in connection with this Agreement or any other Credit Documents, or (c) be under any obligation to any of the Lenders to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions hereof or thereof on the part of the Obligors, or the financial condition of the Obligors, or the existence or possible existence of any Default. No claim may be made by any of the Obligors, any Lender, the Administrative Agent or any of their respective Subsidiaries against the Administrative Agent, any Lender or any of their respective directors, officers, employees, agents, attorneys or affiliates, or any of them, for any special, indirect or consequential damages or, to the fullest extent permitted by Law, for any punitive damages in respect of any claim or cause of action (whether based on contract, tort, statutory liability, or any other ground) based on, arising out of or related to any Credit Document or the transactions contemplated hereby or any act, omission or event occurring in connection therewith, including the negotiation, documentation, administration or collection of the Loans, and each of the Obligors, (for itself and on behalf of each of its Subsidiaries), the Administrative Agent and each Lender hereby waives, releases and agrees never to sue upon any claim for any such damages, whether such claim now exists or hereafter arises and whether or not it is now known or suspected to exist in its favor. Each Lender agrees that, except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent hereunder or given to the Administrative Agent for the account of or with copies for the Lender, the Administrative Agent and each of its directors, officers, employees, agents, attorneys or affiliates shall not have any duty or responsibility to provide any Lender with an credit or other information concerning the business, operations, property, condition (financial or otherwise), prospects or creditworthiness of the Obligors which may come into the possession of the Administrative Agent or any of its directors, officers, employees, agents, attorneys or affiliates.

..8 Resignation or Removal of Administrative Agent. Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative Agent may resign at any time by giving notice thereof to the Lenders and the Parent and the Borrowers, and the Administrative Agent may be removed at any time with or without cause by the Required Lenders. Upon any such resignation or removal, the Required Lenders shall have the right to appoint a successor Administrative Agent. If no successor Administrative Agent shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent's giving of notice of resignation or the Required Lenders' removal of the retiring Administrative Agent, then the retiring Administrative Agent may, on behalf of the Lenders, appoint a successor Administrative Agent, that shall be a bank that has an office in New York, New York with a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After any retiring Administrative Agent's resignation or removal hereunder as Administrative Agent, the provisions of this Section 11 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent.

..9 Consents under Other Credit Documents. Except as otherwise provided in
Section 12.04 hereof with respect to this Agreement, the Administrative Agent may, with the prior consent of the Required Lenders (but not otherwise), consent to any modification, supplement or waiver under any of the Credit Documents, provided that, without the prior consent of each Lender, the Administrative Agent shall not (except as provided herein or in the Security Documents) release any collateral or otherwise terminate any Lien under any Security Document providing for collateral security, agree to additional obligations being secured by such collateral security (unless the Lien for such additional obligations shall be junior to the Lien in favor of the other obligations secured by such Security Document, in which event the Administrative Agent may consent to such junior Lien provided that it obtains the consent of the Required Lenders thereto), alter the relative priorities of the obligations entitled to the benefits of the Liens created under the Security Documents or release any guarantor under this Agreement or any Security Document from its guarantee obligations hereunder or thereunder, except that so long as no Event of Default exists no such consent shall be required, and the Administrative Agent is hereby authorized, to release any Lien covering Property (and to release any such guarantor) that is the subject of either a disposition of Property or other transaction permitted hereunder (including, without limitation, dispositions of Receivables and Related Assets pursuant to Permitted Receivables Financings) or a disposition to which the Required Lenders have consented.

..10 Collateral Sub-Agents. Each Lender by its execution and delivery of this Agreement agrees, as contemplated by Section 4.03 of the Pledge and Security Agreement, that, in the event it shall hold any Permitted Investments referred to therein, such Permitted Investments shall be held in the name and under the control of such Lender, and such Lender shall hold such Permitted Investments as a collateral sub-agent for the Administrative Agent thereunder. The Obligors by their execution and delivery of this Agreement hereby consent to the foregoing.

..11 Calculations. In the absence of gross negligence or willful misconduct, the Administrative Agent shall not be liable for any error in computing the amount payable to any Lender whether in respect of the Loans, fees or any other amounts due to the Lenders under this Agreement. In the event an error in computing any amount payable to any Lender is made, the Administrative Agent, the Borrowers and each affected Lender shall, forthwith upon discovery of such error, make such adjustments as shall be required to correct such error, and any compensation therefor will be calculated at the Federal Funds Rate.

..12 Beneficiaries . Except as expressly provided herein, the provisions of this
Section 11 are solely for the benefit of the Administrative Agent and the Lenders, and the Obligors shall not have any rights to rely on or enforce any of the provisions hereof. In performing its functions and duties under this Agreement, the Administrative Agent shall act solely as agent of the Lenders and does not assume and shall not be deemed to have assumed any obligation toward or relationship of agency or trust with or for any of the Obligors.

..13 Agent's Fee. The Borrowers shall, jointly and severally, pay to the Administrative Agent a nonrefundable fee (the "Agent's Fee") under the terms of an agreement (the "Agent's Letter") among the Borrowers and the Administrative Agent, as amended from time to time.

Section 12.       Miscellaneous.
-------------------------------

..1 Waiver. No failure on the part of the Administrative Agent or any Lender to exercise and no delay in exercising, and no course of dealing with respect to, any right, power or privilege under this Agreement or any Note shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege under this Agreement or any Note or any other Credit Document preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The remedies provided herein are cumulative and not exclusive of any remedies provided by Law.

..2       Notices.
----------------

                  Any notice, request, demand, direction or other communication (for purposes of this Section 12.02 only, a "Notice") to be given to or made upon any party hereto under any provision of this Agreement shall be given or made by telephone or in writing (which includes means of electronic transmission (i.e., "e-mail") or facsimile transmission or by setting forth such Notice on a site on the World Wide Web (a "Website Posting") if Notice of such Website Posting (including the information necessary to access such site) has previously been delivered to the applicable parties hereto by another means set forth in this Section 12.02) in accordance with this Section 12.02. Any such Notice must be delivered to the applicable parties hereto at the addresses and numbers as follows: (i) in the case of each of the Obligors, at the "Address for Notices" specified below the name of the Parent on the signature pages hereof; (ii) in the case of the Administrative Agent, at the "Address for Notices" specified below the name of the Administrative Agent on Schedule I hereto; and in the case of any Lender, at its address (or telecopy number) set forth on Schedule I hereto, or in accordance with any subsequent unrevoked Notice from any such party that is given in accordance with this Section 12.02. Each of the Obligors acknowledge and agree that notice given to the Parent under this Agreement and any of the other Credit Documents is valid, sufficient and binding notice to each of the Obligors. Any Notice shall be effective:

(a)      In the case of hand-delivery, when delivered;

(b) If given by mail, four days after such Notice is deposited with the United States Postal Service, with first-class postage prepaid, return receipt requested;

(c) In the case of a telephonic Notice, when a party is contacted by telephone, if delivery of such telephonic Notice is confirmed no later than the next Business Day by hand delivery, a facsimile or electronic transmission, a Website Posting or overnight courier delivery of a confirmatory notice (received at or before noon on such next Business Day);

(d) In the case of a facsimile transmission, when sent to the applicable party's facsimile machine's telephone number if the party sending such Notice receives confirmation of the delivery thereof from its own facsimile machine;

(e)      In the case of electronic transmission, when actually received;

(f) In the case of a Website Posting, upon delivery of a Notice of such posting (including the information necessary to access such web site) by another means set forth in this Section 12.02; and

     (g) If given by any other means (including by overnight courier), when actually received.

Any Lender giving a Notice to an Obligor shall concurrently send a copy thereof to the Administrative Agent, and the Administrative Agent shall promptly notify the other Lenders of its receipt of such Notice.

..3 Expenses, Etc. The Parent and the Borrowers agree jointly and severally to pay or reimburse each of the Lenders and the Administrative Agent for: (a) all reasonable out-of-pocket costs and expenses of the Administrative Agent (including, without limitation, the reasonable fees and expenses of legal counsel to the Administrative Agent (including allocated costs of staff counsel) in connection with (i) the negotiation, preparation, execution and delivery of this Agreement and the other Credit Documents and the extension of credit hereunder and (ii) the negotiation or preparation of any modification, supplement or waiver of any of the terms of this Agreement or any of the other Credit Documents (whether or not consummated); (b) all reasonable out-of-pocket costs and expenses of the Lenders and the Administrative Agent (including, without limitation, the reasonable fees and expenses of legal counsel (including allocated costs of staff counsel)) in connection with (i) any Default and any enforcement or collection proceedings resulting therefrom, including, without limitation, all manner of participation in or other involvement with (x) bankruptcy, insolvency, receivership, foreclosure, winding up or liquidation proceedings, (y) judicial or regulatory proceedings and (z) workout, restructuring or other negotiations or proceedings (whether or not the workout, restructuring or transaction contemplated thereby is consummated) and (ii) the enforcement of this Section 12.03; (c) all transfer, stamp, documentary or other similar taxes, assessments or charges levied by any governmental or revenue authority in respect of this Agreement or any of the other Credit Documents or any other document referred to herein or therein and all costs, expenses, taxes, assessments and other charges incurred in connection with any filing, registration, recording or perfection of any security interest contemplated by any Security Document or any other document referred to therein; and (d) all costs, expenses and other charges in respect of title insurance procured with respect to the Liens created pursuant to any Mortgages.

                  The Parent and the Borrowers hereby agree jointly and severally to indemnify the Administrative Agent and each Lender and their respective directors, officers, employees, attorneys and agents from, and hold each of them harmless against, any and all losses, liabilities, claims, damages or expenses incurred by any of them (including, without limitation, any and all losses, liabilities, claims, damages or expenses incurred by the Administrative Agent to any Lender, whether or not the Administrative Agent or any Lender is a party thereto) arising out of or by reason of any investigation or litigation or other proceedings (including any threatened investigation or litigation or other proceedings) relating to the extensions of credit hereunder or any actual or proposed use by any of the Obligors of any of their Subsidiaries of the proceeds of any of the extensions of credit hereunder, including, without limitation, the reasonable fees and disbursements of counsel incurred in connection with any such investigation or litigation or other proceedings (but excluding any such losses, liabilities, claims, damages or expenses incurred by reason of the gross negligence or willful misconduct of the Person to be indemnified or such Person's directors, officers, employees, attorneys or agents). Without limiting the generality of the foregoing, the Obligors jointly and severally will indemnify the Administrative Agent and each Lender from, and hold the Administrative Agent and each Lender harmless against, any losses, liabilities, claims, damages or expenses described in the preceding sentence (including any Lien filed against any Property covered by any Mortgages or any part of any Mortgage Estate thereunder in favor of any governmental entity, but excluding, as provided in the preceding sentence, any loss, liability, claim, damage or expense incurred by reason of the gross negligence or willful misconduct of the Person to be indemnified) arising under any Environmental Law as a result of the past, present or future operations of the Parent or any of its Subsidiaries (or any predecessor in interest to the Parent or any of its Subsidiaries), or the past, present or future condition of any site or facility owned, operated or leased at any time by the Parent or any of its Subsidiaries (or any such predecessor in interest), or any Release or threatened Release of any Hazardous Materials at or from any such site or facility, excluding any such Release or threatened Release that shall occur during any period when the Administrative Agent or any Lender shall be in possession of any such site or facility following the exercise by the Administrative Agent or any Lender of any of its rights and remedies hereunder or under any of the Security Documents, but including any such Release or threatened Release occurring during such period that is a continuation of conditions previously in existence, or of practices employed by the Parent and its Subsidiaries, at such site or facility.

..4 Amendments, Etc. Except as otherwise expressly provided in this Agreement (including without limitation, with respect to release by the Administrative Agent of collateral or Guarantors as permitted by Section 11.09), any provision of this Agreement may be modified or supplemented only after written notice to all Lenders and by an instrument in writing signed by the Parent, the Borrowers and the Required Lenders, or by the Parent, the Borrowers and the Administrative Agent acting with the consent of the Required Lenders, and any provision of this Agreement may be waived after written notice to all Lenders by the Required Lenders or by the Administrative Agent acting with the consent of the Required Lenders; provided that:

     (a) no modification, supplement or waiver shall, unless by an instrument signed by all of the Lenders or by the Administrative Agent acting with the consent of all of the Lenders: (i) increase or extend the term of any of the Commitments (other than an increase in Commitments pursuant to Section 2.04(c) hereof), or extend the time or waive any requirement for the scheduled reduction or termination of any of the Commitments, (ii) extend the date fixed for the scheduled payment of principal of or interest on any Loan, the Reimbursement Obligations or any fee hereunder, (iii) reduce the amount of any such payment of principal, (iv) reduce the rate at which interest is payable thereon or any fee is payable hereunder, (v) amend Section 4.02 [Pro Rata Treatment], Section 11.07 [Failure to Act, Exculpatory Provisions, Limitation of Liability], Section 4.07 [Sharing of Payments, Etc.] or this Section 12.04, alter any provisions regarding the pro rata treatment of Lenders , (vi) alter the terms of this
Section 12.04, (vii) modify the definition of the term "Required Lenders" or modify in any other manner the number or percentage of the Lenders required to make any determinations or waive any rights hereunder or to modify any provision hereof, (viii) release any Guarantor from any of its guarantee obligations under
Section 6 hereof except as permitted by Section 11.09, (ix) waive any of the conditions precedent set forth in Section 7.01 hereof, or (x) release any material collateral under the Security Documents;

     (b) any modification, supplement or waiver of Section 2.01(b) hereof shall require the consent of the Swingline Lender;

     (c) any modification or supplement of Section 11 hereof, or of any of the rights or duties of the Administrative Agent hereunder, shall require the consent of the Administrative Agent; and

     (d) any modification or supplement of Section 6 hereof shall require the consent of each Guarantor.

..5 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

..6       Assignments and Participations.
---------------------------------------

(a) No Obligor may assign any of its rights or obligations hereunder or under the Notes without the prior consent of all of the Lenders and the Administrative Agent.

(b) Each Lender may assign any of its Loans, its Notes, its Commitments, and, if such Lender is a Revolving Credit Lender, its Letter of Credit Interest (but only with the consent of the Administrative Agent, the Parent and (in the case of a Revolving Credit Commitment or a Letter of Credit Interest) the Issuing Bank, such consents not to be unreasonably withheld); provided that:

     (i) if an Event of Default exists no consent of the Parent shall be required in the case of any assignment;

(ii) no such consent by the Parent, the Administrative Agent or the Issuing Bank shall be required in the case of any assignment to another Lender or an affiliate of such Lender;

(iii) except to the extent the Parent and the Administrative Agent shall otherwise consent, any such partial assignment (other than to another Lender) shall be in an amount at least equal to $5,000,000; and

(iv) each such assignment by a Lender of its Loans, Note, Commitment or Letter of Credit Interest under the Revolving Credit Facility shall be made in such manner so that the same portion of its Loans, Note, Commitment and Letter of Credit Interest under the Revolving Credit Facility are assigned to the respective assignee.

Upon execution and delivery by the assignee to the Parent, the Administrative Agent and the Issuing Bank of an instrument in writing pursuant to which such assignee agrees to become a "Lender" hereunder (if not already a Lender) having the Commitment(s), Loans, and, if applicable, Letter of Credit Interest specified in such instrument, and upon consent thereto by the Parent, the Administrative Agent and the Issuing Bank to the extent required above, the assignee shall have, to the extent of such assignment (unless provided in such assignment with the consent of the Parent, the Administrative Agent and the Issuing Bank), the obligations, rights and benefits of a Lender hereunder holding the Commitment(s), Loans and, if applicable, Letter of Credit Interest (or portions thereof) assigned to it (in addition to the Commitment(s), Loans and Letter of Credit Interest, if any, theretofore held by such assignee) and the assigning Lender shall, to the extent of such assignment, be released from the Commitment(s) (or portion(s) thereof) so assigned. Upon each such assignment the assigning Lender shall pay the Administrative Agent an assignment fee of $3,500.

(c) A Lender may sell or agree to sell to one or more other Persons (each a "Participant") a participation in all or any part of any Loans or Letter of Credit Interest held by it, or in its Commitments, provided that such Participant shall not have any rights or obligations under this Agreement or any Note or any other Credit Document (the Participant's rights against such Lender in respect of such participation to be those set forth in the agreements executed by such Lender in favor of the Participant). All amounts payable by the Borrowers to any Lender under Section 5 hereof in respect of Loans, Letter of Credit Interest held by it, and its Commitments, shall be determined as if such Lender had not sold or agreed to sell any participations in such Loans, Letter of Credit Interest and Commitments, and as if such Lender were funding each of such Loan, Letter of Credit Interest and Commitments in the same way that it is funding the portion of such Loan, Letter of Credit Interest and Commitments in which no participations have been sold. In no event shall a Lender that sells a participation agree with the Participant to take or refrain from taking any action hereunder or under any other Credit Document except that such Lender may agree with the Participant that it will not, without the consent of the Participant, agree to (i) increase or extend the term of such Lender's related Commitment, (ii) extend the scheduled date fixed for the payment of principal of or interest on the related Loan or Loans, Reimbursement Obligations or any portion of any fee hereunder payable to the Participant, (iii) reduce the amount of any such payment of principal, (iv) reduce the rate at which interest is payable thereon, or any fee hereunder payable to the Participant, to a level below the rate at which the Participant is entitled to receive such interest or fee or (v) consent to any modification, supplement or waiver hereof or of any of the other Credit Documents to the extent that the same, under Section 11.09 or
12.04 hereof, requires the consent of each Lender.

(d) In addition to the assignments and participations permitted under the foregoing provisions of this Section 12.06, any Lender may (without notice to the Parent, the Administrative Agent, the Issuing Bank or any other Lender and without payment of any fee) assign and pledge all or any portion of its Loans and its Notes to any Federal Reserve Bank as collateral security pursuant to Regulation A and any Operating Circular issued by such Federal Reserve Bank, and such Loans and Notes shall be fully transferable as provided therein. No such assignment shall release the assigning Lender from its obligations hereunder.

(e) A Lender may furnish any information concerning the Parent or any of its Subsidiaries in the possession of such Lender from time to time to assignees and participants (including prospective assignees and participants), subject, however, to the provisions of Section 12.12(b) hereof.

(f) Anything in this Section 12.06 to the contrary notwithstanding, no Lender may assign or participate any interest in any Loan or Reimbursement Obligation held by it hereunder to the Parent or any of its Affiliates or Subsidiaries without the prior consent of each Lender.

..7 Survival. The obligations of the Obligors under Sections 5.01, 5.05, 5.06,
5.07 and 12.03 hereof, the obligations of each Guarantor under Section 6.03 hereof, and the obligations of the Lenders under Section 11.05 hereof, shall survive the repayment of the Loans and Reimbursement Obligations and the termination of the Commitments and, in the case of any Lender that may assign any interest in its Commitments, Loans or Letter of Credit Interest hereunder, shall survive the making of such assignment, notwithstanding that such assigning Lender may cease to be a "Lender" hereunder. In addition, each representation and warranty made, or deemed to be made by a notice of any extension of credit (whether by means of a Loan or a Letter of Credit), herein or pursuant hereto shall survive the making of such representation and warranty, and no Lender shall be deemed to have waived, by reason of making any extension of credit hereunder (whether by means of a Loan or a Letter of Credit), any Default that may arise by reason of such representation or warranty proving to have been false or misleading, notwithstanding that such Lender or the Administrative Agent may have had notice or knowledge or reason to believe that such representation or warranty was false or misleading at the time such extension of credit was made.

..8 Captions. The table of contents and captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Agreement.

..9 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

..10 Governing Law; Submission to Jurisdiction. Each Letter of Credit and Section
2.03 [Letters of Credit] shall be subject to the Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500, as the same may be revised or amended from time to time, and to the extent not inconsistent therewith, the internal Laws of the State of New York without regard to its conflict of laws principles and the remainder of this Agreement and the Notes shall be governed by, and construed in accordance with, the Law of the State of New York. Each Obligor hereby submits to the nonexclusive jurisdiction of the United States District Court for the Southern District of New York and of the Supreme Court of the State of New York sitting in New York County (including its Appellate Division), and of any other appellate court in the State of New York, for the purposes of all legal proceedings arising out of or relating to this Agreement or the transactions contemplated hereby. Each Obligor hereby irrevocably waives, to the fullest extent permitted by applicable Law, any objection that it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.

..11 Waiver of Jury Trial; Service of Process. EACH OF THE OBLIGORS, THE ADMINISTRATIVE AGENT AND THE LENDERS HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE NOTES OR THE TRANSACTIONS CONTEMPLATED HEREBY AND EACH OF THE OBLIGORS WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS BE MADE BY CERTIFIED OR REGISTERED MAIL DIRECTED TO THE PARENT AT THE ADDRESS PROVIDED FOR IN SECTION 12.02 AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED UPON ACTUAL RECEIPT THEREOF.

..12      Treatment of Certain Information; Confidentiality.
----------------------------------------------------------

(a) Each Obligor acknowledges that from time to time financial advisory, investment banking and other services may be offered or provided to the Parent or one or more of its Subsidiaries (in connection with this Agreement or otherwise) by any Lender or by one or more subsidiaries or affiliates of such Lender and each of the Obligors hereby authorizes each Lender to share any information delivered to such Lender by such Obligor and its Subsidiaries pursuant to this Agreement, or in connection with the decision of such Lender to enter into this Agreement, with any such subsidiary or affiliate, it being understood that any such subsidiary or affiliate receiving such information shall be bound by the provisions of paragraph (b) below as if it were a Lender hereunder. Such authorization shall survive the repayment of the Loans and Reimbursement Obligations and the termination of the Commitments.

(b) Each Lender and the Administrative Agent agrees (on behalf of itself and each of its affiliates, directors, officers, employees and representatives) to use reasonable precautions to keep confidential, in accordance with their customary procedures for handling confidential information of the same nature and in accordance with safe and sound banking practices, any non-public information supplied to it by any of the Obligors pursuant to this Agreement that is identified by such Person as being confidential at the time the same is delivered to the Lenders or the Administrative Agent, provided that nothing herein shall limit the disclosure of any such information (i) after such information shall have become public (other than through a violation of this Section 12.12), (ii) to the extent required by statute, rule, regulation or judicial process, (iii) to counsel for any of the Lenders or the Administrative Agent, (iv) to bank examiners (or any other regulatory authority having jurisdiction over any Lender or the Administrative Agent), or to auditors or accountants, (v) to the Administrative Agent or any other Lender, (vi) in connection with any litigation to which any one or more of the Lenders or the Administrative Agent is a party, or in connection with the enforcement of rights or remedies hereunder or under any other Credit Document, (vii) to a subsidiary or affiliate of such Lender as provided in paragraph (a) above or (viii) to any assignee or participant (or prospective assignee or participant) so long as such assignee or participant (or prospective assignee or participant) first executes and delivers to the respective Lender a confidentiality agreement containing provisions substantially the same as those in this Section 12.12 (or executes and delivers to such Lender an acknowledgement to the effect that it is bound by the provisions of this Section 12.12(b), which acknowledgement may be included as part of the respective assignment or participation agreement pursuant to which such assignee or participant acquires an interest in the Loans or Letter of Credit Interest hereunder); provided, further, that in no event shall any Lender or the Administrative Agent be obligated or required to return any materials furnished by any of the Obligors or any of their respective Subsidiaries. The obligations of each Lender under this Section 12.12 shall supersede and replace the obligations of such Lender under the confidentiality letter in respect of this financing signed and delivered by such Lender to the Company prior to the date hereof; in addition, the obligations of any assignee that has executed a confidentiality agreement as provided above shall be superseded by this Section 12.12 upon the date upon which such assignee becomes a Lender hereunder pursuant to Section 12.06(b) hereof.

..13 Administrative Agent's and Lender's Consent; Determinations . Whenever the Administrative Agent's or any Lender's consent is required to be obtained under this Agreement or any of the other Credit Documents as a condition to any action, inaction, condition or event, the Administrative Agent and each Lender shall be authorized to give or withhold such consent in its sole and absolute discretion and to condition its consent upon the giving of additional collateral, the payment of money or any other matter. References to "determination" of or by the Administrative Agent or the lenders shall be deemed to include good-faith estimates by the Administrative Agent or the Lenders (in the case of quantitative determinations) and good-faith beliefs by the Administrative Agent or the Lenders (in the case of qualitative determinations) and such determination shall be conclusive absent manifest error.

..14 Exceptions. The representations, warranties and covenants contained herein shall be independent of each other, and not exception to any representation, warranty or covenant shall be deemed to be an exception to any other representation, warranty or covenant contained herein unless expressly provided, nor shall any such exceptions be deemed to permit any action or omission that would be in contravention of applicable Law.

..15 Tax Withholding Clause. Each Lender or assignee or participant of a Lender that is not incorporated under the Laws of the United States of America or a state thereof (and, upon the written request of the Administrative Agent, each other Lender or assignee or participant of a Lender) agrees that it will deliver to each of the Parent and the Administrative Agent two (2) duly completed appropriate valid Withholding Certificates (as defined under ss. 1.1441-1(c)(16) of the Income Tax Regulations (the "Regulations")) certifying its status (i.e. U.S. or foreign person) and, if appropriate, making a claim of reduced, or exemption from, U.S. withholding tax on the basis of an income tax treaty or an exemption provided by the Internal Revenue Code. The term "Withholding Certificate" means a Form W-9; a Form W-8BEN; a Form W-8ECI; a Form W-8IMY and the related statements and certifications as required under ss. 1.1441-1(e)(2) and/or (3) of the Regulations; a statement described in ss. 1.871-14(c)(2)(v) of the Regulations; or any other certificates under the Internal Revenue Code or Regulations that certify or establish the status of a payee or beneficial owner as a U.S. or foreign person. Each Lender, assignee or participant required to deliver to the Parent and the Administrative Agent a Withholding Certificate pursuant to the preceding sentence shall deliver such valid Withholding Certificate as follows: (A) each Lender which is a party hereto on the Restatement Effective Date shall deliver such valid Withholding Certificate at least five (5) Business Days prior to the first date on which any interest or fees are payable any Borrower hereunder for the account of such Lender; (B) each assignee or participant shall deliver such valid Withholding Certificate at least five (5) Business Days before the effective date of such assignment or participation (unless the Administrative Agent in its sole discretion shall permit such assignee or participant to deliver such valid Withholding Certificate less than five (5) Business Days before such date in which case it shall be due on the date specified by the Administrative Agent). Each Lender, assignee or participant which so delivers a valid Withholding Certificate further undertakes to deliver to each of the Parent and the Administrative Agent two (2) additional copies of such Withholding Certificate (or a successor form) on or before the date that such Withholding Certificate expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent Withholding Certificate so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Parent or the Administrative Agent. Notwithstanding the submission of a Withholding Certificate claiming a reduced rate of or exemption from U.S. withholding tax, the Administrative Agent shall be entitled to withhold United States federal income taxes at the full 30% withholding rate if in its reasonable judgment it is required to do so under the due diligence requirements imposed upon a withholding agent under ss. 1.1441-7(b) of the Regulations. Further, the Administrative Agent is indemnified under ss. 1.1461-1(e) of the Regulations against any claims and demands of any Lender or assignee or participant of a Lender for the amount of any tax it deducts and withholds in accordance with regulations under ss. 1441 of the Internal Revenue Code.

..16 No Novation. The Existing Credit Agreement is hereby amended and restated as provided herein, and this Agreement is not intended to constitute, nor does it constitute, an interruption, suspension, satisfaction, discharge of prior duties, novation, or termination of the liens, security interests, indebtedness, loans, liabilities, expenses, or obligations under the Original Credit Agreement and the Existing Credit Agreement, the Original Collateral Documents or the collateral therefor except as expressly provided therein. Each Obligor and the Administrative Agent acknowledge and agree that the Original Collateral
Documents have continued to secure the indebtedness, loans, liabilities, expenses, guaranties and obligations under the Original Credit Agreement since the day of the execution of each of the Original Collateral Documents (as amended by the Existing Credit Agreement as it amends and restates the First Restated Credit Agreement, as it amends and restates the Original Credit Agreement); and that this Agreement is entitled to all rights and benefits originally pertaining to the Original Credit Agreement, as amended.

..17 Prior Understanding. This Agreement and the other Credit Documents supersede all prior understandings and agreements, whether written or oral, between the parties hereto and thereto relating to the transactions provided for herein, including any prior confidentiality agreements and commitments.


                                    [SIGNATURE PAGES FOLLOW]

     [SIGNATURE PAGE 1 OF 7 TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT]

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.

                                   THE PARENT

                   COMMONWEALTH INDUSTRIES, INC.



                   By
                        --------------------------------------------------
                        Name:
                        Title:

                    Address for Notices:

                        Commonwealth Industries, Inc.
                        500 West Jefferson Street, Suite 1900
                        Louisville, Kentucky  40202

                        Attention: President

                     with a copy to:

                        Sullivan & Cromwell
                        125 Broad Street
                        New York, New York  10004

                        Attention: Erik Lindauer, Esq.

     [SIGNATURE PAGE 2 OF 7 TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT]


                                  THE BORROWERS

                         COMMONWEALTH ALUMINUM CORPORATION



                         By
                         ---------------------------------------------------
                                      Name:
                                     Title:

                         ALFLEX CORPORATION


                         By
                         ---------------------------------------------------
                                      Name:
                                     Title:

                         COMMONWEALTH ALUMINUM CONCAST, INC.


                         By
                         ---------------------------------------------------
                                      Name:
                                     Title:




                          CA LEWISPORT, INC.


                          By
                          ---------------------------------------------------
                                      Name:
                                      Title

     [SIGNATURE PAGE 3 OF 7 TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT]

                          CI HOLDINGS, INC.



                          By
                          ---------------------------------------------------
                                      Name:
                                     Title:



                          COMMONWEALTH ALUMINUM LEWISPORT, LLC

                          By:      CA LEWISPORT, INC., its managing member



                          By
                          ---------------------------------------------------
                                      Name:
                                     Title:



                          COMMONWEALTH ALUMINUM METALS, LLC

                       By: COMMONWEALTH ALUMINUM LEWISPORT, LLC, its sole member

                       By:      CA LEWISPORT, INC., its managing member



                       By
                           ---------------------------------------------------
                                      Name:
                                     Title:

     [SIGNATURE PAGE 4 OF 7 TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT]

                           SUBSIDIARY GUARANTORS:
                           ---------------------



                          COMMONWEALTH ALUMINUM SALES CORPORATION



                          By
                          ---------------------------------------------------
                                      Name:
                                     Title:



                          ALFLEX E1 LLC

                          By:      ALFLEX CORPORATION, its sole member


                          By
                          ---------------------------------------------------
                                      Name:
                                     Title:


                          COMMONWEALTH ALUMINUM TUBE ENTERPRISES, LLC

                  By:      COMMONWEALTH ALUMINUM CONCAST, INC., its sole member


                           By
                           ---------------------------------------------------
                                      Name:
                                     Title:

     [SIGNATURE PAGE 5 OF 7 TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT]



                                     LENDERS

                            PNC BANK, NATIONAL ASSOCIATION



                            By
                            ---------------------------------------------------
                                   Title:

     [SIGNATURE PAGE 6 OF 7 TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT]





                            U.S. BANK NATIONAL ASSOCIATION



                            By
                            ---------------------------------------------------
                                   Title:

     [SIGNATURE PAGE 7 OF 7 TO THIRD AMENDED AND RESTATED CREDIT AGREEMENT]


                             THE ADMINISTRATIVE AGENT

                             PNC BANK, NATIONAL ASSOCIATION,
                             as Administrative Agent



                             By
                           ---------------------------------------------------
                                      Name:
                                     Title:

                             Address for Notices:

                             PNC Bank, National
                             249 Fifth Avenue
                             Pittsburgh, Pennsylvania

                             Attention:  Richard Munsick
                             Telephone: 412-762-4299
                             Telecopy: 412-705-3232

                               Credit Agreement
                                   Schedule I

Lenders and Commitments; Addresses for Notices of Lender and Administrative
 Agent
--------------------------------------------------------------------------------

                                      Revolving Credit               Swingline
Lender                                      Commitment               Commitment



PNC BANK, NATIONAL ASSOCIATION          $12,500,000                $  7,500,000

U.S. BANK, NATIONAL ASSOCIATION        $  7,500,000                        $  0









Administrative Agent:
--------------------

PNC Bank, National Association
Agency Services
One PNC Plaza, 22nd Floor
Pittsburgh, PA  15222-2707
Attention:  Lisa Pierce
Telephone:  412-762-6442
Telecopy:  412-762-8672

                                Credit Agreement
                                   Schedule II
                                   Litigation


None.

                                Credit Agreement
                                  Schedule III

                                    Conflicts


None.

                                Credit Agreement
                                   Schedule IV

                          Material Agreements and Liens

Part A - Material Agreements

1. Restated Certificate of Incorporation, effective April 18, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

2. By-laws, dated April 17, 1997 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
1999).

3. Stockholder Protection Rights Agreement, dated as of March 6, 1996, including forms of Rights Certificate, Election to Exercise and Certificate of Designation and Terms of Participating Preferred Stock of the Company (incorporated by reference to Exhibits (1), (2) and (3) to the Company's Registration Statement No. 0-25642 on Form 8-A).

4. Executive Incentive Compensation Plan, as amended December 4, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

5.  Long-term  Executive  Incentive   Compensation  Plan  (incorporated  by
reference to Exhibit 10.2 to the Company's Registration Statement No. 33-87294 on Form S-1).

6. 1999 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
1999).

7. Salaried  Employees  Pension Plan  (incorporated by reference to Exhibit
10.4 to the Company's Registration Statement No. 33-87294 on Form S-1).

8. Salaried Employees Performance Sharing Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement No. 33-87294 on Form S-1).

9. 1995 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10. 1997 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

11. Amendment, dated December 18, 2000, to 1997 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit
     10.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

12. Form of Severance Agreements between the Company and Mark V. Kaminski, Donald L. Marsh, Jr. and John J. Wasz (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31,
1995).

13. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
     1996).

14. Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
1997).

15. First Amendment, dated May 12, 1998, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

16. Second Amendment, dated September 25, 2000, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
     2000).

17. Third Amendment, dated September 24, 2001, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
     2001).

18. Supply Agreement by and among Commonwealth Aluminum Corporation, IMCO Recycling of Ohio Inc. and IMCO Recycling Inc., effective as of April 1, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

19. Indenture dated as of September 20, 1996 between the Company, the Subsidiary Guarantors named therein and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 333-13661 on Form S-4).

20. First Supplemental Indenture, dated as of November 12, 1996, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
     1996).

21. Second Supplemental Indenture, dated as of October 16, 1998, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31,
     1998).

22. Third Supplemental Indenture, dated as of December 31, 1999, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit
     10.15.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

23. Fourth Supplemental Indenture, dated as of December 31, 2000, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit
     10.15.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

24. Letter of Credit issued on September 26, 2001 by Bank One in favor of City of Rocky Mount, NC in the amount of $43,000.00 for purposes of securing utility expenses at the Company's Rocky Mount, North Carolina facility.

Part B - Liens

Aggregate amount of Indebtedness: Under leases of equipment (regardless of whether or not secured by liens) $7,300,000.


Alflex Corporation                     Market Street Funding Corporation         Accounts sold to Market Street Funding
                                       (Assignee Of Commonwealth Financing       Corporation, instruments, general
                                       Corp.)                                    intangibles and all receivables and related

                                                                                 security
                                                                                 related
                                                                                 to
                                                                                 such
                                                                                 accounts
                                                                                 as
                                                                                 well
                                                                                 as
                                                                                 inventory
                                                                                 returned
                                                                                 by
                                                                                 account
                                                                                 debtors
                                                                                 whose
                                                                                 accounts
                                                                                 have
                                                                                 been
                                                                                 sold
                                                                                 to
                                                                                 Market
                                                                                 Street
                                                                                 Funding
                                                                                 Corporation.

                                       Hyster Credit Company                     Specific Equipment Described Therein

                                       Toyota Motor Credit Corp.                 Specific Equipment Described Therein (Filing
                                                                                 Is For Informational Purposes Only)

                                       Tennant Financial Services                Leased Equipment Described Therein


Commonwealth Aluminum Concast, Inc.    Market Street Funding Corporation         Accounts sold to Market Street Funding
                                       (Assignee Of Commonwealth Financing       Corporation, instruments, general
                                       Corp.)                                    intangibles and all receivables and related

                                                                                 security
                                                                                 related
                                                                                 to
                                                                                 such
                                                                                 accounts
                                                                                 as
                                                                                 well
                                                                                 as
                                                                                 inventory
                                                                                 returned
                                                                                 by
                                                                                 account
                                                                                 debtors
                                                                                 whose
                                                                                 accounts
                                                                                 have
                                                                                 been
                                                                                 sold
                                                                                 to
                                                                                 Market
                                                                                 Street
                                                                                 Funding
                                                                                 Corporation.

                                       Associates Leasing, Inc.                  Specific Equipment Described Therein &
                                                                                 Proceeds Of The Foregoing (Including
                                                                                 Insurance, General Intangibles And Accounts
                                                                                 Proceeds)

                                       Johnson Lift/Hyster                       Specific Equipment Described Therein Which
                                                                                 Is Security For Only Open Parts, Service,
                                                                                 Rental And Lease Invoices

                                       Nmhg Financial Services, Inc.             All Of The Equipment Now Or Hereafter Leased
                                                                                 By Lessor To Lessee [Terms Not Defined]

                                       Green Tree Vendor Services Group          Specific Equipment Described Therein

                                       Va & F Financial, Inc.                    Specific Equipment Described Therein

                                       Comdoc                                    Specific Equipment Described Therein

                                       Treated Water Outsourcing, A Nalco/U.S.   Water Treatment Equipment Described In Water
                                       Filter Joint Venture                      Treatment Outsourcing Agreement Dated 8/5/97

                                       Norwest Financial Leasing, Inc.           Specific Equipment Described Therein


Commonwealth Aluminum Tube             Banc One Leasing Corporation              Leased Equipment Described Therein
Enterprises, LLC

                                       Carolinas Recycling Group, Llc            Specific Equipment Described Therein; Debtor
                                                                                 Has No Ownership Interest In Said Equipment
                                                                                 Pursuant To A Purchase-Service Agreement
                                                                                 Between Debtor And Secured Party

                                       Hudson United Bank
Commonwealth Industries, Inc.          (Assignee Of Lyon Credit Corporation      Leased Equipment Described Therein
                                       Which Was Assignee Of Vacom Ii Llc)

                                Credit Agreement
                                   Schedule V
                          Certain Environmental Matters


1. The Company is exposed to potential liability where releases of hazardous materials may have occurred at an aluminum smelter formerly owned and operated by the Company, near Goldendale, Washington; specifically each of the areas identified in the November 3, 1993 settlement agreement between the Company, Marten Marietta (now Lockheed Martin Corporation), and Columbia Aluminum Corporation (now Goldendale Aluminum Corporation) (including areas specifically excluded from that agreement and the January 25, 1995 Updated Site Assessment Report on the Columbia Aluminum Smelter prepared by EMCON.

2. The Company is exposed to potential liability with respect to the following areas at its rolling mill facility located in Lewisport, Kentucky ("Lewisport") where releases of hazardous materials, including PCB's may have occurred; the old 7 acre construction and demolition landfill located east side of the rolling mill; the 2 acre ball diamond disposal area, located in the southwest corner of the intersection of Commonwealth Aluminum Road and Lee Henderson Road; the spoils pile area, approximately one acre in size, located on the fare east side of the Lewisport plant; the area under and adjacent to the Hot Mill; and the area under and adjacent to the 588 and 589 Cold Mills. The Company believes that the contamination is covered by the Lockheed Martin indemnification on all areas except the area under and adjacent to the Hot Mill (covered under the November 3, 1993 settlement agreement between the Company, Marten Marietta (now Lockheed Martin Corporation), and Columbia Aluminum Corporation (now Goldendale Aluminum Corporation), which Lockheed Martin disputes.

3. The Company is exposed to potential liability with respect to allegations by the Kentucky Department for Environmental Protection that a permit is needed for the C&D Landfill. The Kentucky department for Environmental Protection has not raised or pressed this allegation since 1997.

4. The Company (Commonwealth Aluminum, Alflex, Barmet, and /or CasTech) is named as a Potential Responsible Party at eight federal superfund sites. At two sites for past waste disposal activities associated with closed recycling facilities, the remaining six sites the Company is a minor contributor and has satisfied its obligation at four of the sites and expects to resolve its liability at the remaining sites for a nominal amount.

5. The environmental disclosure contained in the most recent 10 K is incorporated herein by reference.

                                Credit Agreement
                                   Schedule VI
                        Capitalization and Equity Rights

Part A - Capital Stock

Commonwealth Industries, Inc.
         Authorized Common stock: 50,000,000 shares, par value $.01 per share Preferred stock: 1,000,000 shares, par value $.01 per share.

Issued and outstanding shares on March 20, 2002:  15,984,490 shares.
                                                  ------------------

For all other Obligors, see complete list of Subsidiaries at Schedule VII.

Part B - Equity Rights

1. Stockholder Protection Rights Agreement, dated as of March 6, 1996 by and between Commonwealth Aluminum corporation and National City Bank as rights agent.

2. Commonwealth Aluminum Deferred Compensation Plan, effective as of February 1, 1996.

3. Commonwealth Aluminum Performance Sharing Plan for Salaried Employees, dated December 29, 1997.

4. Commonwealth Aluminum Corporation Performance Sharing Plan for Hourly Employees, dated December 29, 1994

                                Credit Agreement
                                  Schedule VII
                          Subsidiaries and Investments

Part A - subsidiaries

------------------------------- --------------- -------------------------- --------------------------- --------------
                                                                           Authorized, Issued and
                                                Entity holding             Outstanding  Stock/ Nature
                                                Ownership                  of owner-ship               % of
Entity                          Jurisdiction                                                           ownership
------------------------------- --------------- -------------------------- --------------------------- --------------
------------------------------- --------------- -------------------------- --------------------------- --------------
CI Holdings, Inc.               Delaware        Commonwealth  Industries,  1,000   shares  of  common  100%
                                                Inc.                       stock $.01 par value
------------------------------- --------------- -------------------------- --------------------------- --------------
------------------------------- --------------- -------------------------- --------------------------- --------------
Commonwealth Aluminum           Delaware        Commonwealth     Aluminum  1,000   shares  of  common  100%
Corporation                                     Concast, Inc.              stock $.01 par value
------------------------------- --------------- -------------------------- --------------------------- --------------
------------------------------- --------------- -------------------------- --------------------------- --------------
Alflex Corporation              Delaware        CI Holdings, Inc.          1,000   shares  of  common  100%
                                                                           stock $.01 par value
------------------------------- --------------- -------------------------- --------------------------- --------------
------------------------------- --------------- -------------------------- --------------------------- --------------
CA Lewisport, Inc.              Delaware        Commonwealth  Industries,  1,000   shares  of  common  100%
                                                Inc.                       stock $.01 par value
------------------------------- --------------- -------------------------- --------------------------- --------------
------------------------------- --------------- -------------------------- --------------------------- --------------
Commonwealth Aluminum           Delaware        CA Lewisport, Inc.         Shared     ownership    of  78.41%
Lewisport, LLC                                  Commonwealth     Aluminum  member units
                                                Corporation                                            21.59%
------------------------------- --------------- -------------------------- --------------------------- --------------
------------------------------- --------------- -------------------------- --------------------------- --------------
Commonwealth Aluminum           Delaware        Commonwealth     Aluminum  Owner of all member units   100%
Metals, LLC                                     Lewisport, LLC
------------------------------- --------------- -------------------------- --------------------------- --------------
------------------------------- --------------- -------------------------- --------------------------- --------------
Commonwealth Aluminum           Ohio            CI Holdings, Inc.          1,000   shares  of  common  100%
Concast, Inc.                                                              stock $.01 par value
------------------------------- --------------- -------------------------- --------------------------- --------------
------------------------------- --------------- -------------------------- --------------------------- --------------
Commonwealth Aluminum           Delaware        CA Lewisport, Inc.         1,000   shares  of  common  100%
Sales Corporation                                                          stock $.01 par value
------------------------------- --------------- -------------------------- --------------------------- --------------
------------------------------- --------------- -------------------------- --------------------------- --------------
Alflex E1 LLC                   Delaware        Alflex Corporation         Owner of all member units   100%
------------------------------- --------------- -------------------------- --------------------------- --------------
------------------------------- --------------- -------------------------- --------------------------- --------------
Commonwealth Aluminum           Delaware        Commonwealth     Aluminum  Owner of all member units   100%
Tube Enterprises, LLC                           Concast, Inc.
------------------------------- --------------- -------------------------- --------------------------- --------------

Part B - Investments

See attached Marked to Market Report; Obligor owning investments identified is Commonwealth Aluminum Metals, LLC.

                                Credit Agreement
                                  Schedule VIII
                                  Real Property

----------------------------------------------------------------------------------------------------------------------
      Location             Obligor              Lessor/Owner                Address         City, State, Zip Owned/Leased/Rental
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Alflex Warehouse     Alflex Corporation  John B. F. Bacon Jr.,       20250 South Alameda    Rancho           Leased
                                         Article Third Trust B       Street                 Dominguez, CA
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Alflex               Alflex Corporation  Cypress Land Company        2630 El Presidio       Long Beach, CA   Leased
                                                                     Street                 90810
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Bedford              Commonwealth        Krick Road Realty, LLC, an  7120 Krick Road        Bedford, Ohio    Leased
                     Aluminum Concast,   Ohio LLC
                     Inc.
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Carson               Commonwealth        Commonwealth Aluminum       2211 E. Carson Street  Carson, CA       Owned
                     Aluminum Concast,   Concast, Inc. f/k/a Barmet
                     Inc.                Aluminum
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Carson Warehouse     Commonwealth        Commonwealth Aluminum       2303 E. Carson Street  Carson, CA       Owned/Rental
                     Aluminum Concast,   Concast, Inc. f/k/a Barmet
                     Inc.                Aluminum
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Corporate Office     Commonwealth        PNC Bank bought from        500 W. Jefferson       Louisville, KY   Leased/Sublease
                     Industries, Inc.    Winmar Company, Inc. 2/1/00 Street                 40202
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Fort Hartford Mine   Commonwealth        Commonwealth Aluminum       1881 Underwood Road    Olaton, KY 42361 Owned
Site                 Aluminum Concast,   Concast, Inc. f/k/a Barmet
                     Inc.                Aluminum
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Hawesville Gas Field Commonwealth        Commonwealth Aluminum                                               Owned
                     Aluminum            Lewisport, LLC
                     Lewisport, LLC
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Lewisport Rolling    Commonwealth        Commonwealth Aluminum       1372 State Road 1957   Lewisport, KY    Owned
Mill                 Aluminum            Lewisport, LLC                                     42351
                     Lewisport, LLC
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Livia Rolling Mill   Commonwealth        Commonwealth Aluminum       U.S. Highway 431       Livia, Kentucky  Owned
                     Aluminum Concast,   Concast, Inc. f/k/a Barmet
                     Inc.                Aluminum
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Louisville           CA Lewisport, Inc.  Kinetic Properties, Inc.    600 Distillery         Louisville,      Leased
Distillery Commons                                                   Commons, Suite 250     Kentucky 40206
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Newport Rolling Mill Commonwealth        Commonwealth Aluminum       7319 Newport Road, SE  Uhrichsville,    Owned
                     Aluminum Concast,   Concast, Inc. f/k/a Barmet                         OH  44683
                     Inc.                Aluminum
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Rockport             Commonwealth        Commonwealth Aluminum       County Road 50 West    Rockport,        Owned
                     Aluminum Concast,   Concast, Inc. f/k/a Barmet                         Indiana
                     Inc.                Aluminum
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Rocky Mount          Alflex Corporation  Alflex Corporation          6900 Corporation       Battleboro, NC   Owned
                                                                     Parkway                27809
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Torrance             Commonwealth        Cypress Land Company        2303 Jefferson Street  Torrance, CA     Leased
                     Aluminum Concast,                                                      90501
                     Inc.
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Tube Enterprises     Commonwealth        Kings Mountain Associates,  133 Industrial Drive   Kings Mountain,  Leased
                     Aluminum Tube       a South Carolina LLC                               NC 28086
                     Enterprises LLC
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Tube Enterprises 2   Commonwealth        Millennium Industries, Inc. Highway 50 East        Pelham, TN       Leased
                     Aluminum Tube
                     Enterprises LLC
----------------------------------------------------------------------------------------------------------------------

                                Credit Agreement
                                   Schedule IX
                                    Insurance

See attached.
                                Credit Agreement
                                 EXHIBIT 1.01(B)

                           BORROWING BASE CERTIFICATE

                                      DATE:

In accordance with the terms of Third Amended and Restated Credit Agreement dated as of March 21, 2002 (the "Credit Agreement"), among COMMONWEALTH INDUSTRIES, INC. (the "Parent"), CI HOLDINGS, INC., COMMONWEALTH ALUMINUM CORPORATION, CA LEWISPORT, INC., COMONWEALTH ALUMINUM LEWISPORT, LLC, ALFLEX CORPORATION, COMMONWEALTH ALUMINUM METALS, LLC, AND COMMONWEALTH ALUMINUM CONCAST, INC. (collectively the "Borrowers"), the Subsidiary Guarantors party thereto (the Parent, the Borrowers and the Subsidiary Guarantors are collectively called the "Obligors"), PNC Bank, National Association, Administrative Agent (the "Administrative Agent"), and various banks party thereto (the "Lenders"), the Borrowers hereby makes the following certification:

                                    Inventory


                                                                                  Inventory of
                                                                                  all Borrowers    Work in Process
                                                                                  (excluding       Inventory of New
                                                                                   work in         Alflex
                                                                                   New Alflex)     ---------------
                                                                                  ------------
Inventory of the Borrowers as of the date of this Certificate. Applicable
Inventory means all of the "inventory" (as such term is defined in the Credit
Agreement) of the applicable Borrower(s), including, but not limited to, all merchandise, raw materials, parts, supplies, work-in-process and finished goods intended for sale.



                                                                                  1.A$             1.B$
                                                                                      -------------    ------------
Less Inventory which is not Qualified Inventory (without duplication of
deductions)                                                                       2.A $            2.B $
                                                                                       ------------   -------------


                                                                                    Unqualified Inventory
                                                                                    of all Borrowers        Unqualified Work
                                                                                   (excluding Work in      In Process of New
                                                                                    Process of New Alflex)  Alflex
                                                                                    ----------------------  -----------------
     (a)   Inventory which is not subject to a valid, first priority perfected
           Lien in favor of the Administrative Agent for the benefit of the
           Lenders, or is not free and clear of any prior Lien except for the
           Lien in favor of the Administrative Agent;                               --------------------     ----------------

     (b)   Inventory which is not located at, or in transit to, any of the locations identified as locations of Inventory pursuant to Annex 6 to
           the Pledge and Security Agreement;                                       --------------------     ----------------

     (c)   Inventory which is obsolete or is not of good and
           merchantable quality;                                                    --------------------     ----------------

     (d)   Inventory which does not meet all material standards
           imposed by any official having regulatory authority
           over such item of Inventory, its use or its sale;                        --------------------     ----------------

     (e)   Inventory which was in any material respect produced
           in violation of the Fair Labor Standards Act and
           subject to the so-called "hot goods" provision
           contained in Title 29 U.S.C.ss.2159(a)(1);                               --------------------     ----------------

     (f)   Inventory which is located at leased locations or in the possession or control of a bailee, warehouseman, processor or other Person
           (other than the Obligors) for which the Administrative Agent has not received an executed lien waivers in form and content satisfactory to
           the Administrative Agent; and                                            --------------------      ---------------


     (g)   Inventory which was acquired on consignment or which
           has been consigned to a third party.                                     --------------------      ---------------

Total Qualified Inventory (Inventory less Inventory which is not
Qualified Inventory)                                                             3.A $                   3.B $
                                                                                     -------------           -----------
                                                                                      3.A x .60              3.B x .40
                                                                                 4.A $                   4.B $
                                                                                     -------------           -----------

     Sum of 4.A and 4.B equals Borrowing Base                                                            5. $-----------


Summary

Borrowing Base                                                                          6. $--------------

Maximum Amount of Revolving Facility                                                    7. $--------------

Lesser of lines 6 and 7                                                                 8. $--------------

Revolving Credit Loans Outstanding                                                      9. $--------------

Letter of Credit Liabilities                                                            10. $-------------

Sum of lines 9 and 10                                                                   11. $-------------

Excess (deficiency) (line 8 minus line 11)                                              12. $-------------


CERTIFIED BY:
             -------------------------------------------------

TITLE:
      --------------------------------------------------------

A summary listing of Inventory, listed by the Borrowers, is attached hereto and this inventory is pledged as collateral by the owner thereof in favor of the Administrative Agent for the benefit of the Lenders. Defined terms as used herein shall have the meanings given to such terms in the Credit Agreement.

                                   Schedule A

                                Credit Agreement
                                 EXHIBIT 1.01(C)


                                     FORM OF
                             COMPLIANCE CERTIFICATE


                           ____________________, 20__


PNC Bank, National Association
249 Fifth Avenue
Pittsburgh, PA  15222-2707


Ladies and Gentlemen:

         I refer to the Third Amended and Restated Credit Agreement dated as of _____________, 2002 (the "Credit Agreement") among COMMONWEALTH INDUSTRIES, INC. (the "Parent"); CI HOLDINGS, INC.; COMMONWEALTH ALUMINUM CORPORATION; ALFLEX CORPORATION; CA LEWISPORT INC.; COMMONWEALTH ALUMINUM LEWISPORT, LLC; COMMONWEALTH ALUMINUM METALS, LLC; COMMONWEALTH ALUMINUM CONCAST, INC. (each a "Borrower" and collectively the "Borrowers"), the Subsidiary Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association as Administrative Agent for the Lenders (the "Administrative Agent"). Unless otherwise defined herein, terms defined in the Credit Agreement are used herein with the same meanings.

         I, ______________________, [Treasurer/Chief Financial
Officer/Controller] of the Parent, do hereby certify on behalf of the Borrowers as of the [quarter/year ended _________________, 20___] (the "Report Date"), as follows:

(1) Capital Expenditures (Section 9.11). The aggregate amount of payments made by the Parent or its Subsidiaries on account of the acquisition, construction or lease of any assets, which if purchased would constitute fixed assets, plant and equipment or which if leased would constitute a capital lease, does not exceed the amount noted in Item
         (C) below.
            (A) The aggregate amount of capital expenditures and capital leases for the Borrower and its Subsidiaries for the fiscal quarter ending as of the Report Date equals $__________.
                     (i)  Capital Expenditures for fixed assets    $__________

                    (ii)  Capital Lease Obligations                $__________

                   (iii)  Sum of Item (i) and (ii)                 $__________

            (B) The aggregate amount of capitalized expenditures and capitalized leases for the current fiscal year to date equals $___________________, calculated as follows:
                     (i) Amount entered in Item (B)(iii) in the immediately preceding Quarterly Compliance Certificate submitted
                          during this fiscal year                  $__________

                    (ii)  Amount entered in Item (A)(iii) above    $__________

                   (iii)  Sum of Item (i) and (ii)                 $__________

            (C) Item (B)(iii) is less than $25,000,000.

(2) Maximum Leverage Ratio (Section 9.10(a)). The ratio of (A) Total Indebtedness of the Parent and its Subsidiaries to (B) EBITDA of the Parent and its Subsidiaries (each determined on a consolidated basis without duplication in accordance with GAAP) is _____ to 1.0 for the four quarters ending as of the Report Date, which does not exceed the permitted ratio of ___ to 1.0 for the relevant period. [Insert applicable maximum from Table I below.]

                                     Table I

                   -------------------------------------------------------------------------------
                   --------------------------------------------------------- ---------------------
                                                                               Maximum Leverage
                                                                                    Ratio
                                  For Fiscal Quarters Ended
                   --------------------------------------------------------- ---------------------
                   Restatement Effective Date to and including March 31,         4.50 to 1.00
                   2002
                   April 1, 2002 to and including September 30, 2002             4.25 to 1.00
                   October 1, 2002 to and including December 31, 2002            4.00 to 1.00
                   January 1, 2003 to and including December 31, 2003            3.75 to 1.00
                   January 1, 2004 and thereafter                                3.25 to 1.00
                   --------------------------------------------------------- ---------------------

            (A) Total Indebtedness and contingent liabilities (for the Parent and its Subsidiaries), determined and consolidated in accordance with GAAP and without duplication, equals:

                     (i)  obligations created, issued or incurred for
                          borrowed money                                                                  $__________

                    (ii)  obligations to pay the deferred purchase or acquisition price of
                          Property or services                                                            $__________

                   (iii)  indebtedness of others secured by a lien on
                          Property of the Parent or any of its Subsidiaries                               $__________

                    (iv)  reimbursement obligations
                           under any letter of credit or similar instruments                              $__________

                     (v)  Capitalized Lease Obligations                                                   $__________

                    (vi)  contingent liabilities related to guaranties                                    $__________

                   (vii)  other Indebtedness for borrowed money not included in Items (i)
                          through (vi)                                                                    $__________

                  (viii)  Sum of Items (i) through (vii) equals the numerator of the Leverage
                          Ratio -- Total Indebtedness                                                     $__________

            (B)  The denominator of the Leverage Ratio, EBITDA, for the Parent and its Subsidiaries for four quarters ending as of the Report
                 Date, determined and consolidated according to GAAP, is
                 computed as follows:
                                                                                                          $----------
                     (i)  net income                                                                      $__________

                    (ii)  Depreciation                                                                    $__________

                   (iii)  Amortization                                                                    $__________

                    (iv)  extraordinary losses                                                            $__________

                     (v)  Total Interest Expense                                                          $__________

                    (vi)  income tax expense                                                              $__________

                   (vii)  nonrecurring losses recognized during the fiscal quarter ended
                          December 31, 2001 related to asset impairment, goodwill reduction,              $__________
                          termination of Parent's executive incentive plan and provisions for uncollectable accounts1
                  (viii)  the amount deducted on account of the impairment of goodwill in
                          calculating net income2                                                         $__________

                    (ix)  Sum of items (i) through (viii)                                                 $__________

                     (x)  Extraordinary gains                                                             $__________

                    (xi)  Item (ix) less Item (x) equals EBITDA                                           $__________

(3)      Applicable Margins  (Section 1.01 - Definition of "Applicable Margin";
         Section 3.02).

            (A) Based on the Leverage Ratio of _______ to 1.0, calculated in Item (2) above for the four fiscal quarters ending as of the Report Date, the [new] Applicable Margins are as follows:
                 [insert applicable percentage from Table II below]:

                                        Applicable Margin          Percentage

                 Base Rate                                            ____%
                 Euro Dollar Loans                                    ____%



                                    TABLE II

               -----------------------------------------------------------------------------------------
               ------------------------------------------------------------------------------------------
                 Applicable          Leverage Ratio on the        Applicable Margin   Applicable Margin
                                                                                       for Eurodollar
                Pricing Level             Report Date                 for Loans             Loans
               ------------------------------------------------------------------------------------------

                      1               Less than 2.5 to 1.0               .25%               1.75%

                      2         Greater than or equal to 2.5 to
                                  1.0 but less than 3.0 to 1.0           .50%               2.00%

                      3             Greater than or equal to
                                           3.0 to 1.0                    .75%               2.25%
                --------------- --------------------------------- ------------------- -------------------

            (B)  The Applicable Margins shown in item (A) above are: [check box (i) or (ii)]

                     (i)  |_|      the same as those in effect prior to the Report Date

                    (ii)  |_|      an increase or decrease in one or more of the rates in effect prior to the Report
                                   Date

            (C)  The effective date of the new rates is ______________. _____.
                 [If box (B)(ii) is checked, insert date which is the first
                 Business Day of the calendar month following the due date of this Compliance Certificate.

(4)      Minimum Fixed Charges Ratio (Section 9.10(c)).

         The ratio of (A) EBITDA to (B) the sum of Total Interest Expense, taxes actually paid, Maintenance Capital Expenditures for the Parent and its Subsidiaries and dividends paid by the Parent to its shareholders is _____ to 1.0 for the four fiscal quarters of the Borrower ending as of the Report Date, which is not less than the permitted ratio of _____ to
         1.0. [Insert applicable maximum from Table III below.]


                                    Table III

                   ---------------------------------------------------------------------------------
                   ----------------------------------------------------- ---------------------------
                                                                            Minimum Fixed Charge
                                For Fiscal Quarters Ended                      Coverage Ratio
                   ----------------------------------------------------- ---------------------------

                   Restatement Effective Date to and including                  1.00 to 1.00
                   March 31, 2003
                   April 1, 2003 and thereafter                                 1.10 to 1.00
                   ----------------------------------------------------- ---------------------------

                   ----------------------------------------------------- ---------------------------

            (A)  The numerator of the Fixed Charges Ratio, EBITDA, as shown in
                 Item (2)(B) (x) above, equals                     $__________

            (B) The denominator of the Fixed Charges Ratio, Fixed Charges for the Parent and its Subsidiaries, determined and consolidated in accordance with GAAP, equals $____________, and is calculated as follows:

                     (i)  Total Interest Expense                   $__________

                    (ii)  cash income tax payments                 $__________

                   (iii)  Maintenance Capital Expenditures         $__________

                    (iv)  dividends paid by Parent to its
                          shareholders                             $__________

                     (v)  Sum of items (i) through (iv) equals
                          the denominator of the Fixed             $__________
                          Charges Ratio -- Fixed Charges

(5) Total Interest Coverage Ratio (Section 9-10(b)). The ratio of (A) EBITDA to (B) Total Interest Expense of the Parent and its Subsidiaries is _____ to 1.0 for the four fiscal quarters of the Borrower ending as of the Report Date, which is not less than the permitted ratio of _____ to 1.0. [Insert applicable minimum from Table IV below.]


                                    Table IV

                   ---------------------------------------------------------------------------------
                   ------------------------------------------------------------ --------------------
                                                                                 Minimum Interest
                                    For Fiscal Quarters Ended                     Coverage Ratio
                   ------------------------------------------------------------ --------------------
                   Restatement Effective Date to and including December 31,        1.50 to 1.00
                   2002
                   January 1, 2003 to and including December 31, 2003              2.00 to 1.00
                   January 1, 2004 and thereafter                                  2.50 to 1.00
                   ------------------------------------------------------------ --------------------


            (A)  The numerator of the Total Interest Coverage Ratio, EBITDA,
                 as shown in Item (2)(B)(x) above, equals:         $__________

            (B) The denominator of the Interest Coverage Ratio, consolidated cash payments of interest for the Parent and its Subsidiaries, equals $___________, as calculated below.

                     (i)  interest with respect to Indebtedness     $__________

                    (ii)  the net amount payable under Interest
                          Rate Protection Agreements                $__________

                   (iii)  all interest and fees in respect of
                          any Permitted Receivables                 $__________
                          Financing accrued and/or paid

                    (iv)  Sum of items (i) through (iii) equals
                          Total Interest Expense                    $__________

(7) Dividend Payments. (Section 9.09). The aggregate amount of cash dividends paid on the Capital Stock of the Parent during the fiscal quarter ending on the Report Date is $______________, which does not exceed the maximum amount permitted of $1,500,000.

(8) Indebtedness. (Section 9.07(g)). The aggregate amount of Indebtedness of the Parent and its Subsidiaries which Indebtedness does not fall in any of the categories contained in ss. 9.07(a) - (f), and (h) and (i) is $______________, which is not greater than the maximum amount permitted of $5,000,000.

(9) The Obligors are in compliance with, and since the most recent prior Report Date have at all times complied with, the provisions of the Credit Agreement, and the representations and warranties contained in
         Section 8 of the Credit Agreement and in the other Credit Documents are true and correct on and as of the date of this certificate with the same effect as though such representations and warranties had been made on the date hereof (except representations and warranties which expressly relate solely to an earlier date or time).

(10) No event has occurred and is continuing which constitutes a Default under the Credit Agreement.

                    [signatures appear on the following page]
                        signature page 1 of 1 to FORM OF
                             COMPLIANCE CERTIFICATE

         IN WITNESS WHEREOF, the undersigned has executed this Certificate this _____ day of ____________, 20___.




                     By:
                     Name:
                     Title:  [Chief Executive Officer/
                              President/Chief Financial Officer]



                          1 Use this figure in the calculation only if the Calculation Period includes the calendar quarter ended December 31, 2001 2 Include in this figure amounts deducted on account of the impairment of goodwill in calendar year 2002. For Calculation Periods that do not include calendar year 2002 figures, do not include amounts deducted on account of the impairment of goodwill.

                                Credit Agreement
                                 EXHIBIT 1.01(I)
                                     FORM OF
                      INTERCOMPANY SUBORDINATION AGREEMENT


         THIS INTERCOMPANY SUBORDINATION AGREEMENT is dated as of March 21, 2002 and is made by and among the entities listed on the signature pages hereto (or subsequently joining this agreement) (each being individually referred to herein as a "Company" and collectively as the "Companies").

                                                           WITNESSETH THAT:

         WHEREAS, each capitalized term used herein shall, unless otherwise defined herein, have the meaning specified in that certain Third Amended and Restated Credit Agreement dated as of even date herewith (as it may be hereafter amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") by and among COMMONWEALTH INDUSTRIES, INC., a Delaware corporation (the "Parent"), CI HOLDINGS, INC., COMMONWEALTH ALUMINUM CORPORATION, ALFLEX CORPORATION, CA LEWISPORT, INC., COMMONWEALTH ALUMINUM LEWISPORT, LLC, and COMMONWEALTH ALUMINUM CONCAST, INC. (each a "Borrower" and collectively, the "Borrowers"), the Guarantors now or hereafter party thereto, the Lenders now or hereafter party thereto (the "Lenders") and PNC BANK, NATIONAL ASSOCIATION, as agent (the "Administrative Agent") for the Lenders; and

         WHEREAS, pursuant to the Credit Agreement and the other Credit Documents referred to and defined in the Credit Agreement, the Lenders intend to make Loans to the Borrowers; and

         WHEREAS, the Companies are or may become indebted to each other (the Indebtedness of each of the Companies to any other Company, now existing or hereafter incurred, whether created directly or acquired by assignment or otherwise, and interest and premiums, if any, thereon and other amounts payable in respect thereof are hereinafter collectively referred to as the "Intercompany Indebtedness"); and

         WHEREAS, the obligations of the Lenders to maintain the Commitments and make Loans to the Borrowers from time to time are subject to the condition, among others, that the Companies subordinate the Intercompany Indebtedness to the Indebtedness and all other Obligations of the Borrowers or any other Company to the Administrative Agent or the Lenders pursuant to the Credit Agreement, the other Credit Documents or any Lender-Provided Interest Rate Protection Agreement (collectively, the "Senior Debt") in the manner set forth herein.

         NOW, THEREFORE, intending to be legally bound hereby, the parties hereto covenant and agree as follows:

     1. Intercompany Indebtedness Subordinated to Senior Debt. The recitals set forth above are hereby incorporated by reference. All Intercompany Indebtedness shall be subordinate and subject in right of payment to the prior indefeasible payment in full of all Senior Debt pursuant to the provisions contained herein.

2. Payment Over of Proceeds Upon Dissolution, Etc. Upon any distribution of assets of any Company in the event of (a) any insolvency or bankruptcy case or proceeding, or any receivership, liquidation, reorganization or other similar case or proceeding in connection therewith, relative to any such Company or to its creditors, as such, or to its assets, or (b) any liquidation, dissolution or other winding up of any such Company, whether voluntary or involuntary and whether or not involving insolvency or bankruptcy, or (c) any assignment for the benefit of creditors or any marshalling of assets and liabilities of any such Company (a Company distributing assets as set forth herein being referred to in such capacity as a "Distributing Company"), then and in any such event, the Administrative Agent shall be entitled to receive, for the benefit of the Administrative Agent and the Lenders as their respective interests may appear, indefeasible payment in full of all amounts due or to become due (whether or not an Event of Default has occurred under the terms of the Credit Documents or the Senior Debt has been declared due and payable prior to the date on which it would otherwise have become due and payable) on or in respect of any and all Senior Debt before the holder of any Intercompany Indebtedness owed by the Distributing Company is entitled to receive any payment on account of the principal of or interest on such Intercompany Indebtedness, and to that end, the Administrative Agent shall be entitled to receive, for application to the payment of the Senior Debt, any payment or distribution of any kind or character, whether in cash, property or securities, which may be payable or deliverable in respect of the Intercompany Indebtedness owed by the Distributing Company in any such case, proceeding, dissolution, liquidation or other winding up event.

3. No Commencement of Any Proceeding. Each Company agrees that, so long as the Senior Debt shall remain unpaid, it will not commence, or join with any creditor other than the Lenders and the Administrative Agent in commencing, any proceeding including but not limited to those described in Section 2 hereof or any other enforcement action of any kind against any other Company which owes it any Intercompany Indebtedness.

4. Prior Payment of Senior Debt Upon Acceleration of Intercompany Indebtedness. If any portion of the Intercompany Indebtedness owed by any Company becomes or is declared due and payable before its stated maturity, then and in such event the Administrative Agent and the Lenders shall be entitled to receive indefeasible payment in full of all amounts due and to become due on or in respect of the Senior Debt (whether or not an Event of Default has occurred under the terms of the Credit Documents or the Senior Debt has been declared due and payable prior to the date on which it would otherwise have become due and payable) before the holder of any such Intercompany Indebtedness is entitled to receive any payment thereon.

5. No Payment When Senior Debt in Default. If any Event of Default shall have occurred and be continuing, or such an Event of Default or Default would result from or exist after giving effect to a payment with respect to any portion of the Intercompany Indebtedness, unless the Required Lenders shall have consented to or waived the same, so long as any of the Senior Debt shall remain outstanding, no payment shall be made by any Company owing such Intercompany Indebtedness on account of principal or interest on any portion of the Intercompany Indebtedness.

6. Payment Permitted if No Default. Nothing contained in this Agreement shall prevent any of the Companies, at any time except during the pendency of any of the conditions described in Sections 2, 4 and 5, from making regularly scheduled payments of principal of or interest on any portion of the Intercompany Indebtedness, or the retention thereof by any of the Companies of any money deposited with them for the payment of or on account of the principal of or interest on the Intercompany Indebtedness.

7. Receipt of Prohibited Payments. If, notwithstanding the foregoing provisions of Sections 2, 4, 5 and 6, a Company which is owed Intercompany Indebtedness by a Distributing Company shall have received any payment or distribution of assets from the Distributing Company of any kind or character, whether in cash, property or securities, then and in such event such payment or distribution shall be held in trust for the benefit of the Administrative Agent and the Lenders as their respective interests may appear, shall be segregated from other funds and property held by such Company, and shall be forthwith paid over to the Administrative Agent in the same form as so received (with any necessary endorsement) to be applied (in the case of cash) to or held as collateral (in the case of noncash property or securities) for the payment or prepayment of the Senior Debt in accordance with the terms of the Credit Agreement.

8. Rights of Subrogation. Each Company agrees that no payment or distribution to the Administrative Agent or the Lenders pursuant to the provisions of this Agreement shall entitle it to exercise any rights of subrogation in respect thereof until the Senior Debt shall have been indefeasibly paid in full and the Commitments shall have terminated.

     9. Instruments Evidencing Intercompany Indebtedness. Each Company shall cause each instrument which now or hereafter evidences all or a portion of the Intercompany Indebtedness to be conspicuously marked as follows:

                           "This instrument is subject to the terms of an
                  Intercompany Subordination Agreement dated as of March 21, 2002 in favor of PNC BANK, NATIONAL ASSOCIATION, as Administrative Agent for the Lenders referred to therein, which Intercompany Subordination Agreement is incorporated herein by reference. Notwithstanding any contrary statement contained in the within instrument, no payment on account of the principal thereof or interest thereon shall become due or payable except in accordance with the express terms of said Intercompany Subordination Agreement."

Each Company will further mark its books of account in such a manner as shall be effective to give proper notice to the effect of this Agreement.

10. Agreement Solely to Define Relative Rights. The purpose of this Agreement is solely to define the relative rights of the Companies, on the one hand, and the Administrative Agent and the Lenders, on the other hand. Nothing contained in this Agreement is intended to or shall impair, as between any of the Companies and their creditors other than the Administrative Agent and the Lenders, the obligation of the Companies to each other to pay the principal of and interest on the Intercompany Indebtedness as and when the same shall become due and payable in accordance with its terms, or is intended to or shall affect the relative rights among the Companies and their creditors other than the Administrative Agent and the Lenders, nor shall anything herein prevent any of the Companies from exercising all remedies otherwise permitted by applicable Law upon default under any agreement pursuant to which the Intercompany Indebtedness is created, subject to the rights, if any, under this Agreement of the Administrative Agent and the Lenders to receive cash, property or securities otherwise payable or deliverable with respect to the Intercompany Indebtedness.

11. No Implied Waivers of Subordination. No right of the Administrative Agent or any Lender to enforce subordination, as herein provided, shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of any Company or by any act or failure to act by the Administrative Agent or any Lender, or by any non-compliance by any Company with the terms, provisions and covenants of any agreement pursuant to which the Intercompany Indebtedness is created, regardless of any knowledge thereof the Administrative Agent or any Lender may have or be otherwise charged with. Each Company by its acceptance hereof shall agree that, so long as there is Senior Debt outstanding or Commitments in effect under the Credit Agreement, such Company shall not agree to sell, assign, pledge, encumber or otherwise dispose of, or to compromise, the obligations of the other Companies with respect to their Intercompany Indebtedness, other than by means of payment of such Intercompany Indebtedness according to its terms, without the prior written consent of the Administrative Agent.

         Without in any way limiting the generality of the foregoing paragraph, the Administrative Agent or any of the Lenders may, at any time and from time to time, without the consent of or notice to the Companies except the Borrower to the extent provided in the Credit Agreement, without incurring responsibility to the Companies and without impairing or releasing the subordination provided in this Agreement or the obligations hereunder of the Companies to the Administrative Agent and the Lenders, do any one or more of the following: (i) change the manner, place or terms of payment, or extend the time of payment, renew or alter the Senior Debt or otherwise amend or supplement the Senior Debt or the Credit Documents; (ii) sell, exchange, release or otherwise deal with any property pledged, mortgaged or otherwise securing the Senior Debt; (iii) release any person liable in any manner for the payment or collection of the Senior Debt; and (iv) exercise or refrain from exercising any rights against any of the Companies and any other person.

12. Additional Subsidiaries. The Companies covenant and agree that they shall cause Subsidiaries created or acquired after the date of this Agreement and required to join this Agreement pursuant to Section 9.16(a) [Subsidiary Guarantors] or otherwise under the Credit Agreement, to become a party to the Credit Agreement, and join this Agreement and subordinate all Indebtedness owed to any such Subsidiary by any of the Companies or other Subsidiaries hereafter created or acquired to the Senior Debt.

     13. Continuing Force and Effect. This Agreement shall continue in force for so long as any portion of the Senior Debt remains unpaid and any Commitments under the Credit Agreement remain outstanding, it being contemplated that this Agreement be of a continuing nature.

14. Modification, Amendments or Waivers. Any and all agreements amending or changing any provision of this Agreement or the rights of the Administrative Agent or the Lenders hereunder, and any and all waivers or consents to Events of Default or other departures from the due performance of the Companies hereunder, shall be made only by written agreement, waiver or consent signed by the Administrative Agent, acting on behalf of all the Lenders, with the written consent of the Required Lenders, any such agreement, waiver or consent made with such written consent being effective to bind all the Lenders.

15. Expenses. The Companies unconditionally and jointly and severally agree upon demand to pay to the Administrative Agent and the Lenders the amount of any and all reasonable and necessary out-of-pocket costs, expenses and disbursements for which reimbursement is customarily obtained, including reasonable fees and expenses of outside counsel, which the Administrative Agent or any of the Lenders may incur in connection with (a) the administration of this Agreement,
(b) the exercise or enforcement of any of the rights of the Administrative Agent or the Lenders hereunder, or (c) the failure by the Companies to perform or observe any of the provisions hereof.

16. Severability. The provisions of this Agreement are intended to be severable. If any provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

     17. Governing Law. This Agreement shall be a contract under the internal laws of the State of New York and for all purposes shall be construed in accordance with the internal laws of the State of New York without giving effect to its principles of conflict of laws.

18. Successors and Assigns. This Agreement shall inure to the benefit of the Administrative Agent and the Lenders and their respective successors and assigns, as permitted in the Credit Agreement, and the obligations of the Companies shall be binding upon their respective successors and assigns. The duties and obligations of the Companies may not be delegated or transferred by the Companies without the written consent of the Required Lenders and any such delegation or transfer without such consent shall be null and void. Except to the extent otherwise required by the context of this Agreement, the word "Lenders" when used herein shall include, without limitation, any holder of a Note or an assignment of rights therein originally issued to a Lender under the Credit Agreement, and each such holder of a Note or assignment shall have the benefits of this Agreement to the same extent as if such holder had originally been a Lender under the Credit Agreement.

     19. Counterparts. This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which, when executed and delivered, shall be deemed an original, but all such counterparts shall constitute but one and the same instrument.

20. Attorneys-in-Fact. Each of the Companies hereby authorizes and empowers the Administrative Agent, at its election and in the name of either itself, for the benefit of the Administrative Agent and the Lenders as their respective interests may appear, or in the name of each such Company as is owed Intercompany Indebtedness, to execute and file proofs and documents and take any other action the Administrative Agent may deem advisable to completely protect the Administrative Agent's and the Lenders' interests in the Intercompany Indebtedness and their right of enforcement thereof, and to that end each of the Companies hereby irrevocably makes, constitutes and appoints the Administrative Agent, its officers, employees and agents, or any of them, with full power of substitution, as the true and lawful attorney-in-fact and agent of such Company, and with full power for such Company, and in the name, place and stead of such Company for the purpose of carrying out the provisions of this Agreement, and taking any action and executing, delivering, filing and recording any instruments which the Administrative Agent may deem necessary or advisable to accomplish the purposes hereof, which power of attorney, being given for security, is coupled with an interest and is irrevocable. Each Company hereby ratifies and confirms, and agrees to ratify and confirm, all action taken by the Administrative Agent, its officers, employees or agents pursuant to the foregoing power of attorney.

21. Application of Payments. In the event any payments are received by the Administrative Agent under the terms of this Agreement for application to the Senior Debt at any time when the Senior Debt has not been declared due and payable and prior to the date on which it would otherwise become due and payable, such payment shall constitute a voluntary prepayment of the Senior Debt for all purposes under the Credit Agreement.

22. Remedies. In the event of a breach by any of the Companies in the performance of any of the terms of this Agreement, the Administrative Agent, on behalf of the Lenders, may demand specific performance of this Agreement and seek injunctive relief and may exercise any other remedy available at law or in equity, it being recognized that the remedies of the Administrative Agent on behalf of the Lenders at law may not fully compensate the Administrative Agent on behalf of the Lenders for the damages they may suffer in the event of a breach hereof.

23. Consent to Jurisdiction; Waiver of Jury Trial. Each of the Companies hereby irrevocably consents to the non-exclusive jurisdiction of the Court of the State of New York sitting in New York County, (including its Appellate Division) and of any other appellate court in the State of New York and the United States District Court for the Southern District of New York, waives personal service of any and all process upon it and consents that all such service of process be made by certified or registered mail directed to the Companies at the addresses set forth or referred to in Section 24 hereof and service so made shall be deemed to be completed upon actual receipt thereof. Each of the Companies waives any objection to jurisdiction and venue of any action instituted against it as provided herein and agrees not to assert any defense based on lack of jurisdiction or venue, AND EACH OF THE COMPANIES WAIVES TRIAL BY JURY IN ANY ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT TO THE FULL EXTENT PERMITTED BY LAW.

     24. Notices. All notices, statements, requests and demands and other communications given to or made upon the Companies, the Administrative Agent or the Lenders in accordance with the provisions of this Agreement shall be given or made as provided in Section 12.2 [Notices] of the Credit Agreement.

                    [SIGNATURES APPEAR ON the FOLLOWING PAGE]

                            [SIGNATURE PAGE 1 OF 3 TO
                      INTERCOMPANY SUBORDINATION AGREEMENT]


         WITNESS the due execution hereof as of the day and year first above written.

                            THE PARENT

                            COMMONWEALTH INDUSTRIES, INC.


                            By:
                           -------------------------------------------------
                                      Name:
                                     Title:


                            BORROWERS:
                            ---------

                            CI HOLDINGS, INC.


                            By:
                            ---------------------------------------------------
                                      Name:
                                     Title:


                            COMMONWEALTH ALUMINUM CORPORATION


                            By:
                            ---------------------------------------------------
                                      Name:
                                     Title:


                             ALFLEX CORPORATION


                             By:
                             --------------------------------------------------
                                      Name:
                                     Title:

                            [SIGNATURE PAGE 2 OF 3 TO
                      INTERCOMPANY SUBORDINATION AGREEMENT]

                             CA LEWISPORT, INC.


                             By:
                             -------------------------------------------------
                                      Name:
                                     Title:

                             COMMONWEALTH ALUMINUM LEWISPORT, LLC


                             By:  CA LEWISPORT, INC., its managing member


                             By:
                             -------------------------------------------------
                                      Name:
                                     Title:

                             COMMONWEALTH ALUMINUM CONCAST, INC.


                             By:
                             -------------------------------------------------
                                      Name:
                                     Title:

                             COMMONWEALTH ALUMINUM SALES CORPORATION


                             By:
                             -------------------------------------------------
                                      Name:
                                     Title:

                             ALFLEX E1 LLC


                             By:  ALFLEX CORPORATION, its sole Member


                             By:
                             -------------------------------------------------
                                      Name:
                                     Title:

                            [SIGNATURE PAGE 3 OF 3 TO
                      INTERCOMPANY SUBORDINATION AGREEMENT]


                    COMMONWEALTH ALUMINUM TUBE ENTERPRISES, LLC


                     By:  COMMONWEALTH ALUMINUM CONCAST, INC., its sole Member


                     By:                        (SEAL)
                     ----------------------------------------------------
                                      Name:
                                     Title:

                                Credit Agreement
                                 EXHIBIT 1.01(J)

                        JOINDER AND ASSUMPTION AGREEMENT

         This Joinder and Assumption Agreement (the "Joinder") is made as of ___________, 200__ (the "Effective Date") by ___________________________, a
national banking association (the "New Commitment Provider").

                                   Background

         Reference is made to the Third Amended and Restated Credit Agreement dated as of March 21, 2002 as the same has been and may be modified, supplemented or amended (the "Agreement") among COMMONWEALTH INDUSTRIES, INC. (the "Parent"); CI HOLDINGS, INC.; COMMONWEALTH ALUMINUM CORPORATION; ALFLEX CORPORATION; CA LEWISPORT, INC.; COMMONWEALTH ALUMINUM LEWISPORT, LLC; COMMONWEALTH ALUMINUM METALS, LLC AND COMMONWEALTH ALUMINUM CONCAST, INC. (each a "Borrower" and collectively, the "Borrowers"), the Guarantors now or hereafter party thereto, the Lenders now or hereafter party thereto and PNC Bank, National Association, as administrative agent ("Administrative Agent"). Capitalized terms defined in the Agreement are used herein as defined therein.

                                    Agreement

         In consideration of the Lenders' permitting the New Commitment Provider to become a Lender under the Agreement, the New Commitment Provider agrees that effective as of the Effective Date it shall become, and shall be deemed to be, a Lender under the Agreement and each of the other Credit Documents and agrees that from the Effective Date and so long as the New Commitment Provider remains a party to the Agreement, such New Commitment Provider shall assume the obligations of a Lender under and perform, comply with and be bound by each of the provisions of the Agreement which are stated to apply to a Lender and shall be entitled to the benefits, rights and remedies set forth therein and in each of the other Credit Documents. The New Commitment Provider hereby acknowledges that it has heretofore received a true and correct copy of the Agreement (including any modifications thereof or supplements or waivers thereto) as in effect on the Effective Date and the executed original of its Revolving Credit Note dated the Effective Date issued by Borrowers under the Agreement in the face amount of $_____________.

         The Commitments and Revolving Credit Commitment Percentage of the New Commitment Provider and each of the other Lenders are as set forth on Schedule I hereto as of the Effective Date. Schedule I to the Agreement is being amended and restated effective as of the Effective Date hereof to read as set forth on
Schedule I hereto. Schedule A hereto lists as of the date hereof the amount of Loans under each outstanding Type and Interest Period, if applicable. Notwithstanding the foregoing (a) on the date hereof the Borrowers shall repay all outstanding Loans to which either of the Base Rate or the Euro-Rate applies and simultaneously reborrow a like amount of Loans under each such Type from the Lenders (including the New Commitment Provider) according to the Revolving Credit Commitment Percentages set forth on attached Schedule I and shall be subject to breakage fees and other indemnities provided in Section 5.05.

         The New Commitment Provider is executing and delivering this Joinder as of the Effective Date and acknowledges that (A) it shall share ratably in all Base Rate Loans borrowed by any Borrower on and after the Effective Date; (B) it shall participate in all new Eurodollar Loans borrowed by any Borrower on and after the Effective Date according to its Revolving Credit Commitment Percentage; and (C) it shall participate in all Letters of Credit outstanding on the Effective Date according to its Revolving Credit Commitment Percentage.

                            [SIGNATURE PAGES FOLLOW]

                                      - 4 -
         IN WITNESS WHEREOF, the New Commitment Provider has duly executed and delivered this Joinder as of the Effective Date.

                       -----------------------------------


                                       By:
               --------------------------------------------------
                                      Name:
                ------------------------------------------------
                                     Title:
                 -----------------------------------------------

ACKNOWLEDGED:

PNC BANK, NATIONAL ASSOCIATION,
as Administrative Agent


By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------


PARENT:

COMMONWEALTH INDUSTRIES, INC.



By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------


BORROWERS:

COMMONWEALTH ALUMINUM CORPORATION



By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------


ALFLEX CORPORATION



By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------


COMMONWEALTH ALUMINUM CONCAST, INC.



By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------


CA LEWISPORT, INC.



By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------


CI HOLDINGS, INC.



By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------


COMMONWEALTH ALUMINUM LEWISPORT, LLC

By:      CA LEWISPORT, INC., is managing member


By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------

COMMONWEALTH ALUMINUM METALS, LLC

By:      COMMONWEALTH ALUMINUM LEWISPORT,
         LLC, its sole member



By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------

SUBSIDIARY GUARANTORS:
---------------------

COMMONWEALTH ALUMINUM SALES CORPORATION



By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------


ALFLEX E1 LLC

By:  Alflex Corporation, its sole member


By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------


COMMONWEALTH ALUMINUM TUBE ENTERPRISES, LLC
By:  Commonwealth Aluminum Concast, Inc., its sole member


By:
   --------------------------------------------------
Name:
     ------------------------------------------------
Title:
      -----------------------------------------------

                                   SCHEDULE I

                             LENDERS AND COMMITMENTS

                                  Page 1 of ___



Commitments of Lenders and Addresses for Notices to Lenders


                   Amount of Commitment
                   for Revolving Credit          Revolving Credit
      Lender       Loans                         Commitment Percentage
      ------       --------------------          ----------------------






         Total        $____________                     100.000000%
                                                        ==========

                                   SCHEDULE A

                                Credit Agreement
                                 EXHIBIT 1.01(L)
                                     FORM OF
                                  LOAN REQUEST






TO:               PNC Bank, National Association, as Administrative Agent
                  249 Fifth Avenue
                  Pittsburgh,  PA  15222
                  Telephone No.:  (412) 762-7638
                  Telecopier No.:  (412) 762-8672
                  Attention:  Rini Davis

FROM: CI HOLDINGS, INC., COMMONWEALTH ALUMINUM CORPORATION, CA LEWISPORT, INC., COMMONWEALTH ALUMINUM LEWISPORT, LLC, ALFLEX CORPORATION, COMMONWEALTH ALUMINUM METALS, LLC, AND COMMONWEALTH ALUMINUM CONCAST, INC.

RE: Third Amended and Restated Credit Agreement (as it may be amended, restated, modified or supplemented, the "Agreement") dated as of March 21, 2002 by and among COMMONWEALTH INDUSTRIES, INC. (the "Parent"), CI HOLDINGS, INC., COMMONWEALTH ALUMINUM CORPORATION, CA LEWISPORT, INC., COMMONWEALTH ALUMINUM LEWISPORT, LLC, ALFLEX CORPORATION, COMMONWEALTH ALUMINUM METALS, LLC, AND COMMONWEALTH ALUMINUM CONCAST, INC. (each a "Borrower and collectively, the "Borrowers"), the Subsidiary Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent for the Lenders (the "Administrative Agent")


Capitalized terms not otherwise defined herein shall have the respective meanings ascribed to them by the Agreement.

A.   Pursuant  to  Section   [2.01][2.04][2.09][3.02][4.04][4.05]   of  the
Agreement, the undersigned Borrower irrevocably requests [check one line under 1(a) below and fill in blank space next to the line as appropriate]:

         1.(a)    -----    A new Revolving Credit Loan OR

                  ----- Renewal of the Euro-Rate applicable to an outstanding Eurodollar Loan, originally made on __________ __, ____ OR

                  ----- Conversion of the Base Rate applicable to an
                        outstanding Base Rate Loan originally made on _____________ to a Loan to which the Euro-Rate applies, OR
                  ----- Conversion of the Euro-Rate applicable to an
                        outstanding Eurodollar Loan originally made on __________ __, ____ to a Loan to which the Base Rate applies, OR
                  ----- A prepayment of a Base Rate Loan, OR
                  ----- A prepayment of a Eurodollar Loan, OR
                  ----- A reduction of Revolving Credit Commitments.


     WITH RESPECT TO A NEW LOAN OR CONVERSION OR RENEWAL OF A LOAN, SUCH NEW, RENEWED OR CONVERTED LOAN SHALL BEAR INTEREST:

     [Check one line under 1(b) below and fill in blank spaces in line next to line]:

         1.(b)(i)  ----Under the Base Rate. Such Base Rate Loan shall have a [Borrowing Date/prepayment date] of __________, ___ (which date shall be (i) be one (1) Business Day subsequent to the Business Day of receipt by the Administrative Agent by 12:00 noon of this Loan Request for making a new Base Rate Loan, or (ii) the last day of the preceding Interest Period if a Eurodollar Loan is being converted to a Base Rate Loan).

                                     OR

               (ii)----Under the Euro-Rate. Such Eurodollar Loan shall
                       have a [Borrowing Date/prepayment date] of _____________ (which date shall be (i) three (3) Business Days subsequent to the Business Day of receipt by the Administrative Agent by 12:00 noon of this Loan Request for making a new Eurodollar Loan, renewing a Eurodollar Loan, or converting a Base Rate Loan to a Eurodollar Loan, or (ii) the one (1) Business Day subsequent to the last day of the preceding Interest Period if a Eurodollar Loan is being converted to a Base Rate Loan).

     2. Such Loan is in the principal amount of U.S. $_____________ or the principal amount to be renewed or converted is U.S. $_____________ [not to be less than $5,000,000 and in increments of $1,000,000 if in excess of $5,000,000 for each borrowing tranche to which the Euro-Rate applies and not less than the lesser of $5,000,000 or the maximum amount available for each borrowing tranche to which the Base Rate applies]

     3. [Complete  blank below if the Borrower is selecting a Eurodollar  Loan]:
Such Eurodollar Loan shall have an Interest Period of one [one, two, three, or six] months.


     4. Prepayment of Loans or Reduction/Termination of Commitments. Such prepayment/reduction/termination shall occur on the date of _____________ (which date shall be (i) three (3) Business Days subsequent to the Business Day of receipt by the Administrative Agent by 12:00 noon of this Loan Request) or (ii) in the case of a prepayment of a Base Rate Loan one (1) Business Day subsequent to the Business Day of receipt by the Administrative Agent by 12:00 noon of this Loan Request and be in an amount of $______________ [with respect to a reduction of commitments not to be less than $5,000,000 and in increments of $1,000,000 if in excess of $5,000,000].

     B. As of the date hereof and, the date of making of, converting or renewing the above-requested Loan or the prepayment or reduction of Commitments, as applicable (and after giving effect thereto): the Borrowers have performed and complied with all covenants and conditions of the Agreement; all of the Borrowers' representations and warranties therein are true and correct (except representations and warranties which expressly relate solely to an earlier date or time, which representations and warranties were true and correct on and as of the specific dates or times referred to therein); no Default has occurred and is continuing or shall exist; and the making of such Loan shall not contravene any Law applicable to any Borrower; the making of any Revolving Credit Loan shall not cause the aggregate Revolving Credit Loans plus the Letter of Credit Liabilities to exceed the Borrowing Base.


                            [SIGNATURE PAGE FOLLOWS]

                     [SIGNATURE PAGE 1 OF 1 TO LOAN REQUEST]

         The undersigned certifies to the Agent as to the accuracy of the foregoing.

                                    ------------------------------------



Date:                      , 200__                                (SEAL)
       --------------------        -------------------------------------
                                     By:
                                   -------------------------------------
                                     Title:
                                   -------------------------------------

                                Credit Agreement
                                 EXHIBIT 1.01(P)


                           SECOND AMENDED AND RESTATED
                          PLEDGE AND SECURITY AGREEMENT


     SECOND AMENDED AND RESTATED PLEDGE AND SECURITY AGREEMENT dated as of ________________, 2002 between:

     (1) COMMONWEALTH INDUSTRIES, INC., a corporation duly organized and validly existing under the laws of the State of Delaware (the "Parent");

     (2) CI HOLDINGS, INC., a corporation duly organized and validly existing under the laws of the State of Delaware ("CI Holdings");

     (3) COMMONWEALTH ALUMINUM CORPORATION, a corporation duly organized and validly existing under the law of the State of Delaware ("CAC");

     (4) CA LEWISPORT, INC., a corporation duly organized and validly existing under the law of the State of Delaware ("Old Lewisport");

     (5) COMMONWEALTH ALUMINUM LEWISPORT, LLC, a limited liability company duly organized and validly existing under the laws of the State of Delaware ("New Lewisport")

     (6) ALFLEX CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware ("New Alflex");

     (7) COMMONWEALTH ALUMINUM METALS, LLC, a limited liability company duly organized and validly existing under the law of the State of Delaware ("Metals");

     (8) COMMONWEALTH ALUMINUM CONCAST, INC., a corporation duly organized and validly existing under the laws of the State of Ohio ("CACI");

     (9) each of the subsidiaries of the Parent identified under the caption "SUBSIDIARY GUARANTORS" on the signature page hereof (individually a "Subsidiary Guarantor" and, collectively, the "Subsidiary Guarantors" and, together with the Parent, CI Holdings, Old Lewisport, New Lewisport, New Alflex and CACI, the "Debtors" and each a "Debtor"); and

     (10) PNC BANK, NATIONAL ASSOCIATION, as agent for the lenders or other financial institutions or entities party, as lenders, to the Credit Agreement referred to below (in such capacity, together with its successors in such capacity, the "Administrative Agent").

                  The Debtors are party to an Amended and Restated Pledge and Security Agreement dated as of November 29, 1996, as amended pursuant to which the Debtors granted to Bank One, Indiana, N.A., as Administrative Agent a security interest in the Collateral, as security for (a) the obligations of the Debtors under that certain Second Amended and Restated Credit Agreement dated as of December 17, 2002 and the Guarantee contained therein, and (b) all liabilities and obligations of any Debtor under corporate credit card programs with respect to any corporate credit card services provided to any Debtor by a Lender, to the extent such liabilities and obligations identified in this clause
(b) do not exceed $3,000,000. Concurrently with the execution and delivery of this Second Amended and Restated Pledge and Security Agreement, the Debtors, certain lenders (collectively, the "Lenders") and the Administrative Agent are amending and restating the Existing Credit Agreement pursuant to an Amendment and Assignment Agreement dated as of _____________, 2002 and a Third Amended and Restated Credit Agreement dated as of , 2002 (the Existing Credit Agreement as amended and restated and as further modified and supplemented and in effect from time to time being hereinafter called the "Credit Agreement"), providing, subject to the terms and conditions thereof, for the renewal of the Borrowers' indebtedness under the Existing Credit Agreement and the continuation of the extension of credit to the Borrowers in an aggregate principal amount (including the indebtedness under the Existing Credit Agreement) not exceeding $60,000,000. In addition, one or more of the Obligors (as defined in the Credit Agreement) may from time to time be obligated to one or more of the Lenders under one or more Lender-Provided Interest Rate Protection Agreements (as so defined) (such obligations being herein referred to as the "Lender-Provided Interest Rate Obligations").

                  To induce the Lenders to amend and restate the Existing Credit Agreement and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Debtors and the Administrative Agent hereby agrees that the Existing Pledge and Security Agreements is hereby amended and restated as follows:

     Section 1. Definitions. Terms defined in the Credit Agreement are used herein as defined therein. In addition, as used herein:

                  "Accounts" shall have the meaning ascribed thereto in Section 3(d) hereof.

                  "Collateral" shall have the meaning ascribed thereto in
Section 3 hereof.

                  "Collateral Account" shall have the meaning ascribed thereto in Section 4.01 hereof.

                  "Commercial Tort Claim" shall have the meaning ascribed thereto in Section 3 hereof.

                  "Copyright Collateral" shall mean all Copyrights, whether now owned or hereafter acquired by any Debtor, including each Copyright identified in Annex 2 hereto.

                  "Copyrights" shall mean all copyrights, copyright registrations and applications for copyright registrations, including, without limitation, all renewals and extensions thereof, the right to recover for all past, present and future infringements thereof, and all other rights of any kind whatsoever accruing thereunder or pertaining thereto.

                  "Documents" shall have the meaning ascribed thereto in Section 3(j) hereof.

                  "Equipment" shall have the meaning ascribed thereto in Section 3(h) hereof.

                  "Instruments" shall have the meaning ascribed thereto in
Section 3(e) hereof.

                  "Intellectual Property" shall mean, collectively, all Copyright Collateral, all Patent Collateral and all Trademark Collateral, together with (a) all inventions, processes, production methods, proprietary information, know-how and trade secrets; (b) all licenses or user or other agreements granted to any Debtor with respect to any of the foregoing, in each case whether now or hereafter owned or used including, without limitation, the licenses or other agreements with respect to the Copyright Collateral, the Patent Collateral or the Trademark Collateral, listed in Annex 5 hereto; (c) all information, customer lists, identification of suppliers, data, plans, blueprints, specifications, designs, drawings, recorded knowledge, surveys, engineering reports, test reports, manuals, materials standards, processing standards, performance standards, catalogs, computer and automatic machinery software and programs; (d) all field repair data, sales data and other information relating to sales or service of products now or hereafter manufactured; (e) all accounting information and all media in which or on which any information or knowledge or data or records may be recorded or stored and all computer programs used for the compilation or printout of such information, knowledge, records or data; and (f) all licenses, consents, permits, variances, certifications and approvals of governmental agencies now or hereafter held by any Debtor.

                  "Inventory" shall have the meaning ascribed thereto in Section 3(f) hereof.

                  "Investment Property" shall have the meaning ascribed thereto in Section 3 hereof.

                  "Issuers" shall mean, collectively, the respective companies identified beneath the names of the Debtors on Annex 1 hereto under the caption "Issuer" and each other Subsidiary of the Parent that is formed or acquired after the date hereof (other than, in each case, Subsidiaries of the Parent that are not required to become Subsidiary Guarantors pursuant to Section 9.16(a) of the Credit Agreement).

                  "Motor Vehicles" shall mean motor vehicles, tractors, trailers and other like property, whether or not the title thereto is governed by a certificate of title or ownership.

                  "Patent Collateral" shall mean all Patents, whether now owned or hereafter acquired by any Debtor, including each Patent identified in Annex 3 hereto.

                  "Patents" shall mean all patents and patent applications, including, without limitation, the inventions and improvements described and claimed therein together with the reissues, divisions, continuations, renewals, extensions and continuations-in-part thereof, all income, royalties, damages and payments now or hereafter due and/or payable under and with respect thereto, including, without limitation, damages and payments for past or future infringements thereof, the right to sue for past, present and future infringements thereof, and all rights corresponding thereto throughout the world.

                  "Pledged Stock" shall have the meaning ascribed thereto in
Section 3(a) hereof.

                  "Secured Obligations" shall mean, collectively, (a) the principal of and interest on the Loans made by the Lenders to, and the Note(s) held by each Lender of, the Borrowers, and all other amounts from time to time owing to the Lenders or the Administrative Agent by the Obligors under the Credit Documents (including, without limitation, all Reimbursement Obligations and Guaranteed Obligations and interest thereon owing by the Obligors), (b) all obligations under Interest Rate Protection Agreements owing by the Obligors to the Lenders or any affiliate of any Lender, (c) all liabilities and obligations of any Debtor under corporate credit card programs with respect to any corporate credit card services provided to any Debtor by a Lender or any affiliate of any Lender, to the extent such liabilities and obligations identified in this clause (c) do not exceed $3,000,000 and
         (d) all obligations of the Debtors to the Lenders and the Administrative Agent under the Credit Documents and hereunder.

                  "Software" shall have the meaning ascribed thereto in Section 3 hereof.

                  "Stock Collateral" shall mean, collectively, the Collateral described in clauses (a) through (c) of Section 3 hereof and the proceeds of and to any such property and, to the extent related to any such property or such proceeds, all books, correspondence, credit files, records, invoices and other papers.

                  "Trademark Collateral" shall mean all Trademarks, whether now owned or hereafter acquired by any Debtor, including each Trademark identified in Annex 4 hereto. Notwithstanding the foregoing, the Trademark Collateral does not and shall not include any Trademark that would be rendered invalid, abandoned, void or unenforceable by reason of its being included as part of the Trademark Collateral.

                  "Trademarks" shall mean all trade names, trademarks and service marks, logos, trademark and service mark registrations, and applications for trademark and service mark registrations, including, without limitation, all renewals of trademark and service mark registrations, all rights corresponding thereto throughout the world, the right to recover for all past, present and future infringements thereof, all other rights of any kind whatsoever accruing thereunder or pertaining thereto, together, in each case, with the product lines and goodwill of the business connected with the use of, and symbolized by, each such trade name, trademark and service mark.

                  "Uniform Commercial Code" shall mean the Uniform Commercial Code as in effect from time to time in the State of New York.

     Section 2. Representations and Warranties. Each Debtor represents and warrants to the Lenders and the Administrative Agent that:

     (a) Such Debtor is the sole beneficial owner of the Collateral in which it purports to grant a security interest pursuant to Section 3 hereof and no Lien exists or will exist upon such Collateral at any time (and no right or option to acquire the same exists in favor of any other Person), except for Liens permitted under Section 9.06 of the Credit Agreement and except for the pledge and security interest in favor of the Administrative Agent for the benefit of the Lenders created or provided for herein, which pledge and security interest constitute a first priority perfected pledge and security interest in and to all of such Collateral (other than as expressly contemplated herein or therein and Intellectual Property registered or otherwise located outside of the United States of America).

(b) The Pledged Stock represented by the certificates identified under the name of such Debtor in Annex 1 hereto is, and all other Pledged Stock in which such Debtor shall hereafter grant a security interest pursuant to Section 3 hereof will be, duly authorized, validly existing, fully paid and non-assessable and none of such Pledged Stock is or will be subject to any contractual restriction, or any restriction under the charter or by-laws of the respective Issuer of such Pledged Stock, upon the transfer of such Pledged Stock (except for any such restriction contained herein or in the Credit Agreement).

(c) The Pledged Stock represented by the certificates identified under the name of such Debtor in Annex 1 hereto constitutes all of the issued and outstanding shares of capital stock of any class of the Issuers beneficially owned by such Debtor on the date hereof (whether or not registered in the name of such Debtor) and said Annex 1 correctly identifies, as at the date hereof, the respective Issuers of such Pledged Stock, the respective class and par value of the shares comprising such Pledged Stock and the respective number of shares (and registered owners thereof) represented by each such certificate.

     (d) Annexes 2, 3 and 4 hereto, respectively, set forth under the name of such Debtor a complete and correct list of all Copyrights, Patents and Trademarks owned by such Debtor on the date hereof; except pursuant to licenses and other user agreements entered into by such Debtor in the ordinary course of business, that are listed in Annex 5 hereto, such Security Party owns and possesses the right to use, and has done nothing to authorize or enable any other Person to use, any Copyright, Patent or Trademark listed in said Annexes 2, 3 and 4, and all registrations listed in said Annexes 2, 3 and 4 are valid and in full force and effect; except as may be set forth in said Annex 5, such Debtor owns and possesses the right to use all Copyrights, Patents and Trademarks.

(e) Annex 5 hereto sets forth a complete and correct list of all licenses and other user agreements included in the Intellectual Property on the date hereof.

(f) To such Debtor's knowledge, (i) except as set forth in Annex 5 hereto, there is no violation by others of any right of such Debtor with respect to any Copyright, Patent or Trademark listed in Annexes 2, 3 and 4 hereto, respectively, under the name of such Debtor and (ii) such Debtor is not infringing in any respect upon any Copyright, Patent or Trademark of any other Person; and no proceedings have been instituted or are pending against such Debtor or, to such Debtor's knowledge, threatened, and no claim against such Debtor has been received by such Debtor, alleging any such violation, except as may be set forth in said Annex 5.

(g) Such Debtor does not own any Trademarks registered in the United States of America to which the last sentence of the definition of Trademark Collateral applies.

(h) Any goods now or hereafter produced by such Debtor or any of its Subsidiaries included in the Collateral have been and will be produced in compliance with the requirements of the Fair Labor Standards Act, as amended.

Section 3. Collateral. Each Debtor hereby confirms to the Administrative Agent and each Lender the pledge and grant to the Administrative Agent (for the benefit of each Lender) under the Existing Pledge and Security Agreements of a security interest in, and as collateral security for the prompt payment in full when due (whether at stated maturity, by acceleration or otherwise) of the Secured Obligations, each Debtor hereby pledges and grants to the Administrative Agent, for the benefit of the Lenders as hereinafter provided, a security interest in all of such Debtor's right, title and interest in the following property, whether now owned by such Debtor or hereafter acquired and whether now existing or hereafter coming into existence (all being collectively referred to herein as "Collateral"):

(a) the shares of Capital Stock of the Issuers identified in Annex 1 hereto under the name of such Debtor, including those represented by the certificates identified on such Annex 1 and all other shares of Capital Stock of whatever class of the Issuers, now or hereafter owned by such Debtor, in each case together with any certificates evidencing the same (collectively, the "Pledged Stock");

(b) all shares, securities, moneys or property representing a dividend on any of the Pledged Stock, or representing a distribution or return of capital upon or in respect of the Pledged Stock, or resulting from a split-up, revision, reclassification or other like change of the Pledged Stock or otherwise received in exchange therefor, and any subscription warrants, rights or options issued to the holders of, or otherwise in respect of, the Pledged Stock and all Investment Property (as defined in the Uniform Commercial Code);

(c) without affecting the obligations of such Debtor under any provision prohibiting such action hereunder or under the Credit Agreement, in the event of any consolidation or merger in which an Issuer is not the surviving company, all shares of each class of the Capital Stock of the successor company (unless such successor company is such Debtor itself) formed by or resulting from such consolidation or merger (the Pledged Stock, together with all other certificates, shares, securities, properties or moneys as may from time to time be pledged hereunder pursuant to clause (a) or (b) above and this clause (c) being herein collectively called the "Stock Collateral");

(d) all accounts, general intangibles and payment intangibles (each as defined in the Uniform Commercial Code) of such Debtor constituting any right to the payment of money, including (but not limited to) all moneys due and to become due to such Debtor in respect of any loans or advances or for Inventory or Equipment or other goods sold or leased or for services rendered, all moneys due and to become due to such Debtor under any guarantee (including a letter of credit) of the purchase price of Inventory or Equipment sold by such Debtor and all tax refunds (such accounts, general intangibles and moneys due and to become due being herein called collectively "Accounts");

(e) all documents, instruments, chattel paper (including, without limitation, electronic chattel paper), letters of credit, letter of credit rights or supporting obligations (each as defined in the Uniform Commercial Code) of such Debtor including without limitation, those evidencing, representing, arising from or existing in respect of, relating to, securing or otherwise supporting the payment of, any of the Accounts, including (but not limited to) promissory notes, drafts, bills of exchange and trade acceptances (herein collectively called "Instruments");

(f) all inventory (as defined in the Uniform Commercial Code) of such Debtor, including Motor Vehicles held by such Debtor for lease (including lease to Subsidiaries of the Debtors), fuel, tires and other spare parts, all goods obtained by such Debtor in exchange for such inventory, and any products made or processed from such inventory including all substances, if any, commingled therewith or added thereto (herein collectively called "Inventory");

     (g) all Intellectual Property, all software (as defined in the Uniform Commercial Code, the "Software") and all other accounts or general intangibles not constituting Intellectual Property or Accounts;

     (h) all  equipment  and goods  (each as defined in the  Uniform  Commercial
Code) of such Debtor, including all Motor Vehicles (herein collectively called "Equipment");

     (i) each contract and other agreement of such Debtor relating to the sale or other disposition of Inventory or Equipment;

(j) all documents of title (as defined in the Uniform Commercial Code) or other receipts of such Debtor covering, evidencing or representing Inventory or Equipment (herein collectively called "Documents");

(k) all rights, claims and benefits of such Debtor against any Person arising out of, relating to or in connection with Inventory or Equipment purchased by such Debtor, including, without limitation, any such rights, claims or benefits against any Person storing or transporting such Inventory or Equipment;

(l)      the balance from time to time in the Collateral Account;

(m) all commercial tort claims (as defined in the Uniform Commercial Code) as listed on Annex 7 hereto (as such Schedule is amended or supplemented from time to time) (the "Commercial Tort Claims");

(n)      deposit accounts (as defined in the Uniform Commercial Code);

     (o) all other tangible and intangible personal property and fixtures of such Debtor, including, without limitation, all proceeds, products, offspring, accessions, rents, profits, income, benefits, substitutions and replacements of and to any of the property of such Debtor described in the preceding clauses of this Section 3 (including, without limitation, any proceeds of insurance thereon and all causes of action, claims and warranties now or hereafter held by any Debtor in respect of any of the items listed above) and, to the extent related to any property described in said clauses or such proceeds, products and accessions, all books, correspondence, credit files, records, invoices, and other papers, including without limitation all tapes, cards, computer runs and other papers and documents in the possession or under the control of such Debtor or any computer bureau or service company from time to time acting for such Debtor.

Section 4.        Cash Proceeds of Collateral.
---------------------------------------------

4.01 Collateral Account. There is hereby established with the Administrative Agent a cash collateral account (the "Collateral Account") in the name and under the sole dominion and control of the Administrative Agent into which there shall be deposited from time to time the cash proceeds of any of the Collateral (including proceeds of insurance thereon) required to be delivered to the Administrative Agent pursuant hereto and into which the Debtors may from time to time deposit any additional amounts that any of them wishes to pledge to the Administrative Agent for the benefit of the Lenders as additional collateral security hereunder or that, as provided in Section 10 of the Credit Agreement, they are required to pledge as additional collateral security hereunder. The balance from time to time in the Collateral Account shall constitute part of the Collateral hereunder and shall not constitute payment of the Secured Obligations until applied as hereinafter provided. Except as expressly provided in the next sentence, the Administrative Agent shall remit the collected balance outstanding to the credit of the Collateral Account to or upon the order of the respective Debtor as such Debtor through the Parent shall from time to time instruct. However, at any time following the occurrence and during the continuance of an Event of Default, the Administrative Agent may (and, if instructed by the Lenders as specified in Section 11.03 of the Credit Agreement, shall) in its (or their) discretion apply or cause to be applied (subject to collection) the balance from time to time outstanding to the credit of the Collateral Account to the payment of the Secured Obligations in the manner specified in Section 5.09 hereof. The balance from time to time in the Collateral Account shall be subject to withdrawal only as provided herein.

4.02 Proceeds of Accounts. At any time after the occurrence and during the continuance of an Event of Default, each Debtor shall, upon the request of the Administrative Agent, instruct all account debtors and other Persons obligated in respect of all Accounts to make all payments in respect of the Accounts either (a) directly to the Administrative Agent (by instructing that such payments be remitted to a post office box which shall be in the name and under the control of the Administrative Agent) or (b) to one or more other banks in the United States of America (by instructing that such payments be remitted to a post office box which shall be in the name and under the control of the Administrative Agent) under arrangements, in form and substance satisfactory to the Administrative Agent pursuant to which such Debtor shall have irrevocably instructed each other bank (and such other bank shall have agreed) to remit all proceeds of such payments directly to the Administrative Agent for deposit into the Collateral Account. All payments made to the Administrative Agent, as provided in the preceding sentence, shall be immediately deposited in the Collateral Account. In addition to the foregoing, each Debtor agrees that, at any time after the occurrence and during the continuance of an Event of Default, if the proceeds of any Collateral hereunder (including the payments made in respect of Accounts) shall be received by it, such Debtor shall, upon the request of the Administrative Agent, as promptly as possible deposit such proceeds into the Collateral Account. Until so deposited, all such proceeds shall be held in trust by such Debtor for and as the property of the Administrative Agent and shall not be commingled with any other funds or property of such Debtor.

4.03 Investment of Balance in Collateral Account. Amounts on deposit in the Collateral Account shall be invested from time to time in such Permitted Investments as the respective Debtor (or, after the occurrence and during the continuance of a Default, the Administrative Agent) shall determine, which Permitted Investment shall be held in the name and be under the control of the Administrative Agent, provided that (a) at any time after the occurrence and during the continuance of an Event of Default, the Administrative Agent may (and, if instructed by the Lenders as specified in Section 11.03 of the Credit Agreement, shall) in its (or their) discretion at any time and from time to time elect to liquidate any such Permitted Investments and to apply or cause to be applied the proceeds thereof to the payment of the Secured Obligations in the manner specified in Section 5.09 hereof and (b) if requested by the respective Debtor through the Borrowers, such Permitted Investments may be held in the name and under the control of one or more of the Lenders (and in that connection each Lender, pursuant to Section 11.10 of the Credit Agreement) has agreed that such Permitted Investments shall be held by such Lender as a collateral sub-agent for the Administrative Agent hereunder).

4.04 Cash Collateral for Letter of Credit Liabilities. Amounts deposited into the Collateral Account as cash collateral for Letter of Credit Liabilities pursuant to Section 10 of the Credit Agreement shall be held by the Administrative Agent in a separate sub-account (designated "Letter of Credit Liabilities Sub-Account") and all amounts held in such sub-account shall constitute collateral security first for the Letter of Credit Liabilities outstanding from time to time and second as collateral security for the other Secured Obligations hereunder.

Section 5. Further Assurances; Remedies. In furtherance of the grant of the pledge and security interest pursuant to Section 3 hereof, the Debtors hereby jointly and severally agree with each Lender and the Administrative Agent as follows:

5.01     Delivery and Other Perfection.  Each Debtor shall:
--------------------------------------

     (a) if any of the shares, securities, moneys or property required to be pledged by such Debtor under clauses (a), (b) and (c) of Section 3 hereof are received by such Debtor, forthwith either (i) transfer and deliver to the Administrative Agent such shares or securities so received by such Debtor (together with the certificates for any such shares and securities duly endorsed in blank or accompanied by undated stock powers duly executed in blank), all of which thereafter shall be held by the Administrative Agent, pursuant to the terms of this Agreement, as part of the Collateral or (ii) take such other action as the Administrative Agent shall deem necessary or appropriate to duly record the Lien created hereunder in such shares, securities, moneys or property in said clauses (a), (b) and (c);

     (b) deliver and pledge to the Administrative Agent any and all Instruments, endorsed and/or accompanied by such instruments of assignment and transfer in such form and substance as the Administrative Agent may request provided that so long as no Default shall have occurred and be continuing, such Debtor may retain for collection in the ordinary course any Instruments received by such Debtor in the ordinary course of business and the Administrative Agent shall, promptly upon request of such Debtor through the Borrowers, make appropriate arrangements for making any Instrument pledged by such Debtor available to such Debtor for purposes of presentation, collection a renewal (any such arrangement to be effected, to the extent deemed appropriate by the Administrative Agent, against trust receipt or like document);

     (c) give, execute, deliver, file and/or record any financing statement, notice, instrument, document, agreement or other papers that may be necessary or desirable (in judgement of the Administrative Agent) to create, preserve, perfect or validate the security interest granted pursuant hereto or to enable the Administrative Agent to exercise and enforce its rights hereunder with respect to such pledge and security interest, including, without limitation, causing any or all of the Stock Collateral to be transferred of record into the name of the Administrative Agent or its nominee (and the Administrative Agent agrees that if any Stock Collateral is transferred into its name or the name of its nominee, the Administrative Agent will thereafter promptly give to the respective Debtor copies of any notices and communications received by it with respect to the Stock Collateral pledged by such Debtor hereunder), provided that notices to account debtors in respect of any Accounts or Instruments shall be subject to the provisions of clause (i) below;

(d) without limiting the obligations of such Debtor under Section 5.04(c) hereof, upon the acquisition after the date hereof by such Debtor of any Equipment covered by a certificate of title or ownership, at the request of the Administrative Agent, cause the Administrative Agent to be listed as the lienholder on such certificate of title and within 120 days of such request deliver evidence of the same to the Administrative Agent;

(e) keep full and accurate books and records relating to the Collateral, and stamp or otherwise mark such books and records in such manner as the Administrative Agent may reasonably require in order to reflect the security interests granted by this Agreement;

(f) furnish to the Administrative Agent from time to time (but, unless a Default shall have occurred and be continuing, no more frequently than quarterly) statements and schedules further identifying and describing the Copyright Collateral, the Patent Collateral and the Trademark Collateral, respectively, and such other reports in connection with the Copyright Collateral, the Patent Collateral and the Trademark Collateral, as the Administrative Agent may reasonably request, all in reasonable detail;

     (g) (i) within 15 days after the date hereof, deliver to the Administrative Agent amendments to Annexes 2, 3, 4 and 5 hereto such that said Annexes 2, 3 and 4, respectively, set forth under the name of each Debtor a complete and correct list of all Copyrights, Patents and Trademarks owned by such Debtor on the date hereof and said Annex 5 sets forth a complete and correct list of all licenses and other user agreements included in the Intellectual Property on the date hereof, and (ii) promptly upon request of the Administrative Agent, following receipt by the Administrative Agent of any statements, schedules or reports pursuant to clause (f) above, modify this Agreement by amending Annexes 2, 3 and/or 4 hereto, as the case may be, to include any Copyright, Patent or Trademark that becomes part of the Collateral under this Agreement;

(h) permit representatives of the Administrative Agent, upon reasonable notice, at any time during normal business hours to inspect and make abstracts from its books and records pertaining to the Collateral, and permit representatives of the Administrative Agent to be present at such Debtor's place of business to receive copies of all communications and remittances relating to the Collateral, and forward copies of any notices or communications received by such Debtor with respect to the Collateral, all in such manner as the Administrative Agent may require;

(i) upon the occurrence and during the continuance of any Event of Default, upon request of the Administrative Agent, promptly notify (and such Debtor hereby authorizes the Administrative Agent so to notify) each account debtor in respect of any Accounts or Instruments that such Collateral has been assigned to the Administrative Agent hereunder, and that any payments due or to become due in respect of such Collateral are to be made directly to the Administrative Agent;

(j) promptly after such Debtor shall acquire or form any Subsidiary (other than a Subsidiary that is not required to become a Subsidiary Guarantor pursuant to Section 9.1 6(a) of the Credit Agreement), deliver to the Administrative Agent an amendment to Annex 1 hereto, such that after giving effect to such acquisition or formation, the representations set forth in Sections 2(b) and (c) hereof (assuming that each reference to "the date hereof" therein referred to the date of such acquisition or formation) shall be true and complete as of such date; and

(k) if any Debtor shall at any time acquire a Commercial Tort Claim, such Debtor shall immediately notify the Administrative Agent in a writing signed by such Debtor of the details thereof and grant the Administrative Agent for the benefit of the Lenders in such writing a security interest therein and in the proceeds thereof, with such writing to be in form and substance satisfactory to the Administrative Agent and such writing shall constitute a supplement to Annex 7 hereto.

5.02 Other Financing Statements and Liens. Except as otherwise permitted under
Section 9.06 of the Credit Agreement, without the prior written consent of the Administrative Agent (granted with the authorization of the Lenders as specified in Section 11.09 of the Credit Agreement), no Debtor shall file or suffer to be on file, or authorize or permit to be filed or to be on file, in any jurisdiction, any financing statements or like instrument with respect to Collateral in which the Administrative Agent is not named as the sole secured party for the benefit of the Lenders.

5.03 Preservation of Rights. The Administrative Agent shall not be required to take steps necessary to preserve any rights against prior parties to any of the Collateral.

5.04     Special Provisions Relating to Certain Collateral.
----------------------------------------------------------

(a)      Stock Collateral.
-------------------------

(1) The Debtors will cause the Stock Collateral to constitute at all times 100% of the total number of shares of each class of Capital Stock of each Issuer then outstanding.

(2) So long as no Event of Default shall have occurred and be continuing, the Debtors shall have the right to exercise all voting, consensual and other powers of ownership pertaining to the Stock Collateral for all purposes not inconsistent with the terms of this Agreement, the Credit Agreement, the Notes or any other instrument or agreement referred to herein or therein, provided that the Debtors jointly and severally agree that they will not vote the Stock Collateral in any manner that is inconsistent with the terms of this Agreement, the Credit Agreement, the Notes or any such other instrument or agreement; and the Administrative Agent shall execute and deliver to the Debtors or cause to be executed and delivered to the Debtors all such proxies, powers of attorney, dividend and other orders, and all such instruments, without recourse, as the Debtors may reasonably request for the purpose of enabling the Debtors to exercise the rights and powers that they are entitled to exercise pursuant to this Section 5.04(a)(2).

(3) Unless and until an Event of Default has occurred and is continuing, the Debtors shall be entitled to receive and retain any dividends on the Stock Collateral paid in cash out of earned surplus.

(4) If any Event of Default shall have occurred, then so long as such Event of Default shall continue, and whether or not the Administrative Agent or any Lender exercises any available right to declare any Secured Obligation due and payable or seeks or pursues any other relief or remedy available to it under applicable law or under this Agreement, the Credit Agreement, the Notes or any other agreement relating to such Secured Obligation, all dividends and other distributions on the Stock Collateral shall be paid directly to the Administrative Agent and retained by it in the Collateral Account as part of the Stock Collateral, subject to the terms of this Agreement, and, if the Administrative Agent shall so request in writing, the Debtors jointly and severally agree to execute and deliver to the Administrative Agent appropriate additional dividend, distribution and other orders and documents to that end, provided that if such Event of Default is cured, any such dividend or distribution theretofore paid to the Administrative Agent shall, upon request of the Debtors (except to the extent theretofore applied to the Secured Obligations), be returned by the Administrative Agent to the Debtors.

(b)      Intellectual Property.
------------------------------

(1) For the purpose of enabling the Administrative Agent to exercise rights and remedies under Section 5.05 hereof at such time as the Administrative Agent shall be lawfully entitled to exercise such rights and remedies, and for no other purpose, each Debtor hereby grants to the Administrative Agent, to the extent assignable, an irrevocable, non-exclusive license (exercisable without payment of royalty or other compensation to such Debtor) to use, assign, license or sublicense any of the Intellectually Property now owned or hereafter acquired by such Debtor, wherever the same may be located, including in such license reasonable access to all media in which any of the licensed items may be recorded or stored and to all computer programs used for the compilation or printout hereof.

(2) Notwithstanding anything contained herein to the contrary, but subject to the provisions of Section 9.05(c) of the Credit Agreement that limit the right of the Debtors to dispose of their property, so long as no Event of Default shall have occurred and exists, the Debtors will be permitted to exploit, use, enjoy, protect, license, sublicense, assign, sell, dispose of or take other actions with respect to the Intellectual Property in the ordinary course of the business of the Debtors. In furtherance of the foregoing, unless an Event of Default shall have occurred and exists, the Administrative Agent shall from time to time, upon the request of the respective Debtor through the Parent, execute and deliver any instruments, certificates or other documents, in the form so requested, that such Debtor through the Parent shall have certified are appropriate (in their judgment) to allow them to take any action permitted above (including relinquishment of the license provided pursuant to clause (1) immediately above as to any specific Intellectual Property). Further, upon the payment in full of all of the Secured Obligations and cancellation or termination of the Commitments and Letter of Credit Liabilities or earlier expiration of this Agreement or release of the Collateral, the Administrative Agent shall grant back to the Debtors the license granted pursuant to clause (1) immediately above. The exercise of rights and remedies under Section 5.05 hereof by the Administrative Agent shall not terminate the rights of the holders of any licenses or sublicenses theretofore granted by the Debtors in accordance with the first sentence of this clause (2).

(c) Motor Vehicles. Each Debtor shall, upon the request of the Administrative Agent, deliver to the Administrative Agent originals of the certificates of title or ownership for the Motor Vehicles owned by it with the Administrative Agent listed as lienholder and take such other action as the Administrative Agent shall deem appropriate to perfect the security interest created hereunder in all such Motor Vehicles.

     5.05 Events of Default, Etc. During the period during which an Event of Default shall have occurred and exists:

(a) each Debtor shall, at the request of the Administrative Agent, assemble the Collateral owned by it at such place or places, reasonably convenient to both the Administrative Agent and such Debtor, designated in its request;

(b) the Administrative Agent may make any reasonable compromise or settlement deemed desirable with respect to any of the Collateral and may extend the time of payment, arrange for payment in installments, or otherwise modify the terms of, any of the Collateral;

     (c) the Administrative Agent shall have all of the rights and remedies with respect to the Collateral of a secured party under the Uniform Commercial Code (whether or not said Code is in effect in the jurisdiction where the rights and remedies are asserted) and such additional rights and remedies to which a secured party is entitled under the laws in effect in any jurisdiction where any rights and remedies hereunder may be asserted, including, without limitation, the right, to the maximum extent permitted by law, to exercise all voting, consensual and other powers of ownership pertaining to the Collateral as if the Administrative Agent were the sole and absolute owner thereof (and each Debtor agrees to take all such action as may be appropriate to give effect to such right);

(d) the Administrative Agent in its discretion may, in its name or in the name of the Debtors or otherwise, demand, sue for, collect or receive any money or property at any time payable or receivable on account of or in exchange for any of the Collateral, but shall be under no obligation to do so; and

     (e) the Administrative Agent may, upon ten business days' prior written notice to the Debtors of the time and place, with respect to the Collateral or any part thereof that shall then be or shall thereafter come into the possession, custody or control of the Administrative Agent, the Lenders or any of their respective agents, sell, lease, assign or otherwise dispose of all or any part of such Collateral, at such place or places as the Administrative Agent deems best, and for cash or for credit or for future delivery (without thereby assuming any credit risk), at public or private sale, without demand of performance or notice of intention to effect any such disposition or of the time or place thereof (except such notice as is required above or by applicable statute and cannot be waived), and the Administrative Agent or any Lender or anyone else may be the purchaser, lessee, assignee or recipient of any or all of the Collateral so disposed of at any public sale (or, to the extent permitted by law, at any private sale) and thereafter hold the same absolutely, free from any claim or right of whatsoever kind, including any right or equity of redemption (statutory or otherwise), of the Debtors, any such demand, notice and right or equity being hereby expressly waived and released. In the event of any sale, assignment, or other disposition of any of the Trademark Collateral, the goodwill connected with and symbolized by the Trademark Collateral subject to such disposition shall be included, and the Debtors shall supply to the Administrative Agent or its designee, for inclusion in such sale, assignment or other disposition, all Intellectual Property relating to such Trademark Collateral. The Administrative Agent may, without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by announcement at the time and place fixed for the sale, and such sale may be made at any time or place to which the sale may be so adjourned.

The proceeds of each collection, sale or other disposition under this Section 5.05, including by virtue of the exercise of the license granted to the Administrative Agent in Section 5.04(b) hereof, shall be applied in accordance with Section 5.09 hereof.

                  The Debtors recognize that, by reason of certain prohibitions contained in the Securities Act of 1933, as amended, and applicable state securities laws, the Administrative Agent may be compelled, with respect to any sale of all or any part of the Collateral, to limit purchasers to those who will agree, among other things, to acquire the Collateral for their own account, for investment and not with a view to the distribution or resale thereof. The Debtors acknowledge that any such private sales may be at prices and on terms less favorable to the Administrative Agent than those obtainable through a public sale without such restrictions, and, notwithstanding such circumstances, agree that any such private sale shall be deemed to have been made in a commercially reasonable manner and that the Administrative Agent shall have no obligation to engage in public sales and no obligation to delay the sale of any Collateral for the period of time necessary to permit the respective Issuer or issuer thereof to register it for public sale.

5.06 Deficiency. If the proceeds of sale, collection or other realization of or upon the Collateral pursuant to Section 5.05 hereof are insufficient to cover the costs and expenses of such realization and the payment in full of the Secured Obligations, the Debtors shall remain liable for any deficiency.

5.07 Removals, Etc. Without at least 30 days' prior written notice to the Administrative Agent, no Debtor shall (i) maintain any of its books and records with respect to the Collateral at any office or maintain its principal place of business at any place, or permit any Inventory or Equipment to be located anywhere, other than at the address indicated beneath the signature of the Parent to the Credit Agreement or at one of the locations identified in Annex 6 hereto under its name or in transit from one of such locations to another, (ii) change its name, or the name under which it does business, from the name shown on the signature pages hereto, (iii) change its jurisdiction of incorporation, formation or organization, as applicable, (iv) in one, or a series of related transactions, merge or consolidate with any other entity, the survivor of which is not such Debtor, or (v) sell all or substantially all of its assets.

5.08 Private Sale. The Administrative Agent and the Lenders shall incur no liability as a result of the sale of the Collateral, or any part thereof, at any private sale pursuant to Section 5.05 hereof conducted in a commercially reasonable manner. Each Debtor hereby waives any claims against the Administrative Agent or any Lender arising by reason of the fact that the price at which the Collateral may have been sold at such a private sale was less than the price that might have been obtained at a public sale or was less than the aggregate amount of the Secured Obligations.

5.09 Application of Proceeds. Except as otherwise herein expressly provided and except as provided below in this Section 5.09, the proceeds of any collection, sale or other realization of all or any part of the Collateral pursuant hereto, and any other cash at the time held by the Administrative Agent under Section 4 hereof or this Section 5, shall be applied by the Administrative Agent:

                  First, to the payment of the costs and expenses of such collection, sale or other realization, including reasonable out-of-pocket costs and expenses of the Administrative Agent and the fees and expenses of its agents and counsel, and all expenses incurred and advances made by the Administrative Agent in connection therewith;

                  Next, to the payment in full of the Secured Obligations, in each case equally and ratably in accordance with the respective amounts thereof then due and owing or as the Lenders holding the same may otherwise agree; and

                  Finally, to the payment to the respective Debtor, or their respective successors or assigns, or as a court of competent jurisdiction may direct, of any surplus then remaining.

Notwithstanding the foregoing, the proceeds of any cash or other amounts held in the "Letter of Credit Liabilities Sub-Account" of the Collateral Account pursuant to Section 4.04 hereof shall be applied first to the Letter of Credit Liabilities outstanding from time to time and second to the other Secured Obligations in the manner provided above in this Section 5.09.

                  As used in this Section 5, "proceeds" of Collateral shall mean cash, securities and other property realized in respect of, and distributions in kind of, Collateral, including any thereof received under any reorganization, liquidation or adjustment of debt of the Debtors or any issuer of or obligor on any of the Collateral.

5.10 Attorney-in-Fact. Without limiting any rights or powers granted by this Agreement to the Administrative Agent while no Event of Default has occurred and is continuing, upon the occurrence and during the continuance of any Event of Default the Administrative Agent is hereby appointed the attorney-in-fact of each Debtor for the purpose of carrying out the provisions of this Agreement (including, without limitation, this Section 5) and taking any action and executing any instruments that the Administrative Agent may deem necessary or advisable to accomplish the purposes hereof, which appointment as attorney-in-fact is irrevocable and coupled with an interest. Without limiting the generality of the foregoing, so long as the Administrative Agent shall be entitled under this Section 5 to make collections in respect of the Collateral, the Administrative Agent shall have the right and power to receive, endorse and collect all checks made payable to the order of any Debtor representing any dividend, payment or other distribution in respect of the Collateral or any part thereof and to give full discharge for the same.

5.11 Perfection. Prior to or concurrently with the execution and delivery of this Agreement, each Debtor shall (i) file such financing statements and other documents in such offices as the Administrative Agent may request to perfect the security interests granted by Section 3 hereof, (ii) to the extent requested by the Administrative Agent, cause the Administrative Agent to be listed as the lienholder on all certificates of title or ownership relating to Motor Vehicles owned by such Debtor and (iii) deliver to the Administrative Agent all certificates identified in Annex 1 hereto, accompanied by undated stock powers duly executed in blank.

5.12 Termination. When all Secured Obligations shall have been paid in full and the Commitments of the Lenders under the Credit Agreement and all Letter of Credit Liabilities shall have expired or been terminated, this Agreement shall terminate, and the Administrative Agent shall forthwith cause to be assigned, transferred and delivered, against receipt but without any recourse, warranty or representation whatsoever, any remaining Collateral and money received in respect thereof, to or on the order of the respective Debtor and to be released and canceled all licenses and rights referred to in Section 5.04(b) hereof. The Administrative Agent shall also execute and deliver to the respective Debtor upon such termination such Uniform Commercial Code termination statements, certificates for terminating the Liens on the Motor Vehicles and such other documentation as shall be reasonably requested by the respective Debtor to effect the termination and release of the Liens on the Collateral.

5.13 Further Assurances. Each Debtor agrees that, from time to time upon the written request of the Administrative Agent, such Debtor will execute and deliver such further documents and do such other acts and things as the Administrative Agent may be reasonably request in order fully to effect the purposes of this Agreement.

5.14 Release of Motor Vehicles. So long as no Default shall have occurred and be continuing, upon the request of any Debtor, the Administrative Agent shall execute and deliver to such Debtor such instruments as such Debtor shall reasonably request to remove the notation of the Administrative Agent as lienholder on any certificates of title for any Motor Vehicle; provided that any such instruments shall be delivered, and the release effective, only upon receipt by the Administrative Agent of a certificate from such Debtor stating that the Motor Vehicle the lien on which is to be released is to be sold or has suffered a casualty loss (with title thereto passing to the casualty insurance company therefor in settlement of the claim for such loss).

Section 6.        Miscellaneous.
-------------------------------

6.01 No Waiver. No failure on the part of the Administrative Agent or any Lender to exercise, and no course of dealing with respect to, and no delay in exercising, any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the Administrative Agent or Lender of any right, power or remedy hereunder preclude any other or further exercise thereof or the exercise of any other right, power or remedy. The remedies herein are cumulative and are not exclusive of any remedies provided by law.

6.02 Notices. All notices, requests, consents and demands hereunder shall be in writing and telecopied or delivered to the intended recipient at its "Address for Notices" specified pursuant to Section 12.02 of the Credit Agreement and shall be deemed to have been given at the times specified in said Section 12.02.

6.03 Expenses. The Debtors jointly and severally agree to reimburse each of the Lenders and the Administrative Agent for all reasonable costs and expenses of the Lenders and the Administrative Agent (including, without limitation, the reasonable fees and expenses of legal counsel) in connection with (i) any Default and any enforcement or collection proceeding resulting therefrom, including, without limitation, all manner of participation in or other involvement with (w) performance by the Administrative Agent of any obligations of the Debtors in respect of the Collateral that the Debtors have failed or refused to perform, (x) bankruptcy, insolvency, receivership, foreclosure, winding up or liquidation proceedings, or any actual or attempted sale, or any exchange, enforcement, collection, compromise or settlement in respect of any of the Collateral, and for the care of the Collateral and defending or asserting rights and claims of the Administrative Agent in respect thereof, by litigation or otherwise, including expenses or insurance, (y) judicial or regulatory proceedings and (z) workout, restructuring or other negotiations or proceedings (whether or not the workout, restructuring or transaction contemplated thereby is consummated) (ii) the enforcement of this Section 6.03, and all such costs and expenses shall be Secured Obligations entitled to the benefits of the collateral security provided pursuant to Section 3 hereof.

6.04 Amendments, Etc. The terms of this Agreement may be waived, altered or amended only by an instrument in writing duly executed by each Debtor and the Administrative Agent (with the consent of the Lenders as specified in Section
11.09 of the Credit Agreement). Any such amendment or waiver shall be binding upon the Administrative Agent and each Lender, each holder of any of the Secured Obligations and each Debtor.

6.05 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the respective successors and assigns of each Debtor, the Administrative Agent, the Lenders and each holder of any of the Secured Obligations (provided, however, that no Debtor shall assign or transfer its rights hereunder without the prior written consent of the Administrative Agent).

6.06 Captions. The captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Agreement.

6.07 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

     6.08 Governing Law. This Agreement shall be governed by, and construed in accordance with, the law of the State of New York.

6.09 Agents and Attorneys-in-Fact. The Administrative Agent may employ agents and attorneys-in-fact in connection herewith and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it in good faith.

6.10 Severability. If any provision hereof is invalid and unenforceable in any jurisdiction, then, to the fullest extent permitted by law, (i) the other provisions hereof shall remain in full force and effect in such jurisdiction and shall be liberally construed in favor of the Administrative Agent and the Lenders in order to carry out the intentions of the parties hereto as nearly as may be possible and (ii) the invalidity or unenforceability of any provision hereof in any jurisdiction shall not affect the validity or enforceability of such provision in any other jurisdiction.

                      [SIGNATURES APPEAR ON FOLLOWING PAGE]

                  [SIGNATURE PAGE 1 OF 4 TO THE SECOND AMENDED
                   AND RESTATED PLEDGE AND SECURITY AGREEMENT]

         IN WITNESS WHEREOF, the parties hereto have caused this Pledge and Security Agreement to be duly executed and delivered as of the day and year first above written.

                              THE PARENT
                              ----------
                              COMMONWEALTH INDUSTRIES, INC.


                              By:
                              -----------------------------------------------
                                      Name:
                                     Title:


                              BORROWERS

                              COMMONWEALTH ALUMINUM CORPORATION


                              By:
                              -----------------------------------------------
                                      Name:
                                     Title:


                              CI HOLDINGS, INC.


                              By:
                              -----------------------------------------------
                                      Name:
                                     Title:

                  [SIGNATURE PAGE 2 OF 4 TO THE SECOND AMENDED
                   AND RESTATED PLEDGE AND SECURITY AGREEMENT]


                              CA LEWISPORT, INC.


                              By:
                              ------------------------------------------------
                                      Name:
                                     Title:


                              COMMONWEALTH ALUMINUM LEWISPORT,
                                      LLC

                              By:  CA LEWISPORT, INC., its managing member


                              By:
                              ------------------------------------------------
                                      Name:
                                     Title:


                               ALFLEX CORPORATION


                               By:
                               -----------------------------------------------
                                      Name
                                     Title:


                               COMMONWEALTH ALUMINUM CONCAST, INC.


                               By:
                               -----------------------------------------------
                                      Name:
                                     Title:

                  [SIGNATURE PAGE 3 OF 4 TO THE SECOND AMENDED
                   AND RESTATED PLEDGE AND SECURITY AGREEMENT]

                               COMMONWEALTH ALUMINUM METALS, LLC

                               By:  COMMONWEALTH ALUMINUM LEWISPORT, LLC

                               By:  CA LEWISPORT, INC., its managing member


                               By:
                               -----------------------------------------
                                      Name:
                                     Title:


                               SUBSIDIARY GUARANTORS

                               COMMONWEALTH ALUMINUM SALES CORPORATION


                               By:
                               -------------------------------------------
                                      Name:
                                     Title:


                               ALFLEX E1 LLC

                               By:  ALFLEX CORPORATION, its sole member


                               By:
                               --------------------------------------------
                                      Name:
                                     Title:

                  [SIGNATURE PAGE 4 OF 4 TO THE SECOND AMENDED
                   AND RESTATED PLEDGE AND SECURITY AGREEMENT]

                      COMMONWEALTH ALUMINUM TUBE ENTERPRISES, LLC

                      By:  COMMONWEALTH ALUMINUM CONCAST, INC., its sole member


                      By:
                      --------------------------------------------------
                                      Name:
                                     Title:

                      THE ADMINISTRATIVE AGENT

                      PNC BANK, NATIONAL ASSOCIATION,
                      as Administrative Agent


                      By:
                      ---------------------------------------------------
                                      Name:
                                     Title:

                                Credit Agreement
                              Revolving Credit Note
                                EXHIBIT 1.01 (R)

                         [Form of Revolving Credit Note]

                      AMENDED AND RESTATED PROMISSORY NOTE

$_______________                                   __________ __, 2002
                                                 Pittsburgh, Pennsylvania

                  FOR VALUE RECEIVED, each of COMMONWEALTH ALUMINUM CORPORATION, ALFLEX CORPORATION, COMMONWEALTH ALUMINUM CONCAST, INC., CI HOLDINGS, INC., CA LEWISPORT, INC., COMMONWEALTH ALUMINUM LEWISPORT, LLC and COMMONWEALTH ALUMINUM METALS, LLC (each a "Revolving Credit Borrower" and, collectively, the "Revolving Credit Borrowers"), hereby promises, jointly and severally, to pay to __________________ (the "Lender"), for account of its respective Applicable Lending Offices provided for by the Credit Agreement referred to below, at the principal Pittsburgh office of PNC Bank, National Association at 249 Fifth Avenue, Pittsburgh, PA 15222-2707, the principal sum of _______________ Dollars (or such lesser amount as shall equal the aggregate unpaid principal amount of the Revolving Credit Loans made by the Lender to the Revolving Credit Borrowers under the Credit Agreement), in lawful money of the United States of America and in immediately available funds, on the dates and in the principal amounts provided in the Credit Agreement, and to pay interest on the unpaid principal amount of each such Revolving Credit Loan, at such office, in like money and funds, for the period commencing on the date of such Revolving Credit Loan until such Revolving Credit Loan shall be paid in full, at the rates per annum and on the dates provided in the Credit Agreement.

                  The date, amount, Type, interest rate and duration of Interest Period (if applicable) of each Revolving Credit Loan made by the Lender to the Revolving Credit Borrowers, and each payment made on account of the principal thereof, shall be recorded by the Lender on its books and, prior to any transfer of this Note, endorsed by the Lender on the schedule attached hereto or any continuation thereof, provided that the failure of the Lender to make any such recordation or endorsement shall not affect the obligations of the Revolving Credit Borrowers to make a payment when due of any amount owing under the Credit Agreement or hereunder in respect of the Revolving Credit Loans made by the Lender.

                  This Note is one of the Notes referred to in the Third Amended and Restated Credit Agreement dated as of March 21, 2002 (as so amended and restated and as further modified and supplemented and in effect from time to time, the "Credit Agreement") between Commonwealth Industries, Inc., the Revolving Credit Borrowers, the Subsidiary Guarantors party thereto, the lenders party thereto (including the Lender) and PNC Bank, National Association, as Administrative Agent, and evidences Revolving Credit Loans made by the Lender to the Revolving Credit Borrowers thereunder. Terms used but not defined in this Note have the respective meanings assigned to them in the Credit Agreement.

                  The Credit Agreement provides for the acceleration of the maturity of this Note upon the occurrence of certain events and for prepayments of Loans upon the terms and conditions specified therein.

                  Except as permitted by Section 12.06 of the Credit Agreement, this Note may not be assigned by the Lender to any other Person.

                  THIS AMENDED AND RESTATED REVOLVING CREDIT NOTE AND THE OTHER REVOLVING CREDIT NOTES OF EVEN DATE HEREWITH REPLACE THOSE CERTAIN REVOLVING CREDIT NOTES DATED AS OF _______________ PAYABLE BY THE REVOLVING CREDIT BORROWERS. THIS AMENDED AND RESTATED REVOLVING CREDIT NOTE IS NOT INTENDED TO CONSTITUTE, AND DOES NOT CONSTITUTE, A SATISFACTION OF THE OBLIGATIONS REPRESENTED BY THE PRIOR NOTES.

                      [SIGNATURES APPEAR ON FOLLOWING PAGE]

               [SIGNATURE PAGE 1 OF 2 TO THE REVOLVING CREDIT NOTE


     This Note shall be governed by, and construed in accordance with, the law of the State of New York.

                      BORROWERS:
                      ---------

                      COMMONWEALTH ALUMINUM CORPORATION



                      By:
                      --------------------------------------------------------
                                      Name:
                                     Title:

                      ALFLEX CORPORATION



                      By:
                      --------------------------------------------------------
                                      Name:
                                     Title:

                      COMMONWEALTH ALUMINUM CONCAST, INC.



                      By:
                      --------------------------------------------------------
                                      Name:
                                     Title:

                      CA LEWISPORT, INC.



                      By:
                      --------------------------------------------------------
                                      Name:
                                     Title:



                      CI HOLDINGS, INC.



                      By:
                      --------------------------------------------------------
                                      Name:
                                     Title:

               [SIGNATURE PAGE 2 OF 2 TO THE REVOLVING CREDIT NOTE

                      COMMONWEALTH ALUMINUM LEWISPORT, LLC

                      By:  CA LEWISPORT, INC., its managing member

                      By:
                      --------------------------------------------------------
                                      Name:
                                     Title:



                      COMMONWEALTH ALUMINUM METALS, LLC

                      By:  COMMONWEALTH ALUMINUM LEWISPORT, LLC

                      By:  CA LEWISPORT, INC., its managing member

                      By
                      ---------------------------------------------------
                                      Name:
                                     Title:

                       SCHEDULE OF REVOLVING CREDIT LOANS

                  This Note evidences Revolving Credit Loans made, Continued or Converted under the within-described Credit Agreement to the Revolving Credit Borrowers, on the dates, in the principal amounts, of the Types, bearing interest at the rates and having Interest Periods (if applicable) of the durations set forth below, subject to the payments, Continuations, Conversions and prepayments of principal set forth below:



                                                             Amount Paid,
Date Made,    Principal                         Duration of    Prepaid,       Unpaid
Continued or  Amount of  Type of                  Interest   Continued or    Principal    Notation
Converted     Loan       Loan      Interest Rate  Period      Converted       Amount      Made by
---------     ----       ----      -------------  ------     ------------     ------      -------

                                Credit Agreement
                               EXHIBIT 1.01(S)(1)

                                     FORM OF
                               SWING LOAN REQUEST


TO: PNC Bank, National Association, Administrative Agent One PNC Plaza, 4th Floor Annex
                  249 Fifth Avenue
                  Pittsburgh, PA 15222-2707
                      Telephone No.:  (412) 762-7638
                      Telecopier No.: (412) 762-8672
                  Attn:  Rini Davis

     FROM: COMMONWEALTH INDUSTRIES, INC. (the "Parent"), CI HOLDINGS, INC., COMMONWEALTH ALUMINUM CORPORATION, CA LEWISPORT, INC., COMMONWEALTH ALUMINUM LEWISPORT, LLC, ALFLEX CORPORATION, COMMONWEALTH ALUMINUM METALS, LLC, AND COMMONWEALTH ALUMINUM CONCAST, INC.

     RE: Third Amended and Restated Credit Agreement (as amended, restated, supplemented or modified from time to time, the "Credit Agreement") dated as of March 21, 2002 by and among COMMONWEALTH INDUSTRIES, INC. (the "Parent"), CI HOLDINGS, INC., COMMONWEALTH ALUMINUM CORPORATION, CA LEWISPORT, INC., COMMONWEALTH ALUMINUM LEWISPORT, LLC, ALFLEX CORPORATION, COMMONWEALTH ALUMINUM METALS, LLC, AND COMMONWEALTH ALUMINUM CONCAST, INC. (each a "Borrower and collectively, the "Borrowers"), the Subsidiary Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as administrative agent (the "Administrative Agent")


         Pursuant to Section [2.01][4.05] of the Credit Agreement, the undersigned hereby irrevocably makes the following [Swingline Loan Request/notice of prepayment of a Swingline Loan]:

         1. Aggregate Principal Amount of Swingline Loan (may not be less than $1,000,000 and must be an integral
                    multiple of $100,000)        U.S. $_______________

         2. Proposed Borrowing Date/date of prepayment (which date shall be on or after the date on which the Administrative Agent receives this Loan Request, with such Loan Request to be received no later than 12:00 noon, Pittsburgh, Pennsylvania time on the Borrowing Date/date of prepayment):____________

         3. The term of the Swing Loan shall be (may be no less than one day and no longer than three days)_______________

     4. As of the date hereof and the date of making of the Swingline Loan or prepayment of a Swingline Loan, as applicable: the Borrowers have performed and complied with all covenants and conditions of the Credit Agreement, the representations and warranties contained in Article 8 of the Credit Agreement are and will be true and correct (except representations and warranties which expressly relate solely to an earlier date or time, which representations and warranties were true and correct on and as of the specific dates or times referred to therein); no Default has occurred and is continuing or shall exist; and with respect to making of a Swingline Loan, the making of the Loans shall not contravene any Law applicable to the Borrowers, any Subsidiary of any
Borrower or any Lender; the making of the Swingline Loan shall not cause the aggregate Swingline Loans, Revolving Credit Loans and Letter of Credit Liabilities to exceed the Borrowing Base.


         Capitalized terms used but not defined herein shall have the meanings given to them in the Credit Agreement.

         The undersigned certifies to the Administrative Agent for the benefit of the Lenders as to the accuracy of the foregoing.

                                     ----------------------------------



                                     By:
                                     -----------------------------------
Date:  ____________, 200_            Title:
                                     -----------------------------------

                                Credit Agreement
                                 Swingline Note
                               EXHIBIT 1.01(S)(2)
                                 Swingline Note

                            [Form of Swingline Note]

                      AMENDED AND RESTATED PROMISSORY NOTE

$7,500,000                                           March __, 2002
                                                     Pittsburgh, Pennsylvania

                  FOR VALUE RECEIVED, each of COMMONWEALTH ALUMINUM CORPORATION, ALFLEX CORPORATION, COMMONWEALTH ALUMINUM CONCAST, INC., CI HOLDINGS, INC., CA LEWISPORT, INC., COMMONWEALTH ALUMINUM LEWISPORT, LLC and COMMONWEALTH ALUMINUM METALS, LLC (each a "Revolving Credit Borrower" and, collectively, the "Revolving Credit Borrowers"), hereby promises, jointly and severally, hereby promises to pay to PNC Bank, National Association (the "Lender"), for account of its respective Applicable Lending Offices provided for by the Credit Agreement referred to below, at the principal Pittsburgh, Pennsylvania office of the Lender at 249 Fifth Avenue, Pittsburgh, PA 15222-2707, the principal sum of Seven Million Five Hundred Thousand Dollars ($7,500,000) (or such lesser amount as shall equal the aggregate unpaid principal amount of the Swingline Loans made by the Lender to the Revolving Credit Borrowers under the Credit Agreement), in lawful money of the United States of America and in immediately available funds, on the dates and in the principal amounts provided in the Credit Agreement, and to pay interest on the unpaid principal amount of each such Swingline Loan, at such office, in like money and funds, for the period commencing on the date of such Swingline Loan until such Swingline Loan shall be paid in full, at the rates per annum and on the dates provided in the Credit Agreement.

                  The date and amount of each Swingline Loan made by the Lender to the Revolving Credit Borrowers, and each payment made on account of the principal thereof, shall be recorded by the Lender on its books and, prior to any transfer of this Note, endorsed by the Lender on the schedule attached hereto or any continuation thereof, provided that the failure of the Lender to make any such recordation or endorsement shall not affect the obligations of the Revolving Credit Borrowers to make a payment when due of any amount owing under the Credit Agreement or hereunder in respect of the Swingline Loans made by the Lender.

                  This Note is one of the Notes referred to in the Third Amended and Restated Credit Agreement dated as of March 21, 2002 (as so amended and restated and as further modified and supplemented and in effect from time to time, the "Credit Agreement") between Commonwealth Industries, Inc., the Revolving Credit Borrowers, the Subsidiary Guarantors party thereto, the lenders party thereto (including the Lender) and PNC Bank, National Association, as Administrative Agent, and evidences Swingline Loans made by the Lender thereunder. Terms used but not defined in this Note have the respective meanings assigned to them in the Credit Agreement.

                  The Credit Agreement provides for the acceleration of the maturity of this Note upon the occurrence of certain events and for prepayments of Loans upon the terms and conditions specified therein.

                  Except as permitted by Section 12.06 of the Credit Agreement, this Note may not be assigned by the Lender to any other Person.

                  THIS AMENDED AND RESTATED SWINGLINE NOTE REPLACES THAT CERTAIN SWINGLINE CREDIT NOTE DATED AS OF _______________ PAYABLE BY THE BORROWERS TO THE ORDER OF BANK ONE, INDIANA, NA IN THE ORIGINAL PRINCIPAL AMOUNT OF $20,000,000 (THE "PRIOR NOTE"). THIS AMENDED AND RESTATED SWINGLINE NOTE IS NOT INTENDED TO CONSTITUTE, AND DOES NOT CONSTITUTE, A SATISFACTION OF THE OBLIGATIONS REPRESENTED BY THE PRIOR NOTE OR THE ORIGINAL NOTE.

                      [SIGNATURES APPEAR ON FOLLOWING PAGE]

                  [SIGNATURE PAGE 1 OF 2 TO THE SWINGLINE NOTE

     This Note shall be governed by, and construed in accordance with, the law of the State of New York.

                      BORROWERS:
                      ---------

                      COMMONWEALTH ALUMINUM CORPORATION



                      By:
                      ----------------------------------------------------
                                      Name:
                                     Title:

                      ALFLEX CORPORATION



                      By:
                      ----------------------------------------------------
                                      Name:
                                     Title:

                      COMMONWEALTH ALUMINUM CONCAST, INC.



                      By:
                      ----------------------------------------------------
                                      Name:
                                     Title:



                      CA LEWISPORT, INC.



                      By:
                      -----------------------------------------------------
                                      Name:
                                     Title:



                      CI HOLDINGS, INC.



                      By:
                      -----------------------------------------------------
                                      Name:
                                     Title:

                  [SIGNATURE PAGE 2 OF 2 TO THE SWINGLINE NOTE

                      COMMONWEALTH ALUMINUM LEWISPORT, LLC

                      By:  CA LEWISPORT, INC., its managing member



                      By:
                      -----------------------------------------------------
                                      Name:
                                     Title:


                      COMMONWEALTH ALUMINUM METALS, LLC

                      By:  COMMONWEALTH ALUMINUM LEWISPORT, LLC

                      By:  CA LEWISPORT, INC., its managing member



                      By:
                      ------------------------------------------------------
                                      Name:
                                     Title:

                           SCHEDULE OF SWINGLINE LOANS

                  This Note evidences Swingline Loans made under the within-described Credit Agreement to the Revolving Credit Borrowers, on the dates and in the principal amounts set forth below, subject to the payments and prepayments of principal set forth below:

                                               Unpaid
              Principal         Amount Paid    Principal    Notation
Date Made     Amount of Loan     or Prepaid    Amount       Made by
---------     --------------    -----------    ------       -------

                                                                 Exhibit 10.2
                                                                 ------------
                           SECOND AMENDED AND RESTATED
                          PLEDGE AND SECURITY AGREEMENT


                  SECOND AMENDED AND RESTATED PLEDGE AND SECURITY AGREEMENT dated as of March 21, 2002 between:

     (1) COMMONWEALTH INDUSTRIES, INC., a corporation duly organized and validly existing under the laws of the State of Delaware (the "Parent");
     (2) CI HOLDINGS, INC., a corporation duly organized and validly existing under the laws of the State of Delaware ("CI Holdings");
     (3) COMMONWEALTH ALUMINUM CORPORATION, a corporation duly organized and validly existing under the law of the State of Delaware ("CAC");
     (4) CA LEWISPORT, INC., a corporation duly organized and validly existing under the law of the State of Delaware ("Old Lewisport");

                  (5) COMMONWEALTH ALUMINUM LEWISPORT, LLC, a limited liability company duly organized and validly existing under the laws of the State of Delaware ("New Lewisport")

     (6) ALFLEX CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware ("New Alflex");

                  (7) COMMONWEALTH ALUMINUM METALS, LLC, a limited liability company duly organized and validly existing under the law of the State of Delaware ("Metals");(8) COMMONWEALTH ALUMINUM CONCAST, INC., a corporation duly organized and validly existing under the laws of the State of Ohio ("CACI");

                  (9) each of the subsidiaries of the Parent identified under the caption "SUBSIDIARY GUARANTORS" on the signature page hereof (individually a "Subsidiary Guarantor" and, collectively, the "Subsidiary Guarantors" and, together with the Parent, CI Holdings, Old Lewisport, New Lewisport, New Alflex and CACI, the "Debtors" and each a "Debtor"); and

                  (10) PNC BANK, NATIONAL ASSOCIATION, as agent for the lenders or other financial institutions or entities party, as lenders, to the Credit Agreement referred to below (in such capacity, together with its successors in such capacity, the "Administrative Agent").

                  The Debtors are party to an Amended and Restated Pledge and Security Agreement dated as of November 29, 1996, as amended pursuant to which the Debtors granted to Bank One, Indiana, N.A., as Administrative Agent a security interest in the Collateral, as security for (a) the obligations of the Debtors under that certain Second Amended and Restated Credit Agreement dated as of December 17, 2002 and the Guarantee contained therein, and (b) all liabilities and obligations of any Debtor under corporate credit card programs with respect to any corporate credit card services provided to any Debtor by a Lender, to the extent such liabilities and obligations identified in this clause
(b) do not exceed $3,000,000. Concurrently with the execution and delivery of this Second Amended and Restated Pledge and Security Agreement, the Debtors, certain lenders (collectively, the "Lenders") and the Administrative Agent are amending and restating the Existing Credit Agreement pursuant to an Amendment and Assignment Agreement dated as of March 21, 2002 and a Third Amended and Restated Credit Agreement dated as of March 21, 2002 (the Existing Credit Agreement as amended and restated and as further modified and supplemented and in effect from time to time being hereinafter called the "Credit Agreement"), providing, subject to the terms and conditions thereof, for the renewal of the Borrowers' indebtedness under the Existing Credit Agreement and the continuation of the extension of credit to the Borrowers in an aggregate principal amount (including the indebtedness under the Existing Credit Agreement) not exceeding $60,000,000. In addition, one or more of the Obligors (as defined in the Credit Agreement) may from time to time be obligated to one or more of the Lenders under one or more Lender-Provided Interest Rate Protection Agreements (as so defined) (such obligations being herein referred to as the "Lender-Provided Interest Rate Obligations").

                  To induce the Lenders to amend and restate the Existing Credit Agreement and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Debtors and the Administrative Agent hereby agrees that the Existing Pledge and Security Agreements is hereby amended and restated as follows:

     Section 1. Definitions. Terms defined in the Credit Agreement are used herein as defined therein. In addition, as used herein:


                  "Accounts" shall have the meaning ascribed thereto in Section 3(d) hereof.

                  "Collateral" shall have the meaning ascribed thereto in
Section 3 hereof.

                  "Collateral Account" shall have the meaning ascribed thereto in Section 4.01 hereof.

                  "Commercial Tort Claim" shall have the meaning ascribed thereto in Section 3 hereof.

                  "Copyright Collateral" shall mean all Copyrights, whether now owned or hereafter acquired by any Debtor, including each Copyright identified in Annex 2 hereto.

                  "Copyrights" shall mean all copyrights, copyright registrations and applications for copyright registrations, including, without limitation, all renewals and extensions thereof, the right to recover for all past, present and future infringements thereof, and all other rights of any kind whatsoever accruing thereunder or pertaining thereto.

                  "Documents" shall have the meaning ascribed thereto in Section 3(j) hereof.

                  "Equipment" shall have the meaning ascribed thereto in Section 3(h) hereof.

                  "Instruments" shall have the meaning ascribed thereto in
Section 3(e) hereof.

                  "Intellectual Property" shall mean, collectively, all Copyright Collateral, all Patent Collateral and all Trademark Collateral, together with (a) all inventions, processes, production methods, proprietary information, know-how and trade secrets; (b) all licenses or user or other agreements granted to any Debtor with respect to any of the foregoing, in each case whether now or hereafter owned or used including, without limitation, the licenses or other agreements with respect to the Copyright Collateral, the Patent Collateral or the Trademark Collateral, listed in Annex 5 hereto; (c) all information, customer lists, identification of suppliers, data, plans, blueprints, specifications, designs, drawings, recorded knowledge, surveys, engineering reports, test reports, manuals, materials standards, processing standards, performance standards, catalogs, computer and automatic machinery software and programs; (d) all field repair data, sales data and other information relating to sales or service of products now or hereafter manufactured; (e) all accounting information and all media in which or on which any information or knowledge or data or records may be recorded or stored and all computer programs used for the compilation or printout of such information, knowledge, records or data; and (f) all licenses, consents, permits, variances, certifications and approvals of governmental agencies now or hereafter held by any Debtor.

                  "Inventory" shall have the meaning ascribed thereto in Section 3(f) hereof.

                  "Investment Property" shall have the meaning ascribed thereto in Section 3 hereof.

                  "Issuers" shall mean, collectively, the respective companies identified beneath the names of the Debtors on Annex 1 hereto under the caption "Issuer" and each other Subsidiary of the Parent that is formed or acquired after the date hereof (other than, in each case, Subsidiaries of the Parent that are not required to become Subsidiary Guarantors pursuant to Section 9.16(a) of the Credit Agreement).

                  "Motor Vehicles" shall mean motor vehicles, tractors, trailers and other like property, whether or not the title thereto is governed by a certificate of title or ownership.

                  "Patent Collateral" shall mean all Patents, whether now owned or hereafter acquired by any Debtor, including each Patent identified in Annex 3 hereto.

                  "Patents" shall mean all patents and patent applications, including, without limitation, the inventions and improvements described and claimed therein together with the reissues, divisions, continuations, renewals, extensions and continuations-in-part thereof, all income, royalties, damages and payments now or hereafter due and/or payable under and with respect thereto, including, without limitation, damages and payments for past or future infringements thereof, the right to sue for past, present and future infringements thereof, and all rights corresponding thereto throughout the world.

                  "Pledged Stock" shall have the meaning ascribed thereto in
Section 3(a) hereof.

                  "Secured Obligations" shall mean, collectively, (a) the principal of and interest on the Loans made by the Lenders to, and the Note(s) held by each Lender of, the Borrowers, and all other amounts from time to time owing to the Lenders or the Administrative Agent by the Obligors under the Credit Documents (including, without limitation, all Reimbursement Obligations and Guaranteed Obligations and interest thereon owing by the Obligors), (b) all obligations under Interest Rate Protection Agreements owing by the Obligors to the Lenders or any affiliate of any Lender, (c) all liabilities and obligations of any Debtor under corporate credit card programs with respect to any corporate credit card services provided to any Debtor by a Lender or any affiliate of any Lender, to the extent such liabilities and obligations identified in this clause (c) do not exceed $3,000,000 and
         (d) all obligations of the Debtors to the Lenders and the Administrative Agent under the Credit Documents and hereunder.

                  "Software" shall have the meaning ascribed thereto in Section 3 hereof.

                  "Stock Collateral" shall mean, collectively, the Collateral described in clauses (a) through (c) of Section 3 hereof and the proceeds of and to any such property and, to the extent related to any such property or such proceeds, all books, correspondence, credit files, records, invoices and other papers.

                  "Trademark Collateral" shall mean all Trademarks, whether now owned or hereafter acquired by any Debtor, including each Trademark identified in Annex 4 hereto. Notwithstanding the foregoing, the Trademark Collateral does not and shall not include any Trademark that would be rendered invalid, abandoned, void or unenforceable by reason of its being included as part of the Trademark Collateral.

                  "Trademarks" shall mean all trade names, trademarks and service marks, logos, trademark and service mark registrations, and applications for trademark and service mark registrations, including, without limitation, all renewals of trademark and service mark registrations, all rights corresponding thereto throughout the world, the right to recover for all past, present and future infringements thereof, all other rights of any kind whatsoever accruing thereunder or pertaining thereto, together, in each case, with the product lines and goodwill of the business connected with the use of, and symbolized by, each such trade name, trademark and service mark.

                  "Uniform Commercial Code" shall mean the Uniform Commercial Code as in effect from time to time in the State of New York.

     Section 2. Representations and Warranties. Each Debtor represents and warrants to the Lenders and the Administrative Agent that:

(a) Such Debtor is the sole beneficial owner of the Collateral in which it purports to grant a security interest pursuant to Section 3 hereof and no Lien exists or will exist upon such Collateral at any time (and no right or option to acquire the same exists in favor of any other Person), except for Liens permitted under Section 9.06 of the Credit Agreement and except for the pledge and security interest in favor of the Administrative Agent for the benefit of the Lenders created or provided for herein, which pledge and security interest constitute a first priority perfected pledge and security interest in and to all of such Collateral (other than as expressly contemplated herein or therein and Intellectual Property registered or otherwise located outside of the United States of America).

(b) The Pledged Stock represented by the certificates identified under the name of such Debtor in Annex 1 hereto is, and all other Pledged Stock in which such Debtor shall hereafter grant a security interest pursuant to Section 3 hereof will be, duly authorized, validly existing, fully paid and non-assessable and none of such Pledged Stock is or will be subject to any contractual restriction, or any restriction under the charter or by-laws of the respective Issuer of such Pledged Stock, upon the transfer of such Pledged Stock (except for any such restriction contained herein or in the Credit Agreement).

(c) The Pledged Stock represented by the certificates identified under the name of such Debtor in Annex 1 hereto constitutes all of the issued and outstanding shares of capital stock of any class of the Issuers beneficially owned by such Debtor on the date hereof (whether or not registered in the name of such Debtor) and said Annex 1 correctly identifies, as at the date hereof, the respective Issuers of such Pledged Stock, the respective class and par value of the shares comprising such Pledged Stock and the respective number of shares (and registered owners thereof) represented by each such certificate.

(d) Annexes 2, 3 and 4 hereto, respectively, set forth under the name of such Debtor a complete and correct list of all Copyrights, Patents and Trademarks owned by such Debtor on the date hereof; except pursuant to licenses and other user agreements entered into by such Debtor in the ordinary course of business, that are listed in Annex 5 hereto, such Security Party owns and possesses the right to use, and has done nothing to authorize or enable any other Person to use, any Copyright, Patent or Trademark listed in said Annexes 2, 3 and 4, and all registrations listed in said Annexes 2, 3 and 4 are valid and in full force and effect; except as may be set forth in said Annex 5, such Debtor owns and possesses the right to use all Copyrights, Patents and Trademarks.

(e) Annex 5 hereto sets forth a complete and correct list of all licenses and other user agreements included in the Intellectual Property on the date hereof.

(f) To such Debtor's knowledge, (i) except as set forth in Annex 5 hereto, there is no violation by others of any right of such Debtor with respect to any Copyright, Patent or Trademark listed in Annexes 2, 3 and 4 hereto, respectively, under the name of such Debtor and (ii) such Debtor is not infringing in any respect upon any Copyright, Patent or Trademark of any other Person; and no proceedings have been instituted or are pending against such Debtor or, to such Debtor's knowledge, threatened, and no claim against such Debtor has been received by such Debtor, alleging any such violation, except as may be set forth in said Annex 5.

(g) Such Debtor does not own any Trademarks registered in the United States of America to which the last sentence of the definition of Trademark Collateral applies.

(h) Any goods now or hereafter produced by such Debtor or any of its Subsidiaries included in the Collateral have been and will be produced in compliance with the requirements of the Fair Labor Standards Act, as amended.
Section 3. Collateral. Each Debtor hereby confirms to the Administrative Agent and each Lender the pledge and grant to the Administrative Agent (for the benefit of each Lender) under the Existing Pledge and Security Agreements of a security interest in, and as collateral security for the prompt payment in full when due (whether at stated maturity, by acceleration or otherwise) of the Secured Obligations, each Debtor hereby pledges and grants to the Administrative Agent, for the benefit of the Lenders as hereinafter provided, a security interest in all of such Debtor's right, title and interest in the following property, whether now owned by such Debtor or hereafter acquired and whether now existing or hereafter coming into existence (all being collectively referred to herein as "Collateral"):

(a) the shares of Capital Stock of the Issuers identified in Annex 1 hereto under the name of such Debtor, including those represented by the certificates identified on such Annex 1 and all other shares of Capital Stock of whatever class of the Issuers, now or hereafter owned by such Debtor, in each case together with any certificates evidencing the same (collectively, the "Pledged Stock");

(b) all shares, securities, moneys or property representing a dividend on any of the Pledged Stock, or representing a distribution or return of capital upon or in respect of the Pledged Stock, or resulting from a split-up, revision, reclassification or other like change of the Pledged Stock or otherwise received in exchange therefor, and any subscription warrants, rights or options issued to the holders of, or otherwise in respect of, the Pledged Stock and all Investment Property (as defined in the Uniform Commercial Code);

(c) without affecting the obligations of such Debtor under any provision prohibiting such action hereunder or under the Credit Agreement, in the event of any consolidation or merger in which an Issuer is not the surviving company, all shares of each class of the Capital Stock of the successor company (unless such successor company is such Debtor itself) formed by or resulting from such consolidation or merger (the Pledged Stock, together with all other certificates, shares, securities, properties or moneys as may from time to time be pledged hereunder pursuant to clause (a) or (b) above and this clause (c) being herein collectively called the "Stock Collateral");

(d) all accounts, general intangibles and payment intangibles (each as defined in the Uniform Commercial Code) of such Debtor constituting any right to the payment of money, including (but not limited to) all moneys due and to become due to such Debtor in respect of any loans or advances or for Inventory or Equipment or other goods sold or leased or for services rendered, all moneys due and to become due to such Debtor under any guarantee (including a letter of credit) of the purchase price of Inventory or Equipment sold by such Debtor and all tax refunds (such accounts, general intangibles and moneys due and to become due being herein called collectively "Accounts");

(e) all documents, instruments, chattel paper (including, without limitation, electronic chattel paper), letters of credit, letter of credit rights or supporting obligations (each as defined in the Uniform Commercial Code) of such Debtor including without limitation, those evidencing, representing, arising from or existing in respect of, relating to, securing or otherwise supporting the payment of, any of the Accounts, including (but not limited to) promissory notes, drafts, bills of exchange and trade acceptances (herein collectively called "Instruments");

(f) all inventory (as defined in the Uniform Commercial Code) of such Debtor, including Motor Vehicles held by such Debtor for lease (including lease to Subsidiaries of the Debtors), fuel, tires and other spare parts, all goods obtained by such Debtor in exchange for such inventory, and any products made or processed from such inventory including all substances, if any, commingled therewith or added thereto (herein collectively called "Inventory");

     (g) all Intellectual Property, all software (as defined in the Uniform Commercial Code, the "Software") and all other accounts or general intangibles not constituting Intellectual Property or Accounts;

     (h) all  equipment  and goods  (each as defined in the  Uniform  Commercial
Code) of such Debtor, including all Motor Vehicles (herein collectively called "Equipment");

     (i) each contract and other agreement of such Debtor relating to the sale or other disposition of Inventory or Equipment;

(j) all documents of title (as defined in the Uniform Commercial Code) or other receipts of such Debtor covering, evidencing or representing Inventory or Equipment (herein collectively called "Documents");

(k) all rights, claims and benefits of such Debtor against any Person arising out of, relating to or in connection with Inventory or Equipment purchased by such Debtor, including, without limitation, any such rights, claims or benefits against any Person storing or transporting such Inventory or Equipment;

(l)      the balance from time to time in the Collateral Account;

(m) all commercial tort claims (as defined in the Uniform Commercial Code) as listed on Annex 7 hereto (as such Schedule is amended or supplemented from time to time) (the "Commercial Tort Claims");

(n)      deposit accounts (as defined in the Uniform Commercial Code);

     (o) all other tangible and intangible personal property and fixtures of such Debtor, including, without limitation, all proceeds, products, offspring, accessions, rents, profits, income, benefits, substitutions and replacements of and to any of the property of such Debtor described in the preceding clauses of this Section 3 (including, without limitation, any proceeds of insurance thereon and all causes of action, claims and warranties now or hereafter held by any Debtor in respect of any of the items listed above) and, to the extent related to any property described in said clauses or such proceeds, products and accessions, all books, correspondence, credit files, records, invoices, and other papers, including without limitation all tapes, cards, computer runs and other papers and documents in the possession or under the control of such Debtor or any computer bureau or service company from time to time acting for such Debtor.

Section 4.        Cash Proceeds of Collateral.
---------------------------------------------

4.01 Collateral Account. There is hereby established with the Administrative Agent a cash collateral account (the "Collateral Account") in the name and under the sole dominion and control of the Administrative Agent into which there shall be deposited from time to time the cash proceeds of any of the Collateral (including proceeds of insurance thereon) required to be delivered to the Administrative Agent pursuant hereto and into which the Debtors may from time to time deposit any additional amounts that any of them wishes to pledge to the Administrative Agent for the benefit of the Lenders as additional collateral security hereunder or that, as provided in Section 10 of the Credit Agreement, they are required to pledge as additional collateral security hereunder. The balance from time to time in the Collateral Account shall constitute part of the Collateral hereunder and shall not constitute payment of the Secured Obligations until applied as hereinafter provided. Except as expressly provided in the next sentence, the Administrative Agent shall remit the collected balance outstanding to the credit of the Collateral Account to or upon the order of the respective Debtor as such Debtor through the Parent shall from time to time instruct. However, at any time following the occurrence and during the continuance of an Event of Default, the Administrative Agent may (and, if instructed by the Lenders as specified in Section 11.03 of the Credit Agreement, shall) in its (or their) discretion apply or cause to be applied (subject to collection) the balance from time to time outstanding to the credit of the Collateral Account to the payment of the Secured Obligations in the manner specified in Section 5.09 hereof. The balance from time to time in the Collateral Account shall be subject to withdrawal only as provided herein.

4.02 Proceeds of Accounts. At any time after the occurrence and during the continuance of an Event of Default, each Debtor shall, upon the request of the Administrative Agent, instruct all account debtors and other Persons obligated in respect of all Accounts to make all payments in respect of the Accounts either (a) directly to the Administrative Agent (by instructing that such payments be remitted to a post office box which shall be in the name and under the control of the Administrative Agent) or (b) to one or more other banks in the United States of America (by instructing that such payments be remitted to a post office box which shall be in the name and under the control of the Administrative Agent) under arrangements, in form and substance satisfactory to the Administrative Agent pursuant to which such Debtor shall have irrevocably instructed each other bank (and such other bank shall have agreed) to remit all proceeds of such payments directly to the Administrative Agent for deposit into the Collateral Account. All payments made to the Administrative Agent, as provided in the preceding sentence, shall be immediately deposited in the Collateral Account. In addition to the foregoing, each Debtor agrees that, at any time after the occurrence and during the continuance of an Event of Default, if the proceeds of any Collateral hereunder (including the payments made in respect of Accounts) shall be received by it, such Debtor shall, upon the request of the Administrative Agent, as promptly as possible deposit such proceeds into the Collateral Account. Until so deposited, all such proceeds shall be held in trust by such Debtor for and as the property of the Administrative Agent and shall not be commingled with any other funds or property of such Debtor.

4.03 Investment of Balance in Collateral Account. Amounts on deposit in the Collateral Account shall be invested from time to time in such Permitted Investments as the respective Debtor (or, after the occurrence and during the continuance of a Default, the Administrative Agent) shall determine, which Permitted Investment shall be held in the name and be under the control of the Administrative Agent, provided that (a) at any time after the occurrence and during the continuance of an Event of Default, the Administrative Agent may (and, if instructed by the Lenders as specified in Section 11.03 of the Credit Agreement, shall) in its (or their) discretion at any time and from time to time elect to liquidate any such Permitted Investments and to apply or cause to be applied the proceeds thereof to the payment of the Secured Obligations in the manner specified in Section 5.09 hereof and (b) if requested by the respective Debtor through the Borrowers, such Permitted Investments may be held in the name and under the control of one or more of the Lenders (and in that connection each Lender, pursuant to Section 11.10 of the Credit Agreement) has agreed that such Permitted Investments shall be held by such Lender as a collateral sub-agent for the Administrative Agent hereunder).

4.04 Cash Collateral for Letter of Credit Liabilities. Amounts deposited into the Collateral Account as cash collateral for Letter of Credit Liabilities pursuant to Section 10 of the Credit Agreement shall be held by the Administrative Agent in a separate sub-account (designated "Letter of Credit Liabilities Sub-Account") and all amounts held in such sub-account shall constitute collateral security first for the Letter of Credit Liabilities outstanding from time to time and second as collateral security for the other Secured Obligations hereunder.

Section 5. Further Assurances; Remedies. In furtherance of the grant of the pledge and security interest pursuant to Section 3 hereof, the Debtors hereby jointly and severally agree with each Lender and the Administrative Agent as follows:

5.01     Delivery and Other Perfection.  Each Debtor shall:
--------------------------------------

(a) if any of the shares, securities, moneys or property required to be pledged by such Debtor under clauses (a), (b) and (c) of Section 3 hereof are received by such Debtor, forthwith either (i) transfer and deliver to the Administrative Agent such shares or securities so received by such Debtor (together with the certificates for any such shares and securities duly endorsed in blank or accompanied by undated stock powers duly executed in blank), all of which thereafter shall be held by the Administrative Agent, pursuant to the terms of this Agreement, as part of the Collateral or (ii) take such other action as the Administrative Agent shall deem necessary or appropriate to duly record the Lien created hereunder in such shares, securities, moneys or property in said clauses (a), (b) and (c);

(b) deliver and pledge to the Administrative Agent any and all Instruments, endorsed and/or accompanied by such instruments of assignment and transfer in such form and substance as the Administrative Agent may request provided that so long as no Default shall have occurred and be continuing, such Debtor may retain for collection in the ordinary course any Instruments received by such Debtor in the ordinary course of business and the Administrative Agent shall, promptly upon request of such Debtor through the Borrowers, make appropriate arrangements for making any Instrument pledged by such Debtor available to such Debtor for purposes of presentation, collection a renewal (any such arrangement to be effected, to the extent deemed appropriate by the Administrative Agent, against trust receipt or like document);

     (c) give, execute, deliver, file and/or record any financing statement, notice, instrument, document, agreement or other papers that may be necessary or desirable (in judgement of the Administrative Agent) to create, preserve, perfect or validate the security interest granted pursuant hereto or to enable the Administrative Agent to exercise and enforce its rights hereunder with respect to such pledge and security interest, including, without limitation, causing any or all of the Stock Collateral to be transferred of record into the name of the Administrative Agent or its nominee (and the Administrative Agent agrees that if any Stock Collateral is transferred into its name or the name of its nominee, the Administrative Agent will thereafter promptly give to the respective Debtor copies of any notices and communications received by it with respect to the Stock Collateral pledged by such Debtor hereunder), provided that notices to account debtors in respect of any Accounts or Instruments shall be subject to the provisions of clause (i) below;

(d) without limiting the obligations of such Debtor under Section 5.04(c) hereof, upon the acquisition after the date hereof by such Debtor of any Equipment covered by a certificate of title or ownership, at the request of the Administrative Agent, cause the Administrative Agent to be listed as the lienholder on such certificate of title and within 120 days of such request deliver evidence of the same to the Administrative Agent;

(e) keep full and accurate books and records relating to the Collateral, and stamp or otherwise mark such books and records in such manner as the Administrative Agent may reasonably require in order to reflect the security interests granted by this Agreement;

(f) furnish to the Administrative Agent from time to time (but, unless a Default shall have occurred and be continuing, no more frequently than quarterly) statements and schedules further identifying and describing the Copyright Collateral, the Patent Collateral and the Trademark Collateral, respectively, and such other reports in connection with the Copyright Collateral, the Patent Collateral and the Trademark Collateral, as the Administrative Agent may reasonably request, all in reasonable detail;

(g) (i) within 15 days after the date hereof, deliver to the Administrative Agent amendments to Annexes 2, 3, 4 and 5 hereto such that said Annexes 2, 3 and 4, respectively, set forth under the name of each Debtor a complete and correct list of all Copyrights, Patents and Trademarks owned by such Debtor on the date hereof and said Annex 5 sets forth a complete and correct list of all licenses and other user agreements included in the Intellectual Property on the date hereof, and (ii) promptly upon request of the Administrative Agent, following receipt by the Administrative Agent of any statements, schedules or reports pursuant to clause (f) above, modify this Agreement by amending Annexes 2, 3 and/or 4 hereto, as the case may be, to include any Copyright, Patent or Trademark that becomes part of the Collateral under this Agreement;

(h) permit representatives of the Administrative Agent, upon reasonable notice, at any time during normal business hours to inspect and make abstracts from its books and records pertaining to the Collateral, and permit representatives of the Administrative Agent to be present at such Debtor's place of business to receive copies of all communications and remittances relating to the Collateral, and forward copies of any notices or communications received by such Debtor with respect to the Collateral, all in such manner as the Administrative Agent may require;

(i) upon the occurrence and during the continuance of any Event of Default, upon request of the Administrative Agent, promptly notify (and such Debtor hereby authorizes the Administrative Agent so to notify) each account debtor in respect of any Accounts or Instruments that such Collateral has been assigned to the Administrative Agent hereunder, and that any payments due or to become due in respect of such Collateral are to be made directly to the Administrative Agent;

(j) promptly after such Debtor shall acquire or form any Subsidiary (other than a Subsidiary that is not required to become a Subsidiary Guarantor pursuant to Section 9.1 6(a) of the Credit Agreement), deliver to the Administrative Agent an amendment to Annex 1 hereto, such that after giving effect to such acquisition or formation, the representations set forth in Sections 2(b) and (c) hereof (assuming that each reference to "the date hereof" therein referred to the date of such acquisition or formation) shall be true and complete as of such date; and

(k) if any Debtor shall at any time acquire a Commercial Tort Claim, such Debtor shall immediately notify the Administrative Agent in a writing signed by such Debtor of the details thereof and grant the Administrative Agent for the benefit of the Lenders in such writing a security interest therein and in the proceeds thereof, with such writing to be in form and substance satisfactory to the Administrative Agent and such writing shall constitute a supplement to Annex 7 hereto.

5.02 Other Financing Statements and Liens. Except as otherwise permitted under
Section 9.06 of the Credit Agreement, without the prior written consent of the Administrative Agent (granted with the authorization of the Lenders as specified in Section 11.09 of the Credit Agreement), no Debtor shall file or suffer to be on file, or authorize or permit to be filed or to be on file, in any jurisdiction, any financing statements or like instrument with respect to Collateral in which the Administrative Agent is not named as the sole secured party for the benefit of the Lenders.

5.03 Preservation of Rights. The Administrative Agent shall not be required to take steps necessary to preserve any rights against prior parties to any of the Collateral.

5.04     Special Provisions Relating to Certain Collateral.
----------------------------------------------------------

(a)      Stock Collateral.
-------------------------

(1) The Debtors will cause the Stock Collateral to constitute at all times 100% of the total number of shares of each class of Capital Stock of each Issuer then outstanding.

(2) So long as no Event of Default shall have occurred and be continuing, the Debtors shall have the right to exercise all voting, consensual and other powers of ownership pertaining to the Stock Collateral for all purposes not inconsistent with the terms of this Agreement, the Credit Agreement, the Notes or any other instrument or agreement referred to herein or therein, provided that the Debtors jointly and severally agree that they will not vote the Stock Collateral in any manner that is inconsistent with the terms of this Agreement, the Credit Agreement, the Notes or any such other instrument or agreement; and the Administrative Agent shall execute and deliver to the Debtors or cause to be executed and delivered to the Debtors all such proxies, powers of attorney, dividend and other orders, and all such instruments, without recourse, as the Debtors may reasonably request for the purpose of enabling the Debtors to exercise the rights and powers that they are entitled to exercise pursuant to this Section 5.04(a)(2).

(3) Unless and until an Event of Default has occurred and is continuing, the Debtors shall be entitled to receive and retain any dividends on the Stock Collateral paid in cash out of earned surplus.

(4) If any Event of Default shall have occurred, then so long as such Event of Default shall continue, and whether or not the Administrative Agent or any Lender exercises any available right to declare any Secured Obligation due and payable or seeks or pursues any other relief or remedy available to it under applicable law or under this Agreement, the Credit Agreement, the Notes or any other agreement relating to such Secured Obligation, all dividends and other distributions on the Stock Collateral shall be paid directly to the Administrative Agent and retained by it in the Collateral Account as part of the Stock Collateral, subject to the terms of this Agreement, and, if the Administrative Agent shall so request in writing, the Debtors jointly and severally agree to execute and deliver to the Administrative Agent appropriate additional dividend, distribution and other orders and documents to that end, provided that if such Event of Default is cured, any such dividend or distribution theretofore paid to the Administrative Agent shall, upon request of the Debtors (except to the extent theretofore applied to the Secured Obligations), be returned by the Administrative Agent to the Debtors.

(b)      Intellectual Property.
------------------------------

(1) For the purpose of enabling the Administrative Agent to exercise rights and remedies under Section 5.05 hereof at such time as the Administrative Agent shall be lawfully entitled to exercise such rights and remedies, and for no other purpose, each Debtor hereby grants to the Administrative Agent, to the extent assignable, an irrevocable, non-exclusive license (exercisable without payment of royalty or other compensation to such Debtor) to use, assign, license or sublicense any of the Intellectually Property now owned or hereafter acquired by such Debtor, wherever the same may be located, including in such license reasonable access to all media in which any of the licensed items may be recorded or stored and to all computer programs used for the compilation or printout hereof.

(2) Notwithstanding anything contained herein to the contrary, but subject to the provisions of Section 9.05(c) of the Credit Agreement that limit the right of the Debtors to dispose of their property, so long as no Event of Default shall have occurred and exists, the Debtors will be permitted to exploit, use, enjoy, protect, license, sublicense, assign, sell, dispose of or take other actions with respect to the Intellectual Property in the ordinary course of the business of the Debtors. In furtherance of the foregoing, unless an Event of Default shall have occurred and exists, the Administrative Agent shall from time to time, upon the request of the respective Debtor through the Parent, execute and deliver any instruments, certificates or other documents, in the form so requested, that such Debtor through the Parent shall have certified are appropriate (in their judgment) to allow them to take any action permitted above (including relinquishment of the license provided pursuant to clause (1) immediately above as to any specific Intellectual Property). Further, upon the payment in full of all of the Secured Obligations and cancellation or termination of the Commitments and Letter of Credit Liabilities or earlier expiration of this Agreement or release of the Collateral, the Administrative Agent shall grant back to the Debtors the license granted pursuant to clause (1) immediately above. The exercise of rights and remedies under Section 5.05 hereof by the Administrative Agent shall not terminate the rights of the holders of any licenses or sublicenses theretofore granted by the Debtors in accordance with the first sentence of this clause (2).

(c) Motor Vehicles. Each Debtor shall, upon the request of the Administrative Agent, deliver to the Administrative Agent originals of the certificates of title or ownership for the Motor Vehicles owned by it with the Administrative Agent listed as lienholder and take such other action as the Administrative Agent shall deem appropriate to perfect the security interest created hereunder in all such Motor Vehicles.

     5.05 Events of Default, Etc. During the period during which an Event of Default shall have occurred and exists:

(a) each Debtor shall, at the request of the Administrative Agent, assemble the Collateral owned by it at such place or places, reasonably convenient to both the Administrative Agent and such Debtor, designated in its request;

(b) the Administrative Agent may make any reasonable compromise or settlement deemed desirable with respect to any of the Collateral and may extend the time of payment, arrange for payment in installments, or otherwise modify the terms of, any of the Collateral;

(c) the Administrative Agent shall have all of the rights and remedies with respect to the Collateral of a secured party under the Uniform Commercial Code (whether or not said Code is in effect in the jurisdiction where the rights and remedies are asserted) and such additional rights and remedies to which a secured party is entitled under the laws in effect in any jurisdiction where any rights and remedies hereunder may be asserted, including, without limitation, the right, to the maximum extent permitted by law, to exercise all voting, consensual and other powers of ownership pertaining to the Collateral as if the Administrative Agent were the sole and absolute owner thereof (and each Debtor agrees to take all such action as may be appropriate to give effect to such right);

(d) the Administrative Agent in its discretion may, in its name or in the name of the Debtors or otherwise, demand, sue for, collect or receive any money or property at any time payable or receivable on account of or in exchange for any of the Collateral, but shall be under no obligation to do so; and

     (e) the Administrative Agent may, upon ten business days' prior written notice to the Debtors of the time and place, with respect to the Collateral or any part thereof that shall then be or shall thereafter come into the possession, custody or control of the Administrative Agent, the Lenders or any of their respective agents, sell, lease, assign or otherwise dispose of all or any part of such Collateral, at such place or places as the Administrative Agent deems best, and for cash or for credit or for future delivery (without thereby assuming any credit risk), at public or private sale, without demand of performance or notice of intention to effect any such disposition or of the time or place thereof (except such notice as is required above or by applicable statute and cannot be waived), and the Administrative Agent or any Lender or anyone else may be the purchaser, lessee, assignee or recipient of any or all of the Collateral so disposed of at any public sale (or, to the extent permitted by law, at any private sale) and thereafter hold the same absolutely, free from any claim or right of whatsoever kind, including any right or equity of redemption (statutory or otherwise), of the Debtors, any such demand, notice and right or equity being hereby expressly waived and released. In the event of any sale, assignment, or other disposition of any of the Trademark Collateral, the goodwill connected with and symbolized by the Trademark Collateral subject to such disposition shall be included, and the Debtors shall supply to the Administrative Agent or its designee, for inclusion in such sale, assignment or other disposition, all Intellectual Property relating to such Trademark Collateral. The Administrative Agent may, without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by announcement at the time and place fixed for the sale, and such sale may be made at any time or place to which the sale may be so adjourned.

The proceeds of each collection, sale or other disposition under this Section 5.05, including by virtue of the exercise of the license granted to the Administrative Agent in Section 5.04(b) hereof, shall be applied in accordance with Section 5.09 hereof.

                  The Debtors recognize that, by reason of certain prohibitions contained in the Securities Act of 1933, as amended, and applicable state securities laws, the Administrative Agent may be compelled, with respect to any sale of all or any part of the Collateral, to limit purchasers to those who will agree, among other things, to acquire the Collateral for their own account, for investment and not with a view to the distribution or resale thereof. The Debtors acknowledge that any such private sales may be at prices and on terms less favorable to the Administrative Agent than those obtainable through a public sale without such restrictions, and, notwithstanding such circumstances, agree that any such private sale shall be deemed to have been made in a commercially reasonable manner and that the Administrative Agent shall have no obligation to engage in public sales and no obligation to delay the sale of any Collateral for the period of time necessary to permit the respective Issuer or issuer thereof to register it for public sale.

5.06 Deficiency. If the proceeds of sale, collection or other realization of or upon the Collateral pursuant to Section 5.05 hereof are insufficient to cover the costs and expenses of such realization and the payment in full of the Secured Obligations, the Debtors shall remain liable for any deficiency.

5.07 Removals, Etc. Without at least 30 days' prior written notice to the Administrative Agent, no Debtor shall (i) maintain any of its books and records with respect to the Collateral at any office or maintain its principal place of business at any place, or permit any Inventory or Equipment to be located anywhere, other than at the address indicated beneath the signature of the Parent to the Credit Agreement or at one of the locations identified in Annex 6 hereto under its name or in transit from one of such locations to another, (ii) change its name, or the name under which it does business, from the name shown on the signature pages hereto, (iii) change its jurisdiction of incorporation, formation or organization, as applicable, (iv) in one, or a series of related transactions, merge or consolidate with any other entity, the survivor of which is not such Debtor, or (v) sell all or substantially all of its assets.

5.08 Private Sale. The Administrative Agent and the Lenders shall incur no liability as a result of the sale of the Collateral, or any part thereof, at any private sale pursuant to Section 5.05 hereof conducted in a commercially reasonable manner. Each Debtor hereby waives any claims against the Administrative Agent or any Lender arising by reason of the fact that the price at which the Collateral may have been sold at such a private sale was less than the price that might have been obtained at a public sale or was less than the aggregate amount of the Secured Obligations.

5.09 Application of Proceeds. Except as otherwise herein expressly provided and except as provided below in this Section 5.09, the proceeds of any collection, sale or other realization of all or any part of the Collateral pursuant hereto, and any other cash at the time held by the Administrative Agent under Section 4 hereof or this Section 5, shall be applied by the Administrative Agent:

                  First, to the payment of the costs and expenses of such collection, sale or other realization, including reasonable out-of-pocket costs and expenses of the Administrative Agent and the fees and expenses of its agents and counsel, and all expenses incurred and advances made by the Administrative Agent in connection therewith;

                  Next, to the payment in full of the Secured Obligations, in each case equally and ratably in accordance with the respective amounts thereof then due and owing or as the Lenders holding the same may otherwise agree; and

                  Finally, to the payment to the respective Debtor, or their respective successors or assigns, or as a court of competent jurisdiction may direct, of any surplus then remaining.

Notwithstanding the foregoing, the proceeds of any cash or other amounts held in the "Letter of Credit Liabilities Sub-Account" of the Collateral Account pursuant to Section 4.04 hereof shall be applied first to the Letter of Credit Liabilities outstanding from time to time and second to the other Secured Obligations in the manner provided above in this Section 5.09.

                  As used in this Section 5, "proceeds" of Collateral shall mean cash, securities and other property realized in respect of, and distributions in kind of, Collateral, including any thereof received under any reorganization, liquidation or adjustment of debt of the Debtors or any issuer of or obligor on any of the Collateral.

5.10 Attorney-in-Fact. Without limiting any rights or powers granted by this Agreement to the Administrative Agent while no Event of Default has occurred and is continuing, upon the occurrence and during the continuance of any Event of Default the Administrative Agent is hereby appointed the attorney-in-fact of each Debtor for the purpose of carrying out the provisions of this Agreement (including, without limitation, this Section 5) and taking any action and executing any instruments that the Administrative Agent may deem necessary or advisable to accomplish the purposes hereof, which appointment as attorney-in-fact is irrevocable and coupled with an interest. Without limiting the generality of the foregoing, so long as the Administrative Agent shall be entitled under this Section 5 to make collections in respect of the Collateral, the Administrative Agent shall have the right and power to receive, endorse and collect all checks made payable to the order of any Debtor representing any dividend, payment or other distribution in respect of the Collateral or any part thereof and to give full discharge for the same.

5.11 Perfection. Prior to or concurrently with the execution and delivery of this Agreement, each Debtor shall (i) file such financing statements and other documents in such offices as the Administrative Agent may request to perfect the security interests granted by Section 3 hereof, (ii) to the extent requested by the Administrative Agent, cause the Administrative Agent to be listed as the lienholder on all certificates of title or ownership relating to Motor Vehicles owned by such Debtor and (iii) deliver to the Administrative Agent all certificates identified in Annex 1 hereto, accompanied by undated stock powers duly executed in blank.

5.12 Termination. When all Secured Obligations shall have been paid in full and the Commitments of the Lenders under the Credit Agreement and all Letter of Credit Liabilities shall have expired or been terminated, this Agreement shall terminate, and the Administrative Agent shall forthwith cause to be assigned, transferred and delivered, against receipt but without any recourse, warranty or representation whatsoever, any remaining Collateral and money received in respect thereof, to or on the order of the respective Debtor and to be released and canceled all licenses and rights referred to in Section 5.04(b) hereof. The Administrative Agent shall also execute and deliver to the respective Debtor upon such termination such Uniform Commercial Code termination statements, certificates for terminating the Liens on the Motor Vehicles and such other documentation as shall be reasonably requested by the respective Debtor to effect the termination and release of the Liens on the Collateral.

5.13 Further Assurances. Each Debtor agrees that, from time to time upon the written request of the Administrative Agent, such Debtor will execute and deliver such further documents and do such other acts and things as the Administrative Agent may be reasonably request in order fully to effect the purposes of this Agreement.

5.14 Release of Motor Vehicles. So long as no Default shall have occurred and be continuing, upon the request of any Debtor, the Administrative Agent shall execute and deliver to such Debtor such instruments as such Debtor shall reasonably request to remove the notation of the Administrative Agent as lienholder on any certificates of title for any Motor Vehicle; provided that any such instruments shall be delivered, and the release effective, only upon receipt by the Administrative Agent of a certificate from such Debtor stating that the Motor Vehicle the lien on which is to be released is to be sold or has suffered a casualty loss (with title thereto passing to the casualty insurance company therefor in settlement of the claim for such loss).

Section 6.        Miscellaneous.
-------------------------------

6.01 No Waiver. No failure on the part of the Administrative Agent or any Lender to exercise, and no course of dealing with respect to, and no delay in exercising, any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise by the Administrative Agent or Lender of any right, power or remedy hereunder preclude any other or further exercise thereof or the exercise of any other right, power or remedy. The remedies herein are cumulative and are not exclusive of any remedies provided by law.

6.02 Notices. All notices, requests, consents and demands hereunder shall be in writing and telecopied or delivered to the intended recipient at its "Address for Notices" specified pursuant to Section 12.02 of the Credit Agreement and shall be deemed to have been given at the times specified in said Section 12.02.
6.03 Expenses. The Debtors jointly and severally agree to reimburse each of the Lenders and the Administrative Agent for all reasonable costs and expenses of the Lenders and the Administrative Agent (including, without limitation, the reasonable fees and expenses of legal counsel) in connection with (i) any Default and any enforcement or collection proceeding resulting therefrom, including, without limitation, all manner of participation in or other involvement with (w) performance by the Administrative Agent of any obligations of the Debtors in respect of the Collateral that the Debtors have failed or refused to perform, (x) bankruptcy, insolvency, receivership, foreclosure, winding up or liquidation proceedings, or any actual or attempted sale, or any exchange, enforcement, collection, compromise or settlement in respect of any of the Collateral, and for the care of the Collateral and defending or asserting rights and claims of the Administrative Agent in respect thereof, by litigation or otherwise, including expenses or insurance, (y) judicial or regulatory proceedings and (z) workout, restructuring or other negotiations or proceedings (whether or not the workout, restructuring or transaction contemplated thereby is consummated) (ii) the enforcement of this Section 6.03, and all such costs and expenses shall be Secured Obligations entitled to the benefits of the collateral security provided pursuant to Section 3 hereof.

6.04 Amendments, Etc. The terms of this Agreement may be waived, altered or amended only by an instrument in writing duly executed by each Debtor and the Administrative Agent (with the consent of the Lenders as specified in Section
11.09 of the Credit Agreement). Any such amendment or waiver shall be binding upon the Administrative Agent and each Lender, each holder of any of the Secured Obligations and each Debtor.

6.05 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the respective successors and assigns of each Debtor, the Administrative Agent, the Lenders and each holder of any of the Secured Obligations (provided, however, that no Debtor shall assign or transfer its rights hereunder without the prior written consent of the Administrative Agent).

6.06 Captions. The captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Agreement.

6.07 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

     6.08 Governing Law. This Agreement shall be governed by, and construed in accordance with, the law of the State of New York.

6.09 Agents and Attorneys-in-Fact. The Administrative Agent may employ agents and attorneys-in-fact in connection herewith and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it in good faith.

6.10 Severability. If any provision hereof is invalid and unenforceable in any jurisdiction, then, to the fullest extent permitted by law, (i) the other provisions hereof shall remain in full force and effect in such jurisdiction and shall be liberally construed in favor of the Administrative Agent and the Lenders in order to carry out the intentions of the parties hereto as nearly as may be possible and (ii) the invalidity or unenforceability of any provision hereof in any jurisdiction shall not affect the validity or enforceability of such provision in any other jurisdiction.

                      [SIGNATURES APPEAR ON FOLLOWING PAGE]

                  [SIGNATURE PAGE 1 OF 4 TO THE SECOND AMENDED
                   AND RESTATED PLEDGE AND SECURITY AGREEMENT]

         IN WITNESS WHEREOF, the parties hereto have caused this Pledge and Security Agreement to be duly executed and delivered as of the day and year first above written.

                  THE PARENT
                  COMMONWEALTH INDUSTRIES, INC.


                   By:
                   -----------------------------------------------------------
                                      Name:
                                     Title:


                   BORROWERS

                   COMMONWEALTH ALUMINUM CORPORATION


                   By:
                   -----------------------------------------------------------
                                      Name:
                                     Title:


                   CI HOLDINGS, INC.


                   By:
                   -----------------------------------------------------------
                                      Name:
                                     Title:

                  [SIGNATURE PAGE 2 OF 4 TO THE SECOND AMENDED
                   AND RESTATED PLEDGE AND SECURITY AGREEMENT]


                  CA LEWISPORT, INC.


                  By:
                  -----------------------------------------------------------
                                      Name:
                                     Title:


                  COMMONWEALTH ALUMINUM LEWISPORT,
                  LLC

                  By:  CA LEWISPORT, INC., its managing member


                  By:
                  -----------------------------------------------------------
                                      Name:
                                     Title:


                  ALFLEX CORPORATION

                  By:
                  -----------------------------------------------------------
                                      Name
                                     Title:


                  COMMONWEALTH ALUMINUM CONCAST, INC.


                  By:
                  -----------------------------------------------------------
                                      Name:
                                     Title:

                  [SIGNATURE PAGE 3 OF 4 TO THE SECOND AMENDED
                   AND RESTATED PLEDGE AND SECURITY AGREEMENT]

                  COMMONWEALTH ALUMINUM METALS, LLC

                  By:  COMMONWEALTH ALUMINUM LEWISPORT, LLC

                  By:  CA LEWISPORT, INC., its managing member


                  By:
                  -----------------------------------------
                                      Name:
                                     Title:


                  SUBSIDIARY GUARANTORS

                  COMMONWEALTH ALUMINUM SALES CORPORATION


                  By:
                  -----------------------------------------------------------
                                      Name:
                                     Title:


                  ALFLEX E1 LLC

                  By:  ALFLEX CORPORATION, its sole member


                  By:
                  -----------------------------------------------------------
                                      Name:
                                     Title:

                  [SIGNATURE PAGE 4 OF 4 TO THE SECOND AMENDED
                   AND RESTATED PLEDGE AND SECURITY AGREEMENT]

                  COMMONWEALTH ALUMINUM TUBE ENTERPRISES, LLC

                  By:  COMMONWEALTH ALUMINUM CONCAST, INC., its sole member


                  By:
                  --------------------------------------------------
                                      Name:
                                     Title:

                  THE ADMINISTRATIVE AGENT

                  PNC BANK, NATIONAL ASSOCIATION,
                  as Administrative Agent


                  By:
                  -----------------------------------------------------------
                                      Name:
                                     Title:

            Second Amended and Restated Pledge and Security Agreement
                                 March 20, 2002
                                   Schedules:

                           Pledge & Security Agreement
                                     Annex I

                  Stock and Limited Liability Company Interests

----------------------------- ---------------- --------------- -------------------- -------------- -------------
                                                               Issued and
                                               Entity          Outstanding Stock/
                                               holding         Nature of                            % of
Entity                        Jurisdiction     Ownership       ownership           Certificate #  ownership

----------------------------- ---------------- --------------- -------------------- -------------- -------------
----------------------------- ---------------- --------------- -------------------- -------------- -------------
CI Holdings, Inc.             Delaware         Commonwealth    1,000   shares   of        2        100%
                                               Industries,     common  stock  $.01
                                               Inc.            par value
----------------------------- ---------------- --------------- -------------------- -------------- -------------
----------------------------- ---------------- --------------- -------------------- -------------- -------------
Commonwealth Aluminum         Delaware         Commonwealth    1,000   shares   of        1        100%
Corporation                                    Aluminum        common  stock  $.01
                                               Concast, Inc.   par value
----------------------------- ---------------- --------------- -------------------- -------------- -------------
----------------------------- ---------------- --------------- -------------------- -------------- -------------
Alflex Corporation            Delaware         CI Holdings,    1,000   shares   of        1        100%
                                               Inc.            common  stock  $.01
                                                               par value
----------------------------- ---------------- --------------- -------------------- -------------- -------------
----------------------------- ---------------- --------------- -------------------- -------------- -------------
CA Lewisport, Inc.            Delaware         Commonwealth    1,000   shares   of        2        100%
                                               Industries,     common  stock  $.01
                                               Inc.            par value
----------------------------- ---------------- --------------- -------------------- -------------- -------------
----------------------------- ---------------- --------------- -------------------- -------------- -------------
Commonwealth Aluminum         Delaware         CA Lewisport,   Shared    ownership        1        78.41%
Lewisport, LLC                                 Inc.            of member units
                                               Commonwealth                               2        21.59%
                                               Aluminum
                                               Corporation
----------------------------- ---------------- --------------- -------------------- -------------- -------------
----------------------------- ---------------- --------------- -------------------- -------------- -------------
Commonwealth Aluminum         Delaware         Commonwealth    Owner     of    all        1        100%
Metals, LLC                                    Aluminum        member units
                                               Lewisport, LLC
----------------------------- ---------------- --------------- -------------------- -------------- -------------
----------------------------- ---------------- --------------- -------------------- -------------- -------------
Commonwealth Aluminum         Ohio             CI Holdings,    1,000   shares   of        2        100%
Concast, Inc.                                  Inc.            common  stock  $.01
                                                               par value
----------------------------- ---------------- --------------- -------------------- -------------- -------------
----------------------------- ---------------- --------------- -------------------- -------------- -------------
Commonwealth Aluminum         Delaware         CA Lewisport,   1,000   shares   of        2        100%
Sales Corporation                              Inc.            common  stock  $.01
                                                               par value
----------------------------- ---------------- --------------- -------------------- -------------- -------------
----------------------------- ---------------- --------------- -------------------- -------------- -------------
Alflex E1 LLC                 Delaware         Alflex          Owner     of    all        1        100%
                                               Corporation     member units
----------------------------- ---------------- --------------- -------------------- -------------- -------------
----------------------------- ---------------- --------------- -------------------- -------------- -------------
Commonwealth Aluminum         Delaware         Commonwealth    Owner     of    all        1        100%
Tube Enterprises, LLC                          Aluminum        member units
                                               Concast, Inc.
----------------------------- ---------------- --------------- -------------------- -------------- -------------

                           Pledge & Security Agreement
                                Annex 2, 3 and 4

                       Copyrights, Patents and Trademarks

---------------------------------------------------------------------------------------------------------------------------
                                                Application         Registration  Registration
 Entity      Type    Country       Mark            Date    Serial #   Date       #     Goods/Services Description
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex               USA    Slinky-Flex
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex               USA    Data-Flex                                                  G:Galvanized steel flexible
                                                                                       electrical conduit
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Canada Power Snap           25-Jan-00 1044098  02/21/2002  558274 G-wiring systems, namely, a
          trademark                                                                    prefabricated system consisting of
                                                                                       interconnectable electrical parts,
                                                                                       components and specialties for
                                                                                       electrically wiring a building
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Canada Lite Whip            25-Jan-00 1044099  02/18/2002  558073 [G] Pre-wired flexible electrical
          trademark                                                                    conduit
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Canada Computer Blue        25-Jan-00 1044089  02/18/2002  558070 G:Flexible plastic-coated conduits
          trademark                                                                    for housing computer wiring and
                                                                                       cabling
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Mexico Qwik Whip            03-Feb-00 409324   05/30/2000  656520
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Mexico Power Snap                              02/23/1996  518162
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Mexico Red Alert            03-Feb-00 409325   05/30/2000  656521
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Mexico Power Snap           03-Feb-00 409323   05/30/2000  656519
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Mexico Lite Whip            03-Feb-00 409322   05/30/2000  656518
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Mexico Galflex              03-Feb-00 409321   05/30/2000  656517
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Mexico Electrician's        03-Feb-00 409320   05/30/2000  656516
          Trademark         Choice
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Mexico Duraclad             03-Feb-00 409319   05/30/2000  656515
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Mexico Computer Blue        03-Feb-00 409318   05/30/2000  656514
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Mexico Armorlite            03-Feb-00 409317   05/30/2000  656513
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered Mexico Ultra-Whip           03-Feb-00 409326   05/30/2000  656522
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered USA    Ultra-Whip           19-Jun-95 74/689,7205/28/1996 1976625 G:Pre-wired flexible conduit
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered USA    Duraclad             04-Dec-86 73/633,5307/21/1987 1448312 G:Steelclad armored cable used for
          Trademark                                                                    circuit wiring
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered USA    Red Alert            26-May-98 75/490,5008/07/2001 2476131 G:Fire alarm and control
          trademark                                                                    electrical cable
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered USA    Qwik Whip            08-Jan-98 75/415,3012/14/1999 2299357 G:Prefabricated wiring components
          Trademark                                                                    namely flexible conduit
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered USA    Power Snap           31-Oct-94 74/592,4406/10/1997 2070257 G:Wiring systems namely a
          Trademark                                                                    prefabricates system of electrical
                                                                                       wires for use in a building
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered USA    Lite Whip            08-Jan-98 75/415,3006/22/1999 2255151 G:Pre-wired flexible conduit
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered USA    Galflex              25-Apr-78 73/167,9604/10/1979 1116338 G:Galvanized steel flexible
          Trademark                                                                    electrical conduit
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered USA    Electrician's        01-Jul-91 74/180,7003/30/1993 1761988 G:Metallic sheathed electrical
          Trademark         Choice                                                     cables for electrical wiring
                                                                                       systems
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered USA    Armorlite            31-Oct-83 73/450,6502/12/1985 1319012 G:Electrical conduit
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered USA    Alflex & Design      21-Apr-69 72/324,9904/10/1973  956834 G:Flexible aluminum conduit for
          Trademark         (spiral)                                                   electrical purposes
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered USA    Ultratite            06-Jul-82 73/373,0603/06/1984 1268964 G:Flexible electrical conduit
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Registered USA    Computer Blue        07-Mar-88 73/715,0301/10/1989 1519628 G:Flexible plastic coated conduits
          Trademark                                                                    for housing computer wiring and
                                                                                       cabling
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  Canada Red Alert            25-Jan-00 1044095
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  Canada Qwik Whip            25-Jan-00 1044093                     [G] prefabricated wiring
                                                                                       components, namely, flexible
                                                                                       electrical conduit
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  Canada Galflex              25-Jan-00 1044091
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  Canada Electrician's        25-Jan-00 1044092                     [G] metallic sheathed electrical
                            Choice                                                     cables for electrical wiring
                                                                                       systems
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  Canada Duraclad             25-Jan-00 1044094
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  Canada Armorlite            25-Jan-00 1044088                     G:Electrical conduit
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  Canada Alflex & Design      25-Jan-00 1044090                     G:Flexibile metal conduit for
                            (spiral)                                                   electrical purposes
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  Canada Ultra-Whip           25-Jan-00 1044096
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  Canada Ultralite            25-Jan-00 1044097
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  Canada Ultratite            06-Apr-00 1054322                     [G] flexible electrical conduit
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  Mexico Ultratite            03-Feb-00 409327
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  Mexico Alflex & Design      03-Feb-00 409316
                            (spiral)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  USA    Your Specialty       15-Nov-01 78/081,924
                            Cable Supplier
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Trademark  USA    Better               15-May-98 75/486,064                  G:Manufacture of aluminum flexible
                            Company...Better                                             conduit aluminum armored cable
                            Products                                                   aluminum metal clad cable and
                                                                                       electrical wiring products to the
                                                                                       specifications of others.
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Alflex    Utility    USA    Interlocked          22-Jun-00 09/602,078                  G:A cable having a conductor
          Patent            Metal-Clad Cable                                           assembly containing at least two

                                                                                       electrically
                                                                                       insulated
                                                                                       conductors
                                                                                       where
                                                                                       the
                                                                                       at
                                                                                       least
                                                                                       two
                                                                                       electrically
                                                                                       insulated
                                                                                       conductors
                                                                                       are
                                                                                       cabled
                                                                                       together
                                                                                       longitudinally
                                                                                       into
                                                                                       a
                                                                                       bundle
                                                                                       and
                                                                                       enclosed
                                                                                       within
                                                                                       an
                                                                                       oiverall
                                                                                       cover
                                                                                       preferably
                                                                                       ...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CAC       Patent     USA    Improved Method      30-Sep-99 09/408,608                  Joint Development Agreement
                            for Casting Hot
                            Rolling and
                            Annealing Non-Heat
                            Treatable Aluminum
                            Alloys assigned by
                            Reynolds Metals
                            Company
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CATE                 USA    System and method    27-Feb-02
                            of coating a
                            continuous lengh
                            of material
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CATE      Registered Canada "A" Commonwealth     01-Nov-01 1120140
          Trademark         Aluminum & Design
                            (stylized A)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CATE      ServicemarkUSA    Tube Enterprises     04-May-01 76/251,127                  G:Custom manufacture of metal
                            Miscellaneous                                              tubes to the specifications of
                            Design                                                     others
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CATE      Trademark  Canada Tube Enterprises     04-May-01
                            Design
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CATE      Trademark  Mexico Tube Enterprises     04-Nov-01                             [G] metal tubes
                            Design
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CATE      Trademark  USA    Tube Enterprises     04-May-01 76/251,126                  G:Metal tubes
                            Design
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CATE      Trademark  USA    A L Commonwealth     01-Feb-02 76/365147                   G-metal tubes
                            Aluminum Tube
                            Enterprises LLC &
                            Design
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CATE      Trademark  USA    CATE, LLC            13-Feb-02 76/366102                   G-custom manufacture of metal
                                                                                       tubes to the specification of
                                                                                       others
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Patent     USA    Process for          09-Jan-02
                            Producing Aluminum
                            Sheet Product
                            Having Controlled
                            Recrystallization
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    CII (stylized)       02-Feb-00 75/908,2207/03/2001 2465379 S:For treatment and processing of
          Servicemark                                                                  aluminum and aluminum alloys

                                                                                       manufacture
                                                                                       of
                                                                                       electrical
                                                                                       flexible
                                                                                       conduit
                                                                                       prewired
                                                                                       armored
                                                                                       cable
                                                                                       and
                                                                                       aluminum
                                                                                       products
                                                                                       namely
                                                                                       aluminum
                                                                                       and
                                                                                       aluminum
                                                                                       alloys
                                                                                       sold
                                                                                       in
                                                                                       coils
                                                                                       rolls
                                                                                       sheets
                                                                                       and
                                                                                       tubing
                                                                                       for
                                                                                       use
                                                                                       in
                                                                                       the
                                                                                       building
                                                                                       ...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    Scrappy Design       18-Apr-91 74/158,3505/12/1992 1686782 S:Recycling services
          Servicemark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    Miscellaneous        02-Feb-00 75/908,2301/02/2001 2417636 S:Treatment and processing of
          Servicemark       Design ("A and L"                                          aluminum and aluminum alloys
                            in circle)                                                 manufacture of electrical flexible
                                                                                       conduit prewired armored cable and
                                                                                       aluminum products namely aluminum
                                                                                       and aluminum alloys sold in coils
                                                                                       rolls sheets and tubing for use in
                                                                                       the building...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    If the can doesn't   13-Nov-89 73/837,6510/01/1991 1659136 S:Recycling services
          Servicemark       stick cash it in
                            quick! Scrappy &
                            Design
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    Commonwealth         02-Feb-00 75/908,2312/04/2001 2514190 S:Treatment and processing of
          Servicemark       Aluminum                                                   aluminum and aluminum alloys,

                                                                                       manufacture
                                                                                       of
                                                                                       aluminum
                                                                                       products,
                                                                                       namely,
                                                                                       aluminum
                                                                                       and
                                                                                       aluminum
                                                                                       alloys
                                                                                       sold
                                                                                       in
                                                                                       coils,
                                                                                       rolls,
                                                                                       sheets
                                                                                       and
                                                                                       tubing
                                                                                       for
                                                                                       use
                                                                                       in
                                                                                       the
                                                                                       building,
                                                                                       consumer
                                                                                       durables,
                                                                                       automotive,
                                                                                       electrical,
                                                                                       packaging,
                                                                                       ...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    Commonwealth         02-Feb-00 75/908,2306/26/2001 2463588 S:Treatment and processing of
          Servicemark       Industries                                                 aluminum and aluminum alloys

                                                                                       manufacture
                                                                                       of
                                                                                       electrical
                                                                                       flexible
                                                                                       conduit
                                                                                       prewired
                                                                                       armored
                                                                                       cable
                                                                                       and
                                                                                       aluminum
                                                                                       products
                                                                                       namely
                                                                                       aluminum
                                                                                       and
                                                                                       aluminum
                                                                                       alloys
                                                                                       sold
                                                                                       in
                                                                                       coils
                                                                                       rolls
                                                                                       sheets
                                                                                       and
                                                                                       tubing
                                                                                       for
                                                                                       use
                                                                                       in
                                                                                       the
                                                                                       building
                                                                                       ...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    Commonwealth         02-Feb-00 75/908,3212/04/2001 2514191 S:Treatment and processing
          Servicemark       Aluminum Aluminum                                          aluminum and aluminum alloys,
                            Manufacturing                                              manufacture of aluminum products
                            Leadership &                                               namely aluminum and aluminum
                            Design (stylized)                                          alloys sold in coils rolls sheets
                                                                                       and tubing for use in the building
                                                                                       consumer durables automotive
                                                                                       electrical packaging
                                                                                       transportation...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    Commonwealth         02-Feb-00 75/908,2312/18/2001 2519363 S:Treatment and processing of
          Servicemark       Aluminum (stylized)                                        aluminum and aluminum alloys

                                                                                       manufacture
                                                                                       of
                                                                                       aluminum
                                                                                       products
                                                                                       namely
                                                                                       aluminum
                                                                                       and
                                                                                       aluminum
                                                                                       alloys
                                                                                       sold
                                                                                       in
                                                                                       coils
                                                                                       rolls
                                                                                       sheets
                                                                                       and
                                                                                       tubing
                                                                                       for
                                                                                       use
                                                                                       in
                                                                                       building
                                                                                       consumer
                                                                                       durables
                                                                                       automotive
                                                                                       electrical
                                                                                       packaging
                                                                                       transportation
                                                                                       ...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    Commonwealth         02-Feb-00 75/908,2206/05/2001 2457040 S:Treatment and processing of
          Servicemark       Industries                                                 aluminum and aluminum alloys
                            (stylized)
                                                                                       manufacture
                                                                                       of
                                                                                       electrical
                                                                                       flexible
                                                                                       conduit
                                                                                       prewired
                                                                                       armored
                                                                                       cable
                                                                                       and
                                                                                       aluminum
                                                                                       products
                                                                                       namely
                                                                                       aluminum
                                                                                       and
                                                                                       aluminum
                                                                                       alloys
                                                                                       sold
                                                                                       in
                                                                                       coils
                                                                                       rolls
                                                                                       sheets
                                                                                       and
                                                                                       tubing
                                                                                       for
                                                                                       use
                                                                                       in
                                                                                       the
                                                                                       building
                                                                                       ...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered Mexico "A" Commonwealth     05-Sep-00 445993   04/25/2001  695664
          Trademark         Aluminum & Design
                            (stylized A)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered Mexico "A" Commonwealth     05-Sep-00 445993   04/25/2001  695660
          Trademark         Aluminum & Design
                            (stylized A)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered Mexico Miscellaneous        05-Sep-00 446000   04/25/2001  695664
          Trademark         Design (al in
                            circle)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered Mexico Miscellaneous        05-Sep-00 445999   04/25/2001  695663
          Trademark         Design (al in
                            circle)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered Mexico Commonwealth         27-Jul-00 438838   02/28/2001  688509 S:Treatment and processing of
          Trademark         Industries                                                 aluminum and aluminum alloys
                            (stylized)
                                                                                       manufacture
                                                                                       of
                                                                                       electrical
                                                                                       flexible
                                                                                       conduit
                                                                                       prewired
                                                                                       armored
                                                                                       cable
                                                                                       and
                                                                                       aluminum
                                                                                       products
                                                                                       namely
                                                                                       aluminum
                                                                                       and
                                                                                       aluminum
                                                                                       alloys
                                                                                       sold
                                                                                       in
                                                                                       coils
                                                                                       rolls
                                                                                       sheets
                                                                                       and
                                                                                       tubing
                                                                                       for
                                                                                       use
                                                                                       in
                                                                                       the
                                                                                       building
                                                                                       ...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered Mexico Commonwealth         27-Jul-00 438839   02/28/2001  688510 S:Treatment and processing of
          Trademark         Industries                                                 aluminum and aluminum alloys

                                                                                       manufacture
                                                                                       of
                                                                                       electrical
                                                                                       flexible
                                                                                       conduit
                                                                                       prewired
                                                                                       armored
                                                                                       cable
                                                                                       and
                                                                                       aluminum
                                                                                       products
                                                                                       namely
                                                                                       aluminum
                                                                                       and
                                                                                       aluminum
                                                                                       alloys
                                                                                       sold
                                                                                       in
                                                                                       coils
                                                                                       rolls
                                                                                       sheets
                                                                                       and
                                                                                       tubing
                                                                                       for
                                                                                       use
                                                                                       in
                                                                                       the
                                                                                       building
                                                                                       ...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered Mexico Commonwealth         05-Sep-00 445994   01/31/2001  685800 G:Aluminum and aluminum alloys
          Trademark         Aluminum                                                   sold in coils rolls sheets and

                                                                                       tubing
                                                                                       for
                                                                                       use
                                                                                       in
                                                                                       the
                                                                                       building
                                                                                       consumer
                                                                                       durables
                                                                                       automotive
                                                                                       electrical
                                                                                       packaging
                                                                                       transportation
                                                                                       and
                                                                                       food
                                                                                       and
                                                                                       beverage
                                                                                       industries
                                                                                       and
                                                                                       electrical
                                                                                       flexible
                                                                                       conduit
                                                                                       prewired
                                                                                       armored
                                                                                       cable
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered Mexico Commonwealth         05-Sep-00 445998   03/30/2001  692568 S:Treatment and processing of
          Trademark         Aluminum Aluminum                                          aluminum and aluminum alloys
                            Manufacturing                                              manufacture of electrical flexible
                            Leadership &                                               conduit prewired armored cable and
                            Design (stylized)                                          aluminum products namely aluminum
                                                                                       and aluminum alloys sold in coils
                                                                                       rolls sheets and tubing for use in
                                                                                       the building...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered Mexico Commonwealth         05-Sep-00 445996   01/31/2001  685801 S:Treatment and processing of
          Trademark         Aluminum                                                   aluminum and aluminum alloys

                                                                                       manufacture
                                                                                       of
                                                                                       electrical
                                                                                       flexible
                                                                                       conduit
                                                                                       prewired
                                                                                       armored
                                                                                       cable
                                                                                       and
                                                                                       aluminum
                                                                                       products
                                                                                       namely
                                                                                       aluminum
                                                                                       and
                                                                                       aluminum
                                                                                       alloys
                                                                                       sold
                                                                                       in
                                                                                       coils
                                                                                       rolls
                                                                                       sheets
                                                                                       and
                                                                                       tubing
                                                                                       for
                                                                                       use
                                                                                       in
                                                                                       the
                                                                                       building
                                                                                       ...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered Mexico CII (stylized)       27-Jul-00 438837   02/28/2001  688508 S:Treatment and processing of
          Trademark                                                                    aluminum and aluminum alloys

                                                                                       manufacture
                                                                                       of
                                                                                       electrical
                                                                                       flexible
                                                                                       conduit
                                                                                       prewired
                                                                                       armored
                                                                                       cable
                                                                                       and
                                                                                       aluminum
                                                                                       products
                                                                                       namely
                                                                                       aluminum
                                                                                       and
                                                                                       aluminum
                                                                                       alloys
                                                                                       sold
                                                                                       in
                                                                                       coils
                                                                                       rolls
                                                                                       sheets
                                                                                       and
                                                                                       tubing
                                                                                       for
                                                                                       use
                                                                                       in
                                                                                       the
                                                                                       building
                                                                                       ...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered Mexico "A" Commonwealth     05-Sep-00 445993   04/25/2001  695663
          Trademark         Aluminum & Design
                            (stylized A)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    Vaclite              24-May-93 74/394,1911/08/1994 1861611 G:Aluminum alloy
          Trademark
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    Miscellaneous        02-Feb-00 75/908,2208/28/2001 2481786 G:Aluminum and aluminum alloys
          trademark         Design ("A and L"                                          sold in coils rolls sheets and
                            in circle)                                                 tubing for use in the building
                                                                                       consumer durables automotive
                                                                                       electrical packaging
                                                                                       transportation and food and
                                                                                       beverage industries and electrical
                                                                                       flexible conduit prewired armored
                                                                                       cable
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    Commonwealth         21-Jun-00 76/074,4009/04/2001 2484941 G:Aluminum and aluminum alloys
          trademark         Aluminum Aluminum                                          sold in coils rolls sheets and
                            Manufacturing                                              tubing for use in the building
                            Leadership                                                 consumer durables automotive
                            (stylized)                                                 electrical packaging
                                                                                       transportation and food and
                                                                                       beverage industries
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    Commonwealth         02-Feb-00 75/908,3212/18/2001 2519364 G:Aluminum and aluminum alloys
          trademark         Aluminum (stylized)                                        sold in coils rolls sheets and

                                                                                       tubing
                                                                                       for
                                                                                       use
                                                                                       in
                                                                                       the
                                                                                       building
                                                                                       consumer
                                                                                       durables
                                                                                       automotive
                                                                                       electrical
                                                                                       packaging
                                                                                       transportation
                                                                                       and
                                                                                       food
                                                                                       and
                                                                                       beverage
                                                                                       industries.
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    Commonwealth         29-May-85 73/540,3003/18/1986 1386554 G:Aluminum and aluminum alloys
          Trademark         Aluminum & Design                                          sold for use in the beverage and
                            (c) stylized                                               food building consumer durables
                            -old style-                                                electrical packaging and transport
                                                                                       industries
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    Commonwealth         02-Feb-00 75/908,2212/04/2001 2514189 G:Aluminum and aluminum alloys
          trademark         Aluminum                                                   sold in coils, rolls, sheets and
                                                                                       tubing for use in the building,
                                                                                       consumer durables, automotive,
                                                                                       electrical, packaging,
                                                                                       transportation and food and
                                                                                       beverage industries
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Registered USA    "A" Commonwealth     05-Jun-95 74/684,5808/04/1998 2178815 G:Aluminum and aluminum alloys
          Trademark         Aluminum & Design                                          sold in rolls for use in the food
                            (stylized A)                                               and beverage building consumer
                                                                                       durables electrical packaging and
                                                                                       transportation industries
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       ServicemarkMexico Commonwealth         05-Sep-00 445997               695662
                            Aluminum (stylized)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       ServicemarkMexico Miscellaneous        05-Sep-00 446001
                            Design (al in
                            circle)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       ServicemarkMexico Commonwealth         05-Sep-00 446002
                            Aluminum Aluminum
                            Manufacturing
                            Leadership
                            (stylized)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       ServicemarkUSA    CII Net & Design     28-Jun-00 76/077,468                  S:Intranet services
                            (circle)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       ServicemarkUSA    If the can doesn't   07-May-97 75/287,908                  S:Recycling services
                            stick cash it in
                            quick! Scrappy &
                            Design
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       ServicemarkUSA    Commonwealth         20-Nov-89 74/003,9803/05/1991 1636958 G:Clothing namely tee shirts sweat
          Trademark         Aluminum Recycling                                         shirts golf shirts and baseball
                            & Design                                                   caps  S:Recycling services
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Trademark  Canada "A" Commonwealth     18-Aug-00 1071796
                            Aluminum & Design
                            (stylized A)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Trademark  Canada CII (stylized)       24-Jul-00 1068343                     S:Treatment and processing of
                                                                                       aluminum and aluminum alloys
                                                                                       manufacture of electrical flexible
                                                                                       conduit prewired armored cable and
                                                                                       aluminum products namely aluminum
                                                                                       and aluminum alloys sold in coils
                                                                                       rolls sheets and tubing for use in
                                                                                       the building...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Trademark  Canada Miscellaneous        18-Aug-00 1071801
                            Design ("A and L"
                            in circle)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Trademark  Canada Commonwealth         24-Jul-00 1068342                     S:Treatment and processing of
                            Industries                                                 aluminum and aluminum alloys
                            (stylized)                                                 manufacture of electrical flexible

                                                                                       conduit
                                                                                       prewired
                                                                                       armored
                                                                                       cable
                                                                                       and
                                                                                       aluminum
                                                                                       products
                                                                                       namely
                                                                                       aluminum
                                                                                       and
                                                                                       aluminum
                                                                                       alloys
                                                                                       sold
                                                                                       in
                                                                                       coils
                                                                                       rolls
                                                                                       sheets
                                                                                       and
                                                                                       tubing
                                                                                       for
                                                                                       use
                                                                                       in
                                                                                       the
                                                                                       building
                                                                                       ...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Trademark  Canada Commonwealth         24-Jul-00 1068341                     S:Treatment and processing of
                            Industries                                                 aluminum and aluminum alloys

                                                                                       manufacture
                                                                                       of
                                                                                       electrical
                                                                                       flexible
                                                                                       conduit
                                                                                       prewired
                                                                                       armored
                                                                                       cable
                                                                                       and
                                                                                       aluminum
                                                                                       products
                                                                                       namely
                                                                                       aluminum
                                                                                       and
                                                                                       aluminum
                                                                                       alloys
                                                                                       sold
                                                                                       in
                                                                                       coils
                                                                                       rolls
                                                                                       sheets
                                                                                       and
                                                                                       tubing
                                                                                       for
                                                                                       use
                                                                                       in
                                                                                       the
                                                                                       building
                                                                                       ...
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Trademark  Canada Commonwealth         18-Aug-00 1071800
                            Aluminum Aluminum
                            Manufacturing
                            Leadership
                            (stylized)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Trademark  Canada Commonwealth         18-Aug-00 1071799
                            Aluminum Aluminum
                            Manufacturing
                            Leadership &
                            Design (stylized)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Trademark  Canada Commonwealth         18-Aug-00 1071798
                            Aluminum (stylized)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Trademark  Canada Commonwealth         18-Aug-00 1071797
                            Aluminum
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Trademark  Mexico Commonwealth         05-Sep-00 445995               695661
                            Aluminum (stylized)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Trademark  USA    Vaclite              25-Feb-91 74/141,729                  G:Aluminum alloy
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
CII       Trademark  USA    Commonwealth         07-May-97 75/287,902                  G:Clothing namely tee shirts
                            Aluminum Recycling                                         sweatshirts golf shirts and
                            & Design                                                   baseball caps  S:Recycling
                                                                                       services.
---------------------------------------------------------------------------------------------------------------------------

                           Pledge & Security Agreement
                                     Annex 5

                       Licenses and Other User Agreements
                             Software and Hardware

                                                                                     LAST DATE      Available
    VENDOR      PRODUCT NAME                                              QTY         Counted       12/05/2001
                                         QMS
                QMS Printers                                               7        05/14/2001
                                        GHOST
   Symantec     Norton Ghost License                                      310       03/21/2001
                                     WORKSTATION
   Microsoft    Windows  NT Workstation Ver.  4.0 (for PC)                 32       05/31/2001          2
   Microsoft    Windows  NT  Workstation Ver. 3.51                         9        03/20/2001

                                     WINDOWS 97
   Microsoft    Office 97 Standard Edition                                114       03/21/2001
   Microsoft    Word 97 Upgrade                                            1
                                       VERITAS
    Veritas     Veritas  (Servers)                                         17       03/21/2001
    Veritas     Veritas                                                    20       03/21/2001
                                       SERVER
   Microsoft    Management Server Ver. 2.0   &  Client Access license      22       03/21/2001
   Microsoft    Proxy Server Ver 2.0 upgrade                               1        03/21/2001
   Microsoft    Windows NT Server  Ver. 4.0                                28       03/21/2001
    Citrix      Citrix Sys. Server Stfw License                            1        03/21/2001
   Microsoft    Backoffice Server V 4.0                                    2
   Microsoft    Miscrosft SQL Server (TM) Ver 7.0                          1        06/21/1999
                                       ACCESS
   Microsoft    Access 2000                                                4        03/21/2001
   Microsoft    Access 97                                                  12       03/21/2001
   Microsoft    Access Ver. 2.0                                            42       03/21/2001
                                  MICROSOFT OFFICE
   Microsoft    Office Standard   Ver.4.2                                 133       03/21/2001
   Microsoft    MS Office Automatic Office Automatic Upgrade for MS        6        03/21/2001
                Office Standard
   Microsoft    Office Standard for Windows V4.0                           7        03/21/2001
   Microsoft    Office for Windows 95 Standard Edition V 7.0               2        03/21/2001          1
   Microsoft    Office 2000                                                22       05/31/2001          12
   Microsoft    Window Professional 2000                                   12       03/21/2001
                                       PROJECT
   Microsoft    Project 98                                                 24       03/21/2001          6
   Microsoft    Project Ver.  4.0                                          33       03/21/2001
                                     POWERPOINT
   Microsoft    Powerpoint 97                                              1        03/21/2001
   Microsoft    Powerpoint for Windows Ver. 4.0                           150       03/21/2001
                                      PUBLISHER
   Microsoft    Publisher 2000                                             1        03/21/2001          0
   Microsoft    Publisher 97                                               5        03/21/2001          0
                                      CALENDAR
   Power Up     Calendar Creator & Calendar Plus  V. 5.0                   14       03/21/2001
 SoftKey Intl   Calendar Creator 4 FOR WINDOWS                             1        03/21/2001
   Power Up     Calendar Creator Plus V5.01                                3        03/21/2001
                Calendar Creator V. 6.0                                    2        03/21/2001
  Broderbund    Calendar Creator ver 7                                     10       03/21/2001
                                      FRONTPAGE
   Microsoft    Frontpage 2000 (also upgrades)                             32       05/31/2001    2 (we have 10
                                                                                                 in training lab)
   Microsoft    Frontpage 98   MS Image Composer 1.5                       4        03/21/2001          2
   Microsoft    Image Composer Software                                    12       03/21/2001
                                     WINDOWS 95
   Microsoft    Windows 95 (Compaq PC only   - laptops)                   137       05/31/2001
   Microsoft    Windows95 With MS Internet Explorer 4.0 CD-ROM             32       03/21/2001
   Microsoft     Windows   95                                             315       03/21/2001
   Microsoft    Windows  95 Upgrades  from 3.X                            300       03/21/2001
                                       AUTOCAD
   AutoDesk     AutoCad 14                                                 15       03/21/2001
   AutoDesk     Autocad Software License Agreement                         14       03/21/2001
   AutoDesk     Autocad View                                               20       03/21/2001
 Cimmetry Sys.  AutoVue Professional Ver. 15 for windows                   20       03/21/2001
   AutoDesk     Autodesk                                                   6        03/21/2001
   AutoDesk     Autocad Lite                                               5        03/21/2001
                                        ADOBE
                Adobe Systems                                              13       04/05/2001
                                      TEAMLINKS
    Digital     Teamlinks Mail Client Ver. 2.7 for  WIN, WIN95,WIN.        10       02/05/1999
                NT, OS2
    Digital     Teamlinks Mail Ver.  2.1 for Windows                      145       10/11/1999
    Digital     Teamlinks Mail Ver.  2.5 for MS Windows                   341       10/11/1999
    Digital     Teamlinks Mail Ver.  3.0                                  212       10/11/1999
    Digital     Teamlinks Mail Ver.  4.0                                   32       10/22/1999
                                       OUTLOOK
   Microsoft    Outlook 97                                                 1
                                      SCHEDULER
   Microsoft    Schedule + for Windows 95 Ver 7.0                          2        08/05/1999
                                        EXCEL
   Microsoft    Excel  Ver.  5.0 License                                  149       10/11/1999
   Microsoft    Excel 97                                                   1        02/04/1999
   Microsoft    Excel V 2.1                                                1
   Microsoft    Win/Excel  V3.00 Lincense                                  24
   Microsoft    Win/Excel Ver. 4.0                                         49
   Microsoft    Update   Win/Excel 2.X/4.0 Resellar                        8
                                  WORD (ver 2,5,6)
   Microsoft    Word 6.0 License                                          155
   Microsoft    Win/Word  Ver. 2.0                                         45
   Microsoft    Word  5.5 PC                                               10
   Microsoft    Word 5.5B Grammatik License Bundle PC                      31
                                  WINDOWS (VER 3's)
   Microsoft    Windows Ver. 3.1 Upgrade                                   48
   Microsoft    Windows V3.0                                               15
                                       SEAGATE
    Seagate     Seagate Backup exec for Windows NT                         10       05/31/2001
    Seagate     Seagate Software                                           40       05/31/2001
                                       PROCOMM
                Procomm Plus                                               16       07/20/2000
                Procomm Plus 2000                                          2        09/23/1999
                                        VISIO
                VISIO 2000                                                 26       04/28/2000          5
                VISIO Professional                                         78       01/27/2000    9 (also 10 in
                                                                                                  training lab)
                                    VISUAL BASIC
   Microsoft    Visual  C++ Ver. 5.0                                       3
   Microsoft    Visual Basic  Professional Edition Ver. 5.00               1        03/27/2001
   Microsoft    Visual Basic  Professional Edition Ver. 6.0                3        04/05/2001
   Microsoft    Visual  Basic                                              2        06/08/2000
   Microsoft    Visual  C++  Ver. 4.00                                     13       10/11/1999
   Microsoft    Visual  Studio Enterprise Edition  Ver 6.0                 2        10/10/2000
   Microsoft    Visual Basic Enterprise Ver 6.0                            1        01/27/2000
                                      DISKEEPER
                Diskeeper for Windows 95/98/NT Workstation                 1        03/13/2001          1
                Diskeeper for Windows NT Server                            23       03/13/2001
                Diskeeper for Windows NT Workstation                       3        03/13/2001
                                      PATHWORKS
    Digital     Pathwork for  DOS                                         148
    Digital     Pathworks  V5.0 (Lan Manager) FPA                          10
    Digital     Pathworks  V5.0 OS/2 (Lan Manager) CCS                     18
    Digital     Pathworks for  0S/2                                        10
    Digital     Pathworks for Macintosh                                    1
    Digital     PW V5.0 DOS & Windows  (Lan Mgr) CCS  (Pathworks)          28
    Digital     PW V5.1 DOS & Windows (Lan Mgr) CCS  (Pathworks)           25
    Digital     PW V5.1 DOS & Windows (Net Ware) CCS (Pathworks)           6
    Digital     PW V6.0 DOS & Windows (Lan Mgr) CCS (Pathworks)            5
                             CERTIFICATE OF AUTHENTICITY
                Certificate of Authenticity MS  MS-DOS  Ver. 6.0           36
                Certificate of Authenticity MS  Ver. 6.22                  14
   Microsoft    Windows Certicate of Authenticity                          37
                Certificate of Authenticity MS-DOS  Ver 6.2                62
                                 LICENSE AGREEMENTS
   Microsoft    License Agreement                                          26
   Qualitas     Qualitas License Agreement                                 13
                Company License Agreement                                  19
    Digital     Digital Sales & License Agreement                          6
                BEC License Agreement (MS)                                 2
                DOS 5.0 License Agreement                                  4
                Statgraphic Warrenty & License Agreement                   16       10/11/1999
                Xircom License Agreement                                   7
   Microsoft    DOS 5.0 Upgrade   MS Lic Pack                              22
   Symantic     Symantic License Agreement                                 16
                                       TOSHIBA
    Toshiba     Toshiba License Agreement for MS MS-DOS                    25
    Toshiba     Toshiba Warramty Acknowledgement                           15
                                    MS- PACKAGES
   Microsoft    Win/Word 2.0 - Win/Excel 4.0 - Win/Powerpoint 2.0          3
   Microsoft    Win/Office 3.0 - Win/Word 2.0 - Win/Excel 4.0 -            39
                Win/Powerpoint 3.0
   Microsoft    Win/Word 1.1 Ver. - Win/Excel 3.0 - Win/Powerpoint         1
                2.0
                                       R-BASE
                R:BASE 5.0 for Windows Lan Pack                            2
                R:BASE 5.0 for Windows Single User                         1
                R:BASE 5.1 Lan Pack  -   Microrm License Agreement         20
                R:BASE 5.1 Single User - Microrm License Agreement         9
                R:BASE 5.5 Single User - Microrm License Agreement         3        10/22/1999
                                     REFLECTION
                Reflection  Suite for TCP Win 95/NT                       477
                Reflection  X  NT9X Eng Vol Purch                          57       04/04/2000
                Reflection Suite TCP Win 3.1 English                       23
                Reflection X Allpa/Power  PC (Refl X NT)                   1
                                         WRQ
                WRQ Reflection for the Web                                 1        12/20/2000
                WRQ Site License                                           1        12/28/2000
                                  386 MAX Upgrades
                386 MAX Upgrade                                            23
                                      NETSCAPE
                Netscape                                                  100
                Netscape Navigator                                         3        10/22/1999

                                       MISC 1
   Microsoft    PM Word 1.1 * OS/2                                         2
                WinZip                                                     50       01/01/2700
                Zip Tools                                                  2        01/27/2000
                CHECK 2000 Client Server                                   4        01/27/2000
                NCDnet License                                             1
   Microsoft    Word 5.5 Address Book Bunsle PC                            4
   Microsoft    Lan Manager Ver. 2.2                                       6
   Microsoft    Network Client                                             4
   Microsoft    Developer MS Developer ER Network Prof. Subscription       1
                License
                Siemens                                                    1        06/08/2000
   Microsoft    (R) Mail Ver. 3.2 for PC Networks License                  8
                ITC   Activpro Server                                    Multi
                                       MISC 2
                Quota Manager 4.0                                          2        04/08/1999
                Norton Utliliies for Macintosh V 3.1                       1        10/11/1999
                Harvard Graphics                                           1        10/11/1999
                Calibration Recall                                         2        10/22/1999
                ClickBook                                                  1        05/14/1999
                Cheyenne                                                   6        04/04/2000
                Arcada   (Product Registration Card)                       2
                Clicknet Ver. 3.1                                          2        12/28/2000
                Compaq PN                                                  1        12/20/2000
                Central Point Software                                     2        10/11/1999
                FileNet                                                    4        12/20/2000          0
    Citrix      Citrix                                                     6        12/13/2001
                                      EXCHANGE
   Microsoft    Exchange CAL 5.5 WinNT                                    700
   Microsoft    Exchange Svr Ent 5.5                                       2
                                       MISC 3
                Secure Document System                                     1        01/27/2000
                Symbol Technology                                          1        12/28/2000
                Synchronize License                                        50
                SPSS license                                               4        08/23/1999
                Insignia Solution Software                                 2        03/13/2001
                Formtool Ver. 3.0                                          2        10/11/1999
                EnterView                                                  1        04/04/2000
                PC AnyWhere   ver 8.0                                      2        12/20/2000
                PKWare Site License                                        1        12/01/1999
                Platinum Technology   Ver 1.0.0                            1        12/28/2000
                PQ Systems, INC. Easy License Agreement                    1
                                       MISC 4
                Inter Access Telnet d  (Pragma System License Reg.         1
                Card)
                WF-Admin upgrade Commonwts02                               2        12/20/2000
   Microsoft    Desktop operating system                                   1        10/10/2000
                LapLink                                                    2        07/20/2000
                Mathlad Ver. 8                                             1
                Microcom Systems                                           2
                R:SCOPE  - Microrm License Agreement                       1
                Microtek Software                                          1        04/18/2000
                KnowledgeWare                                              1
                Intellisync - Puma Technology, Inc                         2        08/23/1999
                Org Plus Registration Card                                 15       09/14/2001
   Microsoft    Developer Network                                          1        08/05/1999
                Solveware Software                                         1
                Thomas Register License                                    1        03/28/2001
                NWA Quality Analyst   Ver 5.1                              1        08/23/1999
                TalyProfile for Windows 2.0                                1        04/04/2000
   Microsoft    Technet Site License                                       1
   Microsoft    Windows 2000 Terminal Services Ver. 5 (client Access       5        12/20/2000
                Lic)

                                        MOUSE
   Microsoft    Mouse 400 PPI Ser/Win 3.10 (Dual) License                  15
   Microsoft    Mouse Windows V3.1                                         1
                                        LOTUS
                Lotus Freelance Graphics Windows Ver. 1.0                  1
                Lotus Freelance Graphics Windows Ver. 2.1                  8
                Lotus Freelance Graphivs Windows Ver. 2.0                  3
                Lotus License Agreement                                    46       10/11/1999


                                 TOP DRAWER IN FRONT
                Axent Technology license                                   3        06/08/2000
                Frontline                                                  12       07/20/2000
                HyperSnap                                                  1        04/22/1999
                Network Associates(McAfee)                                600       03/16/1999
                DECNET/SNA MS-DOS 3270 TE License                         120
                DECQuery for  DOS                                          7
                DECQuery for MS-Windows                                    11
    Digital     Digital Manager works                                      1        03/13/2001
    Digital     Digital Remote Server Manager V 1.2                        1        03/13/2001
    Digital     Digital ServerWorks (personal Computer) V1.0               1        03/13/2001
    Digital     Digital ServerWorks (personal Computer) V3.3               2        03/13/2001
    Digital     Digital StorageWorks V 1.1                                 2        03/13/2001
    Digital     Digital StorageWorks V 2.0                                 1        03/13/2001
                Large Scale Solver for Excel Enhancement Ver. 2.0          5        08/05/1999
                Software
                Polycenter AssestWORKS v. 2.0 for Windows NT               1
   Microsoft    System Mgnt Server Client Access License                  350
   Microsoft    Terminal Svr WinNT Trmnl 4.0                               4        03/30/1999
   Microsoft    Windows 95 Workstation                                     1        09/23/1999
   Microsoft    Windows NT Server  Ver. 3.51                               1        10/22/1999

                                    BOTTOM DRAWER
    Digital     ADV Server for OVMS CAL   Upgrade                         420       03/28/2001
                License Pak
    Digital     Pathworks 32 V7.1/Sys-Upgrade                             400       03/28/2001
                License Pak

                                                                                    ISSUE      LAST DATE
PRODUCT NAME                         PRODUCT POOL       PRODUCT #  LICENSE #   QTY    DATE      COUNTED
MS Office 97 Win 32                  Application        021-02474    10535587    15 05/18/199802/04/1999
MS Project 98 Win 32                 Application        076-00657    10535587    25 05/18/199802/04/1999
MS Access 97 Win32                   Applications       077-00931    10535587    37 05/18/199802/04/1999
MS Project 98 Win 32                 Application        076-00657    11031304     3 09/02/199802/04/1999
MS Access 97 Win 32                  Applications       077-00931    11031304     3 09/02/199802/04/1999
MS Access 97 Win 32                  Applications       077-00931    11095868    19 11/10/199802/04/1999
MS access 97 Win 32                  Application        077-00931    11173649     5 01/25/199902/04/1999

MS WindowsNT CAL 4.0 WinNT           Server             351-00220    10494796    20 05/07/199802/05/1999
MS Windows NT Server Cli Acc Lic     Server             351-00218    10854025   400 11/21/199702/04/1999
Comp Upg From Netware
MS Windows NT CAL 4.0 WinNT          Server             351-00222    10932754    55 08/06/199802/05/1999
MS WindowsNT CAL 4.0 WinNT           Server             351-00222    10938154    55 08/06/199802/04/1999
MS WindowsNT 4.0                     Server             351-00222    10938754    55 08/06/199802/04/1999
MS Windows NT Server Client Access   Server             351-00222    10986759  40   12/29/199702/05/1999
License
MS SQL CAL 6.5 WinNT                 Server             359-00068    11039900    25 09/14/199802/05/1999
MS WindowsNT Svr Ent 4.0             Server             779-00260    11039900     3 09/14/199802/05/1999
MS Windows NT 4.0 WinNT              Server             351-00222    11053746    67 09/25/199802/05/1999
MS Windows NT Workstation 4.0 CPUP   Systems            236-00389    11053751   100 09/25/199802/04/1999
MS Terminal Svr WinNT Trmnl 4.0      Server             063-00090    11103207     1 11/18/199802/05/1999
MS Terminal Svr WinNT Trmnl 4.0      Server             063-00090    11141888     2 12/23/199802/05/1999
MS Windows NT Server 4.0 VUP         Server             227-00373    11142377     2 12/24/199802/05/1999
MS Terminal Svr WinNT Trmnl 4.0      Server             063-00090    11142381     1 12/24/199802/05/1999
MS Exchange CAL 5.5 WinNT  Ver. 5.50 Server             381-01039    11154354   700 01/06/199904/08/1999
MS Exchange Svr Ent  5.5     Ver.    Server             395-01108    11154354     2 01/06/199904/08/1999
5.50
MS WindowsNT CAL 4.0 WinNT   Ver.    Server             351-00224    11284113    50 03/25/199904/08/1999
4.00
MS Sys Mgmt CAL 2.0 WinNT     Ver.   Server             355-00273    11284113    45 03/25/199904/08/1999
2.00
MS SQL CAL 7.0  WinNT   Ver. 7.00    Server             359-00281    11284113     5 03/25/199904/08/1999
MS WindowsNT CAL 4.0 WinNT   Ver.    Server             351-00224    11287470     5 03/26/199904/08/1999
4.00
MS Sys Mgmt CAL 2.0 WinNT     Ver.   Server             355-00273    11287470     5 03/26/199904/08/1999
2.00
MS SQL CAL 7.0  WinNT   Ver.         Server             359-00281    11318322    10 04/12/199904/16/1999
7.00    (ConCast)

PRODUCT NAME                            QTY  VENDOR
GENERAL LEDGER/ACCOUNTS  REC.            1   GEAC
VM/ESA                                   1   IBM
VSE/ESA                                  1   IBM
POWER                                    1   IBM
VSAM                                     1   IBM
FORTRAN                                  1   IBM
COBOL                                    1   IBM
CICS                                     1   IBM
SSP                                      1   IBM
VTAM                                     1   IBM
BTAM                                     1   IBM
EP                                       1   IBM
GSS                                      1   COMPUTER ASSOC.
FAQS/ASO                                 1   COMPUTER ASSOC.
EXTEND/VSE                               1   COMPUTER ASSOC.
ISM                                      1   COMPUTER ASSOC.
ALERT                                    1   COMPUTER ASSOC.
EPIC                                     1   COMPUTER ASSOC.
VITAL SIGNS                              1   BLUELINE
MULTITERM                                1   BLUELINE
MAXBACK/VSE                              1   BLUELINE
TMON/CICS 7.5                            1   LANDMARK
SYNCSORT DOS                             1   SYNCSORT, INC
FTP CLIENT                               1   OPEN CONNECT SYSTEMS
FTP SERVER                               1   OPEN CONNECT SYSTEMS
SAM                                      1   OPEN CONNECT SYSTEMS
DECRTR                                   1   INTERLINK
DECGAS                                   1   INTERLINK
DECPVM                                   1   INTERLINK
DECVSM                                   1   INTERLINK
DECTRN                                   1   INTERLINK
DATACOM/DB                               1   COMPUTER ASSOC.
DATACOM/DD                               1   COMPUTER ASSOC.
DATAQUERY                                1   COMPUTER ASSOC.
DATAREPORTER                             1   COMPUTER ASSOC.
IDEAL                                    1   COMPUTER ASSOC.
IPC                                      1   COMPUTER ASSOC.
VOLLIE                                   1   COMPUTER ASSOC.
LIBRARIAN                                1   COMPUTER ASSOC.
DATACOM/SERVER                           1   COMPUTER ASSOC.
CA90s                                    1   COMPUTER ASSOC.
SIMDC                                    1   FIRST TECH

Other

Licensor:
o        Hazlett Strip Casting - Operating License
o        AFC Cable Systems, Inc.- Operating License
o        Moore North America, Inc. - Software Support Maintenance Agreement
o        Miscellaneous other operating licenses and agreements

                           Pledge & Security Agreement
                                     Annex 6

                        Equipment and Inventory Locations

-------------------------------------------------------------------------------------------------------------------------
          Location                       Address                  City, State, Zip                   Obligor
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Alflex                        2630 El Presidio Street        Long Beach, CA 90810        Alflex Corporation
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Alflex                        20250 South Alameda Street     Rancho Dominguez, CA        Alflex Corporation
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Bedford                       7120 Krick Road                Bedford, Ohio               Commonwealth Aluminum Concast,
                                                                                         Inc.
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Carson                        2211 E. Carson Street          Carson, CA                  Commonwealth Aluminum Concast,
                                                                                         Inc.
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Carson Warehouse              2303 E. Carson Street          Carson, CA                  Commonwealth Aluminum Concast,
                                                                                         Inc.
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Corporate Office              500 W. Jefferson Street        Louisville, KY 40202        Leased/
                                                                                         Sublease
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Fort Hartford Mine Site       1881 Underwood Road            Olaton, KY 42361            Commonwealth Aluminum Concast,
                                                                                         Inc.
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Lewisport Rolling Mill        1372 State Road 1957           Lewisport, KY 42351         Commonwealth Aluminum Concast,
                                                                                         Inc.
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Livia Rolling Mill            U.S. Highway 431               Livia, Kentucky             Commonwealth Aluminum Concast,
                                                                                         Inc.
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Newport Rolling Mill          7319 Newport Road, SE          Uhrichsville, OH  44683     Commonwealth Aluminum Concast,
                                                                                         Inc.
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Rockport                      County Road 50 West            Rockport, Indiana           Commonwealth Aluminum Concast,
                                                                                         Inc.
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Rocky Mount                   6900 Corporation Parkway       Battleboro, NC  27809       Alflex Corporation
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Torrance                      2303 Jefferson Street          Torrance, CA 90501          Commonwealth Aluminum Concast,
                                                                                         Inc.
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Tube Enterprises 1            133 Quality Lane               Kings Mountain, NC 28086    Commonwealth Aluminum Tube
                                                                                         Enterprises, LLC
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Tube Enterprises 2            Highway 50 East                Pelham, TN                  Commonwealth Aluminum Tube
                                                                                         Enterprises, LLC
-------------------------------------------------------------------------------------------------------------------------

                                                    Additional Inventory Locations

See attached.

1.  List of Alflex Corporation Independent Representatives holding deminimus finished goods inventory.

                           Pledge & Security Agreement
                                     Annex 7

                                   Tort Claims


     Aurora Recycling & Environmental Services, Inc. v. Commonwealth Aluminum Corporation, Case No. 01-CV-870, USDC, S.D. Ohio, Western Div. Amount claimed by
CAC: $1,544.865.00