Form 10-Q
period 2002-06-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 2002-08-12
CIK 934747

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

                  For the quarterly period ended June 30, 2002

                                       or

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

Yes    X    No ____


The registrant had 15,997,651 shares of common stock outstanding at July 29, 2002.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2002

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number
                                                                    -----------

         Condensed Consolidated Balance Sheet as of June 30, 2002
         and December 31, 2001                                           3

         Condensed Consolidated Statement of Operations for the three
         months and six months ended June 30, 2002 and 2001              4

         Condensed Consolidated Statement of Comprehensive Income
         for the three months and six months ended
         June 30, 2002 and 2001                                          5

         Condensed Consolidated Statement of Cash Flows for the six
         months ended June 30, 2002 and 2001                             6

         Notes to Condensed Consolidated Financial Statements            7-19


Item 2.  Management's Discussion and Analysis of Financial Condition     20-25
           and Results of Operations

                           Part II - Other Information

Item 1.   Legal Proceedings                                              26

Item 4.   Submission of Matters to a Vote of Security Holders            26

Item 6.   Exhibits and Reports on Form 8-K                               26

Signatures                                                               27

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                   June 30,              December 31,
                                                                     2002                    2001
                                                                 -------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                       $ 11,296                 $ 6,393
     Accounts receivable, net                                              72                      81
     Inventories                                                      115,630                 119,038
     Net residual interest in receivables sold                         85,115                  82,310
     Prepayments and other current assets                               2,715                   3,230
                                                                 -------------           -------------
          Total current assets                                        214,828                 211,052
Property, plant and equipment, net                                    144,603                 152,137
Goodwill, net                                                          48,872                  74,199
Other noncurrent assets                                                 2,629                   2,244
                                                                 -------------           -------------
          Total assets                                              $ 410,932               $ 439,632
                                                                 =============           =============

Liabilities
Current liabilities:
     Accounts payable                                                $ 53,642                $ 50,693
     Accrued liabilities                                               30,700                  38,876
                                                                 -------------           -------------
          Total current liabilities                                    84,342                  89,569
Long-term debt                                                        125,000                 125,000
Other long-term liabilities                                             5,816                   6,899
Accrued pension benefits                                                3,939                   4,576
Accrued postretirement benefits                                        77,838                  79,422
                                                                 -------------           -------------
          Total liabilities                                           296,935                 305,466
                                                                 -------------           -------------

Commitments and contingencies                                               -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          15,997,651 and 16,459,468 shares outstanding at
          June 30, 2002 and December 31, 2001, respectively               160                     160
     Additional paid-in capital                                       405,613                 405,443
     Accumulated deficit                                             (288,783)               (258,532)
     Notes receivable from sale of common stock                             -                  (1,561)
     Accumulated other comprehensive income:
           Effects of cash flow hedges                                 (2,993)                (11,344)
                                                                 -------------           -------------
              Total stockholders' equity                              113,997                 134,166
                                                                 -------------           -------------
              Total liabilities and stockholders' equity            $ 410,932               $ 439,632
                                                                 =============           =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands except per share data)

                                                               Three months ended                    Six months ended
                                                                    June 30,                              June 30,
                                                          ----------------------------        -----------------------------
                                                             2002             2001               2002              2001
                                                          -----------      -----------        ------------      -----------
Net sales                                                  $ 251,728        $ 235,505           $ 473,586        $ 465,696
Cost of goods sold                                           236,044          224,197             447,362          443,524
                                                          -----------      -----------        ------------      -----------
     Gross profit                                             15,684           11,308              26,224           22,172
Selling, general and administrative expenses                  10,995           11,086              22,255           22,828
Amortization of goodwill                                           -            1,119                   -            2,238
                                                          -----------      -----------        ------------      -----------
     Operating income (loss)                                   4,689             (897)              3,969           (2,894)
Other income (expense), net                                      213              118                 486              358
Interest expense, net                                         (3,851)          (3,946)             (7,702)          (8,019)
                                                          -----------      -----------        ------------      -----------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle                1,051           (4,725)             (3,247)         (10,555)
Income tax expense (benefit)                                     (47)             175                  78              400
                                                          -----------      -----------        ------------      -----------
     Income (loss) before cumulative effect of
       change in accounting principle                          1,098           (4,900)             (3,325)         (10,955)
Cumulative effect of change in accounting principle                -                -             (25,327)               -
                                                          -----------      -----------        ------------      -----------
     Net income (loss)                                       $ 1,098         $ (4,900)          $ (28,652)       $ (10,955)
                                                          ===========      ===========        ============      ===========

Basic and diluted net income (loss) per share:
     Income (loss) before cumulative effect of
       change in accounting principle                         $ 0.07          $ (0.30)            $ (0.21)         $ (0.67)
     Cumulative effect of change in accounting principle           -                -               (1.58)               -
                                                          -----------      -----------        ------------      -----------
     Net income (loss)                                        $ 0.07          $ (0.30)            $ (1.79)         $ (0.67)
                                                          ===========      ===========        ============      ===========

Weighted average shares outstanding
     Basic                                                    15,994           16,458              15,989           16,456
     Diluted                                                  16,140           16,458              15,989           16,456

Dividends paid per share                                      $ 0.05           $ 0.05              $ 0.10           $ 0.10

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
            Condensed Consolidated Statement of Comprehensive Income
                                 (in thousands)

                                                                      Three months ended              Six months ended
                                                                           June 30,                        June 30,
                                                                  ---------------------------      ------------------------
                                                                     2002           2001             2002           2001
                                                                  -----------    ------------      ----------     ---------
Net income (loss)                                                    $ 1,098        $ (4,900)      $ (28,652)    $ (10,955)
Other comprehensive income, net of tax:
     Net change related to cash flow hedges:
         Cumulative effect of accounting change                            -               -               -         6,619
         Increase (decrease) in fair value of cash flow hedges        (3,097)        (10,230)          3,139       (14,755)
         Reclassification adjustment for  (gains) losses included
           in net income                                               3,302           1,612           5,212        (2,138)
                                                                  -----------    ------------      ----------     ---------
     Net change related to cash flow hedges                              205          (8,618)          8,351       (10,274)
                                                                  -----------    ------------      ----------     ---------
Comprehensive income (loss)                                          $ 1,303       $ (13,518)      $ (20,301)    $ (21,229)
                                                                  ===========    ============      ==========     =========

                 See notes to consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                 Six months ended June 30,
                                                                             ----------------------------------
                                                                                2002                  2001
                                                                             -----------          -------------
Cash flows from operating activities:
   Net income (loss)                                                          $ (28,652)             $ (10,955)
   Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operations:
        Depreciation                                                             10,644                 16,496
        Amortization                                                                537                  2,845
        Goodwill inpairment charge                                               25,327                      -
        Loss on disposal of property, plant and equipment                            81                    238
        Issuance of common stock in connection with stock awards                    170                    106
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net                          9                   (694)
             Decrease in inventories                                              3,408                 10,173
             (Increase) in net residual interest in receivables sold             (2,805)               (31,617)
             Decrease in prepayments and other current assets                       515                  8,182
             (Increase) in other noncurrent assets                                 (922)                  (131)
             Increase in accounts payable                                         2,949                  9,198
             Increase (decrease) in accrued liabilities                             175                (11,177)
             (Decrease) in other liabilities                                     (3,304)                (1,233)
                                                                             -----------          -------------
                 Net cash provided by (used in) operating activities              8,132                 (8,569)
                                                                             -----------          -------------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                    (3,194)                (4,161)
   Proceeds from sale of property, plant and equipment                                3                      6
                                                                             -----------          -------------
        Net cash (used in) investing activities                                  (3,191)                (4,155)
                                                                             -----------          -------------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                               -                  1,243
   Proceeds from long-term debt                                                  45,970                 32,000
   Repayments of long-term debt                                                 (45,970)               (32,000)
   Repayments of notes receivable from sale of common stock                       1,561                  1,613
   Cash dividends paid                                                           (1,599)                (1,646)
                                                                             -----------          -------------
        Net cash (used in) provided by financing activities                         (38)                 1,210
                                                                             -----------          -------------
Net increase (decrease) in cash and cash equivalents                              4,903                (11,514)
Cash and cash equivalents at beginning of period                                  6,393                 11,514
                                                                             -----------          -------------
Cash and cash equivalents at end of period                                      $11,296               $      -
                                                                             ===========          =============
Supplemental disclosures:
     Interest paid                                                              $ 7,299                $ 8,237
     Income taxes paid (refunds received)                                          (524)                   101
Non-cash activities:
     Repayment of notes receivable from sale of common stock with
       common stock and subsequent retirement of common stock                         -                    450

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

2. Receivables Purchase Agreement
On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. The Company services the receivables for a fee in accordance with the receivables purchase agreement. In addition, under the agreement, the receivables are sold with no recourse to the Company and the Company records no discount on the sale of the receivables. During September 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003. In addition during September 2001, the Company and the financial institution agreed to reduce the maximum amount which can be outstanding under the agreement to $95.0 million. At June 30, 2002 and 2001, the Company had outstanding under the agreement $39.0 million and $32.0 million, respectively, and had $85.1 million and $104.0 million, respectively, of net residual interest in the receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first six months of 2002 and 2001, the Company received gross proceeds of $37.0 million and $30.0 million, respectively, from the sale of receivables and made gross payments of $18.0 and $67.0 million, respectively, under the agreement.

3. Inventories
Inventories consist of the following (in thousands):

                                          June 30, 2002     December 31, 2001
                                          -------------     -----------------
Raw materials                            $   16,769                $   21,203
Work in process                              51,141                    45,830
Finished goods                               34,966                    35,978
Expendable parts and supplies                14,487                    14,223
                                         ----------               -----------
                                            117,363                   117,234
LIFO reserve                                 (1,733)                    1,804
                                         ----------               -----------
                                          $ 115,630                 $ 119,038
                                         ==========               ===========

The Company uses the last-in, first-out (LIFO), first-in, first-out (FIFO) and average-cost accounting methods for valuing its inventories. Inventories of approximately $87.8 million and $87.9 million, included in the above totals (before the LIFO reserve) at June 30, 2002 and December 31, 2001, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

4. Provision for Income Taxes
The Company recognized an income tax benefit of $0.05 million and income tax expense of $0.1 million for the three months and six months ended June 30, 2002, respectively, compared to an income tax expense of $0.2 million and $0.4 million for the three months and six months ended June 30, 2001, respectively.

5. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations including the restatement of data for the three months ended March 31, 2002 for the goodwill impairment loss which was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002, as required by SFAS No. 142 (in thousands except per share data):

                                                                                        Three months ended
                                                                                             March 31,
                                                                                         2002         2001
                                                                                         ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) before cumulative effect of change in accounting principle         $ (4,423)     $(6,055)
     Cumulative effect of change in accounting principle                               (25,327)           -
                                                                                      --------      -------
     Net income (loss)                                                                $(29,750)     $(6,055)
                                                                                      ========      =======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                15,984       16,455
                                                                                        ======       ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                15,984       16,455
     Plus: dilutive effect of stock options                                                  -            -
                                                                                        ------       ------
           Adjusted weighted average shares                                             15,984       16,455
                                                                                        ======       ======

Basic and diluted per share data:
     Income (loss) before cumulative effect of change in accounting principle           $(0.28)      $(0.37)
     Cumulative effect of change in accounting principle                                 (1.58)           -
                                                                                        ------       ------
     Net income (loss)                                                                  $(1.86)      $(0.37)
                                                                                       =======      =======

                                                                                        Three months ended
                                                                                             June 30,
                                                                                         2002         2001
                                                                                         ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) before cumulative effect of change in accounting principle           $1,098      $(4,900)
     Cumulative effect of change in accounting principle                                     -            -
                                                                                        ------     --------
     Net income (loss)                                                                  $1,098      $(4,900)
                                                                                        ======     ========

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                15,994       16,458
                                                                                        ======       ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                15,994       16,458
     Plus: dilutive effect of stock options                                                146            -
                                                                                        ------       ------
           Adjusted weighted average shares                                             16,140       16,458
                                                                                        ======       ======

Basic and diluted per share data:
     Income (loss) before cumulative effect of change in accounting principle            $0.07       $(0.30)
     Cumulative effect of change in accounting principle                                     -            -
                                                                                         -----      -------
     Net income (loss)                                                                   $0.07       $(0.30)
                                                                                         =====      =======

                                                                                          Six months ended
                                                                                               June 30,
                                                                                          2002         2001
                                                                                          ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) before cumulative effect of change in accounting principle          $(3,325)    $(10,955)
     Cumulative effect of change in accounting principle                               (25,327)           -
                                                                                      --------      -------
     Net income (loss)                                                                $(28,652)    $(10,955)
                                                                                      ========      =======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                15,989       16,456
                                                                                        ======       ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                15,989       16,456
     Plus: dilutive effect of stock options                                                  -            -
                                                                                        ------       ------
           Adjusted weighted average shares                                             15,989       16,456
                                                                                        ======       ======

Basic and diluted per share data:
     Income (loss) before cumulative effect of change in accounting principle           $(0.21)      $(0.67)
     Cumulative effect of change in accounting principle                                 (1.58)           -
                                                                                        ------       ------
     Net income (loss)                                                                  $(1.79)      $(0.67)
                                                                                        ======       ======
Options to purchase 600,000 common shares, which equate to 85,025 and 115,574 incremental common equivalent shares, respectively, for the three months ended
March 31, 2002 and the six months ended June 30, 2002 and options to purchase
310,000, 310,000 and 317,500 common shares, which equate to 54,140, 30,431 and
42,286 incremental common equivalent shares, respectively, for the three months ended March 31, 2002 and the three months and six months ended June 30, 2001 were excluded from the diluted calculation above as their effect would have been antidilutive. In addition, options to purchase 755,000 and 812,000 common shares for the three months ended March 31, 2002 and 2001, respectively, and 763,500 and 798,500 common shares for the three months and six months ended June 30,
2002, respectively, and 799,500 for both the three months and six months ended
June 30, 2001, respectively, were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the periods.


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

As of June 30, 2002, approximately $2.9 million of the $3.0 million of deferred net losses are expected to be reclassified from other comprehensive income into net income as cost of goods sold over the next twelve months. A net loss of $0.04 million and $0.11 million was recognized in cost of goods sold during the three months and six months ended June 30, 2002, respectively, and a net gain of $0.4 million and a net loss of $0.03 million was recognized in cost of goods sold during the three months and six months ended June 30, 2001, respectively, representing the amount of the hedges' ineffectiveness. As of June 30, 2002, the Company held open aluminum and natural gas futures and forward contracts having maturity dates extending through December 2003.

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

7.  Goodwill
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and amends Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), to exclude from its scope goodwill and intangible assets that are not amortized. SFAS No. 121 has subsequently been superceded by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach. SFAS No. 142 is effective January 1, 2002 and the Company was required to complete step one of a transitional impairment test by June 30, 2002 and to complete step two of the transitional impairment test, if step one indicates that the reporting unit's carrying value exceeds its fair value, by December 31, 2002. Any impairment loss resulting from the transitional impairment test was required to be recorded as a cumulative effect of a change in accounting principle in the quarter ended March 31, 2002. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of operations. The net goodwill balances attributable to each of the Company's reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value. Fair value was determined by using the valuation technique of calculating the present value of estimated expected future cash flows (using a discount rate commensurate with the risks involved).

Based upon the transitional impairment test performed upon adoption of SFAS No. 142, the Company has recorded a goodwill impairment loss of $25.3 million ($13.5 million in its aluminum products segment and $11.8 million in its electrical products segment). This non-cash goodwill impairment charge has no impact on the calculation of financial covenants under the Company's revolving credit facility. As required by SFAS No.142 and previously described, the Company recorded the goodwill write-down as a cumulative effect of a change in accounting principle as of January 1, 2002 and is restating the Company's first quarter 2002 financial results.

The following displays the changes in the carrying amount of goodwill in each of the Company's reportable business segments for the six months ended June 30, 2002 (in thousands):

                                                                                      Electrical
                                                                     Aluminum          Products       Total
                                                                     --------         ----------     -------
Balance December 31, 2001                                              $13,470         $60,729       $74,199
  Goodwill impairment loss as a result of transitional
     Impairment test related to adoption of SFAS No. 142               (13,470)        (11,857)      (25,327)
                                                                     ---------         -------       -------
Balance March 31, 2002 (restated) and June 30, 2002                    $     -         $48,872       $48,872
                                                                     =========         =======       =======

The following represents transitional disclosures relating to goodwill amortization including the restatement of net income (loss) for the three months ended March 31, 2002 for the goodwill impairment loss which was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002, as required by SFAS No. 142 (in thousands except per share data):

                                                                                           Three months ended
                                                                                                March 31,
                                                                                           2002           2001
                                                                                           ----           ----
Reported net income (loss)                                                                $(4,423)      $(6,055)
Cumulative effect of change in accounting principle                                       (25,327)            -
                                                                                         --------       -------
   Restated net income (loss)                                                             (29,750)       (6,055)
Add back: goodwill amortization                                                                 -         1,119
                                                                                         --------       -------
   Adjusted net income (loss)                                                            $(29,750)      $(4,936)
                                                                                         ========       =======

Reported  basic and diluted net income (loss) per share                                    $(0.28)       $(0.37)
Cumulative effect of change in accounting principle per basic and diluted per share         (1.58)            -
                                                                                           ------        ------
   Restated basic and diluted net income (loss) per share                                   (1.86)        (0.37)
Goodwill amortization per basic and diluted per share                                           -          0.07
                                                                                           ------        ------
   Adjusted basic and diluted net income (loss) per share                                  $(1.86)       $(0.30)
                                                                                           ======        ======

Weighted average shares outstanding
   Basic and diluted                                                                       15,994        16,458

                                                                                            Three months ended
                                                                                                 June 30,
                                                                                             2002         2001
                                                                                             ----         ----
Reported net income (loss)                                                                 $1,098       $(4,900)
Add back: goodwill amortization                                                                 -         1,119
                                                                                           ------       -------
   Adjusted net income (loss)                                                              $1,098       $(3,781)
                                                                                           ======       =======

Reported  basic and diluted net income (loss) per share                                     $0.07        $(0.30)
Goodwill amortization per basic and diluted per share                                           -          0.07
                                                                                            -----        ------
   Adjusted basic and diluted net income (loss) per share                                   $0.07        $(0.23)
                                                                                            =====        ======

Weighted average shares outstanding
   Basic                                                                                   15,994        16,458
   Diluted                                                                                 16,140        16,458

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                             2002          2001
                                                                                             ----          ----
Reported income (loss) before cumulative effect of change in accounting principle         $(3,325)     $(10,955)
Cumulative effect of change in accounting principle                                       (25,327)            -
                                                                                          -------       -------
Reported net income (loss)                                                               $(28,652)     $(10,955)
Add back: goodwill amortization                                                                 -         2,238
                                                                                          -------       -------
   Adjusted net income (loss)                                                            $(28,652)      $(8,717)
                                                                                          =======       =======

Basic and diluted net income (loss) per share:
  Reported income (loss) before cumulative effect of change in accounting principle        $(0.21)       $(0.67)
  Cumulative effect of change in accounting principle                                       (1.58)            -
                                                                                          -------        ------
  Reported  net income (loss)                                                              $(1.79)       $(0.67)
  Goodwill amortization                                                                         -          0.14
                                                                                          -------        ------
     Adjusted net income (loss)                                                            $(1.79)       $(0.53)
                                                                                          =======        ======

Weighted average shares outstanding
   Basic and diluted                                                                       15,989        16,456

The Company has no other intangible assets other than the goodwill discussed above.


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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months and six months ended June 30, 2002 and 2001 (in thousands). The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments. Total assets at June 30, 2002 include the effects of the $167.3 million non-cash asset impairment charges recorded in the fourth quarter of 2001 and the $25.3 million non-cash goodwill impairment charges ($13.5 million relating to the aluminum products segment and $11.8 million relating to the electrical products segment) recorded as a cumulative effect of a change in accounting principle as of January 1, 2002 during this quarter ended June 30, 2002. The $167.3 million non-cash asset impairment charges were all related to the aluminum products segment and composed of $85.4 million of property, plant and equipment write-downs ($1.8 million of net land and improvements, $15.7 million of net building improvements, $59.0 million of net machinery and equipment and $8.9 million of construction in progress) and $81.9 million of goodwill write-downs. See note 2 in the Company's annual report to stockholders for the year ended December 31, 2001 for additional information on the asset impairment charges and note 7 in this report for additional information on the goodwill impairment charges.

                                                                       Electrical
                                                          Aluminum      Products       Other        Total
                                                          --------     ----------     ------       -------
Three months ended June 30, 2002
--------------------------------
Net sales to external customers                              $223,999      $27,729     $    --      $251,728
Intersegment net sales                                          6,895           --      (6,895)           --
Operating income (loss)                                         6,778        1,969      (4,058)        4,689
Depreciation and amortization                                   4,976          571          --         5,547
Total assets                                                  319,837       89,244       1,851       410,932
Capital expenditures                                            1,755           10          --         1,765

Three months ended June 30, 2001
--------------------------------
Net sales to external customers                              $203,379      $32,126      $   --      $235,505
Intersegment net sales                                          6,452           --      (6,452)           --
Operating income (loss)                                           824        1,621      (3,342)         (897)
Depreciation and amortization                                   8,664          977          --         9,641
Total assets                                                  541,440       98,729       2,327       642,496
Capital expenditures                                            1,168           96          --         1,264

Six months ended June 30, 2002
------------------------------
Net sales to external customers                              $416,957      $56,629      $   --      $473,586
Intersegment net sales                                         14,128           --     (14,128)           --
Operating income (loss)                                         7,919        3,932      (7,882)        3,969
Depreciation and amortization                                  10,040        1,141          --        11,181
Total assets                                                  319,837       89,244       1,851       410,932
Capital expenditures                                            2,951          243          --         3,194

Six months ended June 30, 2001
------------------------------
Net sales to external customers                              $403,224      $62,472      $   --      $465,696
Intersegment net sales                                         14,433           --     (14,433)           --
Operating income (loss)                                         1,727        2,663      (7,284)       (2,894)
Depreciation and amortization                                  17,380        1,954           7        19,341
Total assets                                                  541,440       98,729       2,327       642,496
Capital expenditures                                            3,975          186          --         4,161

9. Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $30 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, a combining balance sheet as of June 30, 2002 and December 31, 2001, statement of operations for the three months and six months ended June 30, 2002 and 2001 and statement of cash flows for the six months ended June 30, 2002 and 2001.

                    Combining Balance Sheet at June 30, 2002
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $  11,296   $    --      $    --      $  11,296
          Accounts receivable, net                                          --        282,282        --       (282,210)          72
          Inventories                                                       --        115,630        --           --        115,630
          Net residual interest in receivables sold                         --          --         85,115         --         85,115
          Prepayments and other current assets                               435        2,280        --           --          2,715
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      411,488      85,115     (282,210)     214,828
Property, plant and equipment, net                                          --        144,603        --           --        144,603
Goodwill, net                                                               --         48,872        --           --         48,872
Other noncurrent assets                                                  403,067        1,213        --       (401,651)       2,629
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 403,502    $ 606,176   $  85,115    $(683,861)   $ 410,932
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Accounts payable                                             $ 155,313    $  53,642   $ 126,897    $(282,210)   $  53,642
          Accrued liabilities                                              6,199       25,211        (710)        --         30,700
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 161,512       78,853     126,187     (282,210)      84,342
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          5,816        --           --          5,816
Accrued pension benefits                                                    --          3,939        --           --          3,939
Accrued postretirement benefits                                             --         77,838        --           --         77,838
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         286,512      166,446     126,187     (282,210)     296,935
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            160            1        --             (1)         160
     Additional paid-in capital                                          405,613      486,727       5,000     (491,727)     405,613
     Accumulated deficit                                                (288,783)     (44,005)    (46,072)      90,077     (288,783)
     Accumulated other comprehensive income:
       Effects of cash flow hedges                                          --         (2,993)       --           --         (2,993)
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                116,990      439,730     (41,072)    (401,651)     113,997
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 403,502    $ 606,176   $  85,115    $(683,861)   $ 410,932
                                                                       =========    =========   =========    =========    =========

                  Combining Balance Sheet at December 31, 2001
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $   6,393   $    --      $    --      $   6,393
          Accounts receivable, net                                          --        271,074        --       (270,993)          81
          Inventories                                                       --        119,038        --           --        119,038
          Net residual interest in receivables sold                         --           --        82,310         --         82,310
          Prepayments and other current assets                               435        2,795        --           --          3,230
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      399,300      82,310     (270,993)     211,052
Property, plant and equipment, net                                          --        152,137        --           --        152,137
Goodwill, net                                                               --         74,199        --           --         74,199
Other noncurrent assets                                                  424,830          611        --       (423,197)       2,244
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 425,265    $ 626,247   $  82,310    $(694,190)   $ 439,632
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Accounts payable                                             $ 148,971    $  50,693   $ 122,022    $(270,993)   $  50,693
          Accrued liabilities                                              5,784       33,997        (905)        --         38,876
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 154,755       84,690     121,117     (270,993)      89,569
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          6,899        --           --          6,899
Accrued pension benefits                                                    --          4,576        --           --          4,576
Accrued postretirement benefits                                             --         79,422        --           --         79,422
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         279,755      175,587     121,117     (270,993)     305,466
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            160            1        --             (1)         160
     Additional paid-in capital                                          405,443      486,727       5,000     (491,727)     405,443
     Accumulated deficit                                                (258,532)     (24,724)    (43,807)      68,531     (258,532)
     Notes receivable from sale of common stock                           (1,561)        --          --           --         (1,561)
     Accumulated other comprehensive income:
        Effects of cash flow hedges                                         --        (11,344)       --           --        (11,344)
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                145,510      450,660     (38,807)    (423,197)     134,166
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 425,265    $ 626,247   $  82,310    $(694,190)   $ 439,632
                                                                       =========    =========   =========    =========    =========

     Combining Statement of Income for the three months ended June 30, 2002
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 251,728      $    --         $   --          $ 251,728
Cost of goods sold                                              --           236,044           --             --            236,044
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            15,684           --             --             15,684
Selling, general and administrative expenses                      57          10,938           --             --             10,995
Amortization of goodwill                                        --              --             --             --               --
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (57)          4,746           --             --              4,689
Other income (expense), net                                    4,622             213           --           (4,622)             213
Interest income (expense), net                                (3,467)            948         (1,332)          --             (3,851)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle                1,098           5,907         (1,332)        (4,622)           1,051
Income tax expense                                              --               (47)          --             --                (47)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                          1,098           5,954         (1,332)        (4,622)           1,098
Cumulative effect of change in accounting principle             --              --             --             --               --
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   1,098      $    5,954      $  (1,332)      $ (4,622)       $   1,098
                                                           =========       =========      =========       =========       =========

     Combining Statement of Income for the three months ended June 30, 2001
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 235,505      $    --         $    --         $ 235,505
Cost of goods sold                                              --           224,197           --              --           224,197
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            11,308           --              --            11,308
Selling, general and administrative expenses                      47          11,039           --              --            11,086
Amortization of goodwill                                        --             1,119           --              --             1,119
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (47)           (850)           --              --             (897)
Other income (expense), net                                   (1,525)            118           --             1,525             118
Interest income (expense), net                                (3,328)          1,191         (1,809)           --            (3,946)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle               (4,900)            459         (1,809)          1,525          (4,725)
Income tax expense                                              --               175           --              --               175
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                         (4,900)            284         (1,809)          1,525          (4,900)
Cumulative effect of change in accounting principle             --              --             --              --              --
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (4,900)      $     284      $  (1,809)      $   1,525       $  (4,900)
                                                           =========       =========      =========       =========       =========

       Combining Statement of Income for the six months ended June 30, 2002
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 473,586      $    --         $    --         $ 473,586
Cost of goods sold                                              --           447,362           --              --           447,362
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            26,224           --              --            26,224
Selling, general and administrative expenses                     173          22,082           --              --            22,255
Amortization of goodwill                                        --              --             --              --              --
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (173)          4,142           --              --             3,969
Other income (expense), net                                    3,781             486           --            (3,781)            486
Interest income (expense), net                                (6,933)          1,496         (2,265)           --            (7,702)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle               (3,325)          6,124         (2,265)         (3,781)         (3,247)
Income tax expense                                              --                78           --              --                78
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                         (3,325)          6,046         (2,265)         (3,781)         (3,325)
Cumulative effect of change in accounting principle          (25,327)        (25,327)          --            25,327         (25,327)
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $ (28,652)      $ (19,281)     $  (2,265)      $  21,546       $ (28,652)
                                                           =========       =========      =========       =========       =========

      Combining Statement of Income for the six months ended June 30, 2001
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 465,696      $    --         $    --         $ 465,696
Cost of goods sold                                              --           443,524           --              --           443,524
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            22,172           --              --            22,172
Selling, general and administrative expenses                     176          22,652           --              --            22,828
Amortization of goodwill                                        --             2,238           --              --             2,238
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (176)         (2,718)          --              --            (2,894)
Other income (expense), net                                   (4,090)            358           --             4,090             358
Interest income (expense), net                                (6,689)          2,667         (3,997)           --            (8,019)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle              (10,955)            307         (3,997)          4,090         (10,555)
Income tax expense                                              --               400           --              --               400
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                        (10,955)            (93)        (3,997)          4,090         (10,955)
Cumulative effect of change in accounting principle             --              --             --              --              --
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $ (10,955)      $     (93)     $  (3,997)      $   4,090       $ (10,955)
                                                           =========       =========      =========       =========       =========

    Combining Statement of Cash Flows for the six months ended June 30, 2002
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $(28,652)   $(19,281)  $  (2,265)   $ 21,546    $(28,652)
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation and amortization                                          --        11,181        --          --        11,181
        Goodwill impairment charge                                           25,327      25,327        --       (25,327)     25,327
        Loss on disposal of property, plant and equipment                      --            81        --          --            81
        Issuance of common stock in connection with stock awards                170        --          --          --           170
        Equity in undistributed net income of subsidiaries                   (3,781)       --          --         3,781        --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (11,208)       --        11,217           9
             Decrease in inventories                                           --         3,408        --          --         3,408
             (Increase) in net residual interest in receivables sold           --          --        (2,805)       --        (2,805)
             Decrease in prepayments and other current assets                  --           515        --          --           515
             Decrease (increase) in other noncurrent assets                     217      (1,139)       --          --          (922)
             Increase (decrease) in accounts payable                          6,342       2,949       4,875     (11,217)      2,949
             Increase (decrease) in accrued liabilities                         415        (435)        195        --           175
             (Decrease) in other liabilities                                   --        (3,304)       --          --        (3,304)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                       38       8,094        --          --         8,132
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (3,194)       --          --        (3,194)
   Proceeds from sale of property, plant and equipment                         --             3        --          --             3
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (3,191)       --          --        (3,191)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                --        45,970        --          --        45,970
   Repayments of long-term debt                                                --       (45,970)       --          --       (45,970)
   Repayments of notes receivable from sale of common stock                   1,561        --          --          --         1,561
   Cash dividends paid                                                       (1,599)       --          --          --        (1,599)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) financing activities                                 (38)       --          --          --           (38)
                                                                           --------    --------    --------    --------    --------
Net increase in cash and cash equivalents                                      --         4,903        --          --         4,903
Cash and cash equivalents at beginning of period                               --         6,393        --          --         6,393
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $ 11,296    $   --      $   --      $ 11,296
                                                                           ========    ========    ========    ========    ========

    Combining Statement of Cash Flows for the six months ended June 30, 2001
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $(10,955)   $    (93)  $  (3,997)   $  4,090    $(10,955)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operations:
        Depreciation and amortization                                             7      19,334        --          --        19,341
        Loss on disposal of property, plant and equipment                      --           238        --          --           238
        Issuance of common stock in connection with stock awards                106        --          --          --           106
        Equity in undistributed net income of subsidiaries                    4,090        --          --        (4,090)        --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (42,561)       --        41,867        (694)
             Decrease in inventories                                           --        10,173        --          --        10,173
             (Increase) in net residual interest in receivables sold           --          --       (31,617)       --       (31,617)
             Decrease in prepayments and other current assets                   321       7,861        --          --         8,182
             Decrease (increase) in other noncurrent assets                     217        (348)       --          --          (131)
             Increase (decrease) in accounts payable                          5,948       9,198      35,919     (41,867)      9,198
             Increase (decrease) in accrued liabilities                         299        (897)       (305)       --          (903)
             (Decrease) in other liabilities                                   --       (11,507)       --          --       (11,507)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by (used in) operating activities             33      (8,602)       --          --        (8,569)
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (4,161)       --          --        (4,161)
   Proceeds from sale of property, plant and equipment                         --             6        --          --             6
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (4,155)       --          --        (4,155)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                        --         1,243        --          --         1,243
   Proceeds from long-term debt                                                --        32,000        --          --        32,000
   Repayments of long-term debt                                                --       (32,000)       --          --       (32,000)
   Repayments of notes receivable from sale of common stock                   1,613        --          --          --         1,613
   Cash dividends paid                                                       (1,646)       --          --          --        (1,646)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) provided by financing activities                     (33)      1,243        --          --         1,210
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --       (11,514)       --          --       (11,514)
Cash and cash equivalents at beginning of period                               --        11,514        --          --        11,514
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $   --      $   --      $   --      $   --
                                                                           ========    ========    ========    ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in item 1 of this report in addition to the consolidated financial statements of the Company and the notes thereto included in the Company's annual report to stockholders for the year ended December 31, 2001, including footnote 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Application of Critical Accounting Policies" in this section for further information. The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Legislation Reform Act of 1995 and involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of global economic conditions, the effect (including possible increases in the cost of doing business) resulting from war and terrorist activities or political uncertainties, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, the rate of technological change, product demand and market acceptance risks, capacity and supply constraints or difficulties, the success of the Company in implementing its business strategy, and other risks as detailed in the Company's various Securities and Exchange Commission filings.

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

During the first half of 2002, shipments of the Company's aluminum sheet products increased by 15% from the first half of 2001. This is the second consecutive quarter of higher year-over-year shipment volume following a downturn that began in the second quarter of 2000 and extended throughout 2001. The positive impact of this increased volume, combined with lower depreciation and amortization charges, more than offset the impact of lower material margins in the first six months of 2002 versus the first half of 2001 and helped to increase profitability of the aluminum business unit for both the second quarter and first six months of 2002 compared to the same periods in 2001. Material margins have declined somewhat in 2002, as scrap spreads are compressed in their discount to primary aluminum.

Demand for the Company's electrical products decreased during the first half of 2002. Shipments were down 8% compared to the first half of 2001 as business conditions remained competitive and commercial construction activity declined. Material margins for the first half of 2002 increased 7% from the first six months of 2001 and increased 9% in the second quarter of 2002 from the first quarter of 2002. The reduction in material costs per foot in the first six months of 2002 compared to the first half of 2001 more than offset the lower net selling prices and contributed to the material margin improvement from the first half of 2002 versus the first half of 2001. The Company's electrical products business unit continued to report operating profits which were increased over the first half of 2001 principally due to a decrease in selling, general and administrative expenses and the elimination of goodwill amortization expense in 2002.

During the second quarter of 2002, the Company completed its previously announced transitional test of goodwill as called for under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Pursuant to this test, the Company recorded a charge of $25.3 million or $1.58 per diluted share (before and after tax), as a cumulative effect of a change in accounting principle, to reflect the impairment of goodwill on the balance sheet as of January 1, 2002. The Company's restated net loss for the first quarter of 2002, giving effect to the change in accounting principle, was $29.8 million or $1.86 per diluted share. See the caption entitled "Cumulative effect of change in accounting principle" in the following section and note 7 to the condensed consolidated financial statements for additional information.

Application of Critical Accounting Policies
The Company's discussion and analysis of financial condition and results of operation is based upon the Company's condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most critical accounting policies require the use of estimates relating to the valuation of property, plant and equipment and goodwill, assumptions for computing pension and postretirement benefits obligations, allowance for uncollectible accounts receivable and environmental liabilities.

Results of Operations for the three months and six months ended June 30, 2002 and 2001
Net Sales. Net sales for the quarter ended June 30, 2002, increased 7% to $252 million (including $27.7 million from Alflex) from $236 million (including $32.1 million from Alflex) for the same period in 2001. The increase is due to an increase in aluminum shipments which more than offset a decrease in the net selling prices. Unit sales volume of aluminum increased 20% to 237.9 million pounds for the second quarter of 2002 from 198.3 million pounds for the second quarter of 2001. Alflex unit sales volume was 118.5 million feet for the second quarter of 2002, a decrease of 14% versus 138.2 million feet for the comparable period in 2001. Net sales for the six-month period ended June 30, 2002, were $474 million (including $56.6 million from Alflex), a 2% increase from the $466 million recorded in the first half of 2001 (including $62.5 million from Alflex). The increase is due to the increased shipments resulting from increased demand for aluminum products across all of the Company's aluminum products' markets. Unit sales volume of aluminum was 447.4 million pounds for the first half of 2002, an increase of 15% from the 387.6 million pounds for the first half of 2001. Alflex unit sales volume was 244.5 million feet for the first six months of 2002, a decrease of 8%, versus 266.6 million feet for the comparable period in 2001.

Gross Profit. Gross profit for the quarter ended June 30, 2002, increased to $15.7 million (6.2% of net sales) from $11.3 million (4.8% of net sales) for the same period in 2001. Gross profit for the six months ended June 30, 2002 was $26.2 million (5.5% of net sales) versus $22.2 million (4.8% of net sales) for the comparable period in 2001. The second quarter and six-month increases were related entirely to the aluminum business unit and due to increased volumes and greater manufacturing efficiencies, lower natural gas rates, lower outside processing costs plus lower depreciation expense as a result of asset impairment charges recorded in the fourth quarter of 2001. Relating to the six-month increase only was $2.0 million of one-time severance costs recorded in the first quarter of 2001. All the above factors more than offset the lower material margins which were due to the tighter scrap spreads for the six months of 2002 versus the same period in 2001. Alflex business unit's gross profit for the first six months of 2002 versus the first half of 2001 was down slightly as decreased net sales revenue resulting from decreased shipments and lower selling prices offset the improved material margins.

Operating Income. The Company had operating income of $4.7 million for the second quarter of 2002 compared with an operating loss of $0.9 million for the second quarter of 2001. For the six-month period ended June 30, 2002, the Company had operating income of $4.0 million, versus an operating loss of $2.9 million for the first half of 2001. The increase in operating income was related primarily to the Aluminum business unit which had operating income of $6.8 million and $7.9 million in the second quarter and first half of 2002, respectively, compared to operating income of $0.8 million and $1.7 million in the second quarter and first six months of 2001, respectively. The increases were primarily due to the factors described in the gross profit section in the preceding paragraph, the elimination of goodwill amortization in 2002 and a reduction in selling, general and administrative expenses. Depreciation and amortization was $4.1 million lower in the second quarter of 2002 versus the second quarter of 2001 and $8.2 million lower in the first half of 2002 compared to the first six months of 2001. Selling, general and administrative expenses during the second quarter of 2002 were $11.0 million, compared with $11.1 million for the same period in 2001 and were $22.3 million for the six months ended June 30, 2002, compared with $22.8 million for the same period in 2001. The decrease is primarily due to lower depreciation as a result of asset impairment charges recorded in the fourth quarter of 2001 on assets which the depreciation expense is classified in selling, general and administrative expenses.

Cumulative effect of change in accounting principle. A non-cash goodwill impairment charge of $25.3 million was recorded as a cumulative effect of change in accounting principle as of January 1, 2002 under SFAS No.142. See note 7 to the condensed consolidated financial statements for additional information.

Net Income. The Company had net income of $1.1 million for the quarter ended June 30, 2002, compared with a net loss of $4.9 million for the same period in 2001. The Company's net loss for the six months ended June 30, 2002 was $28.7 million compared with a net loss of $11.0 million for the first half of 2001. Interest expense was $3.9 million for both the quarter ended June 30, 2002 and 2001 and $7.7 million for the six months ended June 30, 2002, compared with $8.0 million for the first half of 2001. The decrease in the six months amount was primarily due to lower interest rates under the Company's receivables purchase agreement combined with a reduction in amounts outstanding under the agreement. Income tax benefit was $0.05 million in the second quarter of 2002 compared to income tax expense of $0.2 million for the same period in 2001 and an income tax expense of $0.1 million for the six months ended June 30, 2002, compared to income tax expense of $0.4 million for the same period in 2001.

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operations, the Company's receivables purchase agreement described below and borrowings under its $30 million revolving credit facility. The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least through 2002.

During 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003. In addition during September 2001, the Company and the financial institution agreed to reduce the size of the facility to $95.0 million. At June 30, 2002 and 2001, the Company had outstanding under the agreement $39.0 million and $32.0 million, respectively, and had $85.1 million and $104.0 million, respectively, of net residual interest in receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first half of 2002, the Company received gross proceeds of $37.0 million from the sale of receivables and made gross payments of $18.0 million under the agreement.

The Company's operations provided cash flows of $8.1 million for the six months ended June 30, 2002 compared to using $8.6 million in the six months ended June 30, 2001. Working capital decreased to $130.5 million at June 30, 2002 from $131.4 million at June 30, 2001.

Capital expenditures were $1.8 million during the quarter ended June 30, 2002 and $3.2 million for the six months ended June 30, 2002. At June 30, 2002, the Company had commitments of $8.8 million for the purchase or construction of capital assets. Total capital expenditures for the year 2002 are expected to be approximately $18.5 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities, acquiring and enhancing software and hardware as part of the Company's information system redesign project and meeting environmental requirements.

The indicated annual rate of dividends being paid on the Company's Common Stock is $0.20 per share, or an annual total of approximately $3.2 million.

The following schedules summarize the Company's contractual cash obligations and unused availability of financing sources at June 30, 2002 (in thousands).

                                                             Payments Due By Period
                                                ------------------------------------------------------------
Contractual Cash Obligations          Total     Less than 1 year    1-3 years     4-5 years    After 5 years
------------------------------------------------------------------------------------------------------------
  Long-term debt                      $125,000            $   --          $  --      $125,000          $  --
  Operating leases                      14,118             3,649          4,947         1,937          3,585
  Standby letters of credit              1,327             1,327             --            --             --
  Outstanding obligation under
     receivables purchase
     agreement                          39,000            39,000             --            --             --
                                      ----------------------------------------------------------------------
Total contractual cash obligations    $179,445           $43,976         $4,947      $126,937         $3,585
                                      ======================================================================


                                                         Amount of Availability Per Period
Unused Availability of           Total Amounts   -----------------------------------------------------------
Financing Sources                    Available   Less than 1 year    1-3 years     4-5 years    Over 5 years
------------------------------------------------------------------------------------------------------------
  Unused revolving credit
      Facility                         $ 28,673            $   --        $28,673       $   --         $   --
  Unused availability under
     receivables purchase
     agreement                           56,000                --         56,000           --             --
                                       ---------------------------------------------------------------------
Total available                        $84,673             $   --        $84,673       $   --         $   --
                                       =====================================================================

The Company has approximately 8 1/2 years remaining on a 10-year guaranteed supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of 1.2 billion pounds of P1020/99.7% aluminum at current market prices from Glencore over the 10-year term beginning in January 2001.

At June 30, 2002, the Company held firm-priced aluminum purchase and sales commitments through 2003 totaling $5 million and $184 million, respectively. The Company hedges the impact of changes in prices related to these commitments as explained in the section entitled "Risk Management" which follows.

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

As described in note 6 to the condensed consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") effective January 1, 2001 and has designated virtually all of its aluminum and natural gas futures contracts and forward contracts as cash flow hedges.

Gains and losses on these instruments that are deferred in other comprehensive income are reclassified into net income as cost of goods sold in the periods when the hedged transactions occur. As of June 30, 2002, approximately $2.9 million of the $3.0 million of deferred net losses are expected to be reclassified from other comprehensive income into net income as cost of goods sold over the next twelve months. A net loss of $0.04 million and $0.11 million was recognized in cost of goods sold during the three months and six months ended June 30, 2002, respectively, and a net gain of $0.4 million and a net loss of $0.03 million was recognized in cost of goods sold during the three months and six months ended June 30, 2001, respectively, representing the amount of the hedges' ineffectiveness. As of June 30, 2002, the Company held open aluminum and natural gas futures and forward contracts having maturity dates extending through December 2003.

Before entering into futures contracts, forward contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

In order to hedge a portion of its interest rate risk, the Company was a party to an interest rate swap agreement with a notional amount of $5 million under which the Company paid a fixed rate of interest and received a LIBOR-based floating rate. The interest rate swap agreement expired during September 2001 and as of June 30, 2002 the Company had no interest rate swap agreements in effect. The Company's interest rate swap agreement which expired during September 2001 did not qualify for hedge accounting under SFAS 133 and as such the change in the fair value of the interest rate swap agreement had been recognized currently as interest expense, net in the Company's consolidated statement of operations. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the three months and six months ended June 30, 2001.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The Statement addresses financial and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company's results of operations or financial position.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "segment of a business" (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted SFAS No. 144 in the first quarter of 2002, as required. The Statement's initial adoption did not have a material impact on the Company's results of operations or financial position.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders (the "Meeting"), held April 26, 2002, the following matters were submitted for a vote by the security holders:

         C. Frederick Fetterolf, Mark V. Kaminski and Steven J. Demetriou were elected directors for terms expiring in 2005. There were 15,467,155, 15,392,447 and 15,454,555, respectively, votes cast for and 99,535, 174,243 and 112,135, respectively, abstentions. The terms of office of Catherine G. Burke, Larry E. Kittelberger, Paul E. Lego and
         John E. Merow continued after the meeting.

         Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for 2002. There were 15,509,763 votes for and 33,462 votes against and 23,465 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
         10.1 Fourth Amendment, dated as of April 12, 2002, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

         10.2     Form of Severance Agreements between the Company and
                  Michael J. Boyle, Henry Del Castillo, Gregory P. Givan, Katherine R.Gould, Patrick D. King, Lenna Ruth Macdonald and William R. Witherspoon.

         10.3 Cash Balance Plan (defined benefit pension plan covering all non-bargaining unit employees of the Company).

         10.4 401(k) Plan (defined contribution plan covering all non-bargaining unit employees of the Company).


(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

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


                          COMMONWEALTH INDUSTRIES, INC.


                          By:      /s/ Donald L. Marsh, Jr.
                                   ------------------------
                                       Donald L. Marsh, Jr.
                                       Executive Vice President and
                                       Chief Financial Officer

Date:    August 12, 2002

                                  Exhibit Index
                                  -------------

Exhibit
Number                                      Description
-------      ----------------------------------------------------------------

  10.1 Fourth Amendment, dated as of April 12, 2002, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

  10.2       Form of Severance Agreements between the Company and
             Michael J. Boyle, Henry Del Castillo, Gregory P. Givan, Katherine R. Gould, Patrick D. King, Lenna Ruth Macdonald and William R. Witherspoon.

  10.3 Cash Balance Plan (defined benefit pension plan covering all non-bargaining unit employees of the Company).

  10.4 401(k) Plan (defined contribution plan covering all non-bargaining unit employees of the Company).

                                                                  Exhibit 10.1
                                                                  ------------

                                FOURTH AMENDMENT
                                       TO
                         RECEIVABLES PURCHASE AGREEMENT

THIS FOURTH AMENDMENT TO RECEIVABLES PURCHASE AGREEMENT, dated as of April 12, 2002 (this "Amendment"), is entered into among COMMONWEALTH FINANCING CORP., a Delaware corporation (the "Seller"), COMMONWEALTH INDUSTRIES, INC., a Delaware corporation ("Commonwealth"), MARKET STREET FUNDING CORPORATION, a Delaware corporation (the "Issuer"), and PNC BANK, NATIONAL ASSOCIATION, as Administrator (the "Administrator").

                                    RECITALS

1. The Seller, Commonwealth, the Issuer and the Administrator are parties to the Receivables Purchase Agreement, dated as of September 29, 1997 (as amended through the date hereof, the "Agreement"); and

2. The parties hereto desire to amend the Agreement as hereinafter set forth.

NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     1. Certain Defined Terms. Capitalized terms that are used herein without definition and that are defined in Exhibit I to the Agreement shall have the same meanings herein as therein defined.

2. Amendments to Agreement.
   -----------------------

         2.1 Clause (a) of the definition of "Dilution Reserve Factor" set forth in Exhibit I of the Agreement is hereby amended by replacing the number "2" with the number "2.25" therein.

         2.2 Clause (a) of the definition of "Dilution Reserve Percentage" set forth in Exhibit I of the Agreement is hereby amended by replacing the percentage "7%" with the percentage "9%" therein.

         2.3 Clause (a) of the definition of "Loss Reserve Percentage" set forth in Exhibit I of the Agreement is hereby amended by replacing the number "5%" with the number "8.5%" therein.

         2.4 Clause (b) of the definition of "Loss Reserve Percentage" set forth in Exhibit I of the Agreement is hereby amended by replacing the number "2" with the number "2.25" therein.

     3. Effect of Amendment. All provisions of the Agreement, as expressly amended and modified by this Amendment, shall remain in full force and effect and are hereby ratified and confirmed in all respects. After this Amendment becomes effective, all references in the Agreement (or in any other Transaction Document) to "this Agreement", "hereof", "herein" or words of similar effect referring to the Agreement shall be deemed to be references to the Agreement as amended by this Amendment. This Amendment shall not be deemed, either expressly or impliedly, to waive, amend or supplement any provision of the Agreement other than as set forth herein.

4. Effectiveness. This Amendment shall become effective as of the date hereof upon receipt by the Administrator of counterparts of this Amendment (whether by facsimile or otherwise) executed by each of the other parties hereto, in form and substance satisfactory to the Administrator in its sole discretion.

     5.  Counterparts.   This  Amendment  may  be  executed  in  any  number  of
counterparts and by different parties on separate counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute but one and the same instrument.

6. Governing Law. This Amendment shall be governed by, and construed in accordance with, the internal laws of the State of New York (without regard to any otherwise applicable principles of conflicts of law), except to the extent that the validity or perfection of the interests of the Issuer in the Receivables or remedies hereunder in respect thereof are governed by the laws of a jurisdiction other than the State of New York.

     7. Section Headings. The various headings of this Amendment are included for convenience only and shall not affect the meaning or interpretation of this Amendment, the Agreement or any provision hereof or thereof.

(continued on following page)

Fourth Amendment
to Receivables Purchase Agreement
12932805.3 97396451


IN WITNESS WHEREOF, the parties have executed this Amendment as of the date firstwritten above.

                                    COMMONWEALTH FINANCING CORP.
                                    By: ___________________________________
                                    Name: ________________________________
                                    Title: _________________________________

                                    COMMONWEALTH INDUSTRIES, INC.
                                    By: ___________________________________
                                    Name: ________________________________
                                    Title: _________________________________

                                    MARKET STREET FUNDING CORPORATION,
                                    as Issuer
                                    By: ___________________________________
                                    Name: ________________________________
                                    Title: _________________________________

                                    PNC BANK, NATIONAL ASSOCIATION,
                                    as Administrator
                                    By: ___________________________________
                                    Name: ________________________________
                                    Title: _________________________________

                                                                Exhibit 10.2
                                                                ------------

                               SEVERANCE AGREEMENT

                  THIS AGREEMENT is entered into as of the ____ day of [May], 2002 by and between Commonwealth Industries, Inc., a Delaware corporation (the "Company"), and _____________________ ("Executive").
                                                          W I T N E S S E T H
                  WHEREAS, Executive currently serves as a key employee of the Company and his services and knowledge are valuable to the Company in connection with the management of one or more of the Company's principal operating facilities, divisions, departments or Subsidiaries (as defined in Section 1); and
                  WHEREAS, the Board (as defined in Section 1) has determined that it is in the best interests of the Company and its stockholders to secure Executive's continued services and to ensure Executive's continued and undivided dedication in the event of any threat or occurrence of, or negotiation or other action that could lead to, or create the possibility of, a Change in Control (as defined in Section 1) of the Company, the Board has authorized the Company to enter into this Agreement.
                  NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements herein contained, the Company and Executive hereby agree as follows:
     1. Definitions. As used in this Agreement, the following terms shall have the respective meanings set forth below:
                      -----------
                  (a)  "Board" means the Board of Directors of the Company.
     (b) "Cause" means (1) a material breach by Executive of the duties and responsibilities of Executive (other than as a result of incapacity due to physical or mental illness) which is (x) demonstrably willful and deliberate on Executive's part, (y) committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and (z) not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach or (2) the Executive's conviction of, or plea of nolo contendere to, a felony involving moral turpitude. Cause shall not exist unless and until the Company has delivered to Executive a copy of a resolution duly adopted by three-quarters (3/4) of the entire Board at a meeting of the Board called and held for such purpose (after reasonable notice to Executive and an opportunity for Executive, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board an event set forth in clauses (1) or (2) has occurred and specifying the particulars thereof in detail. The Company must notify Executive of any event constituting Cause within ninety(90) days following the Company's knowledge of its existence or such event shall not constitute Cause under this Agreement.
     (c) "Change in Control" means the occurrence of any one of the following events:
                  (i) any "person" (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934 (the "Exchange Act") and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act) is or becomes a "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities eligible to vote for the election of the Board (the "Company Voting Securities"); provided, however, that the event described in this paragraph (i) shall not be deemed to be a Change in Control by virtue of any of the following acquisitions: (A) by the Company or any Subsidiary, (B) by any employee benefit plan sponsored or maintained by the Company or any Subsidiary, (C) by any underwriter temporarily holding securities pursuant to an offering of such securities, (D) pursuant to a Non-Control Transaction (as defined in paragraph (iii)),
         (E) pursuant to any acquisition by Executive or any group of persons including Executive; or (F) a transaction (other than one described in
         (iii) below) in which Company Voting Securities are acquired from the Company, if a majority of the Incumbent Board (as defined below) approves a resolution providing expressly that the acquisition pursuant to this clause (F) does not constitute a Change in Control under this paragraph (i);
                  (ii) individuals who, on January 25, 1996, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to January 25, 1996, whose election or nomination for election was approved by a vote of at least two-thirds of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be considered a member of the Incumbent Board; provided, however, that no individual initially elected or nominated as a director of the Company as a result of an actual or threatened election contest with respect to directors or any other actual or threatened solicitation of proxies or consents by or on behalf of any person other than the Board of Directors shall be deemed to be a member of the Incumbent Board;
                  (iii) the consummation of a merger, consolidation, share exchange or similar form of corporate reorganization of the Company or any such type of transaction involving the Company or any of its Subsidiaries that requires the approval of the Company's stockholders (whether for such transaction or the issuance of securities in the transaction or otherwise), or the consummation of the direct or indirect sale or other disposition of all or substantially all of the assets, of the Company and its Subsidiaries (a "Business Combination"), unless immediately following such Business Combination: (A) more than 60% of the total voting power of the publicly traded corporation resulting from such Business Combination (including, without limitation, any corporation which directly or indirectly has beneficial ownership of 100% of the Company Voting Securities or all or substantially all of the assets of the Company and its Subsidiaries) eligible to elect directors of such corporation is represented by shares that were Company Voting Securities immediately prior to such Business Combination (either by remaining outstanding or being converted), and such voting power is in substantially the same proportion as the voting power of such Company Voting Securities immediately prior to the Business Combination, (B) no person (other than any publicly traded holding company resulting from such Business Combination, any employee benefit plan sponsored or maintained by the Company (or the corporation resulting from such Business Combination), or any person which beneficially owned, immediately prior to such Business Combination, directly or indirectly, 20% or more of the Company Voting Securities (a "Company 20% Stockholder")) becomes the beneficial owner, directly or indirectly, of 20% or more of the total voting power of the outstanding voting securities eligible to elect directors of the corporation resulting from such Business Combination and no Company 20% Stockholder increases its percentage of such total voting power, and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the Board's approval of the execution of the initial agreement providing for such Business Combination (a "Non-Control Transaction"); or
     (iv) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company. Notwithstanding the foregoing, a Change in Control of the Company shall not be deemed to occur solely because any person acquires beneficial ownership of more than 20% of the Company Voting
Securities as a result of the acquisition of Company Voting Securities by the Company which, by reducing the number of Company Voting Securities outstanding, increases the percentage of shares beneficially owned by such person; provided, that if a Change in Control of the Company would occur as a result of such an acquisition by the Company (if not for the operation of this sentence), and after the Company's acquisition such person becomes the beneficial owner of additional Company Voting Securities that increases the percentage of outstanding Company Voting Securities beneficially owned by such person, then a Change in Control of the Company shall occur.
                  Notwithstanding anything in this Agreement to the contrary, if Executive's employment is terminated prior to a Change in Control, and Executive reasonably demonstrates that such termination was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control (a "Third Party") and who effectuates a Change in Control, then for all purposes of this Agreement, the date of a Change in Control shall mean the date immediately prior to the date of such termination of employment.
                  (d) "Date of Termination" means (1) the effective date on which Executive's employment by the Company terminates as specified in a prior written notice by the Company or Executive, as the case may be, to the other, delivered pursuant to Section 10 or (2) if Executive's employment by the Company terminates by reason of death, the date of death of Executive.
                  (e) "Good Reason" means, without Executive's express written consent, the occurrence of any of the following events after a Change in
Control:
                  (1) (i) the assignment to Executive of any duties or responsibilities inconsistent in any adverse respect with Executive's position(s), duties, responsibilities or status with the Company immediately prior to such Change in Control (including any dimunition of such duties or responsibilities) or (ii) an adverse change in Executive's reporting responsibilities, titles or offices with the Company as in effect immediately prior to such Change in Control;
                  (2) a reduction by the Company in Executive's rate of annual base salary or annual target bonus opportunity (including any adverse change in the formula for such annual bonus target) as in effect immediately prior to such Change in Control or as the same may be increased from time to time thereafter;
                  (3) any requirement of the Company that Executive (i) be based anywhere more than fifty (50) miles from the facility where Executive is located at the time of the Change in Control or (ii) travel on Company business to an extent substantially greater than the travel obligations of Executive immediately prior to such Change in Control;
                  (4) the failure of the Company to (i) continue in effect any employee benefit plan or compensation plan in which Executive is participating immediately prior to such Change in Control, unless Executive is permitted to participate in other plans providing Executive with substantially comparable benefits, or the taking of any action by the Company which would adversely affect Executive's participation in or reduce Executive's benefits under any such plan, (ii) provide Executive and Executive's dependents with welfare benefits in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for Executive and Executive's dependents immediately prior to such Change in Control or provide substantially comparable benefits at a substantially comparable cost to Executive, (iii) provide fringe benefits in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for Executive immediately prior to such Change in Control, or provide substantially comparable fringe benefits, or (iv) provide Executive with paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for Executive immediately prior to such Change in Control;
     (5) the failure of the Company to obtain the assumption agreement from any successor as contemplated in Section 9(b); or
     (6) termination by Executive for any reason during the "Window Period" (as defined below).
                  Any event described in this Section 1(e)(1) through (4) which occurs prior to a Change in Control, but was at the request of a Third Party who effectuates a Change in Control, shall constitute Good Reason following a Change in Control for purposes of this Agreement (treating the date of such event as the date of the Change in Control) notwithstanding that it occurred prior to the Change in Control. For purposes of this Agreement, any good faith determination of Good Reason made by Executive shall be conclusive; provided, however, that an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by the Company promptly after receipt of notice thereof given by Executive shall not constitute Good Reason. Executive must provide notice of termination of employment within ninety (90) days of Executive's knowledge of an event constituting Good Reason or such event shall not constitute Good Reason under this Agreement.
                  (f) "Nonqualifying Termination" means a termination of Executive's employment (1) by the Company for Cause, (2) by Executive for any reason other than Good Reason, (3) as a result of Executive's death, (4) by the Company due to Executive's absence from Executive's duties with the Company on a full-time basis for at least one hundred eighty (180) consecutive days as a result of Executive's incapacity due to physical or mental illness or (5) as a result of Executive's retirement (not including any early retirement) in accordance with the Company's retirement policy generally applicable to its salaried employees, as in effect immediately prior to the Change in Control, or in accordance with any retirement arrangement established with respect to Executive with Executive's written consent.
                  (g) "Subsidiary" means any corporation or other entity in which the Company has a direct or indirect ownership interest of 50% or more of the total combined voting power of the then outstanding securities of such corporation or other entity entitled to vote generally in the election of directors or in which the Company has the right to receive 50% or more of the distribution of profits or 50% of the assets or liquidation or dissolution.
                  (h) "Termination Period" means the period of time beginning with a Change in Control and ending two (2) years following such Change in Control.
     (i) "Window Period" means the 30-day period commencing one (1) year after the date of a Change in Control.
     2. Obligations of Executive. Executive agrees that if a Change in Control shall occur, Executive shall not voluntarily leave the employ of the
Company without Good Reason until ninety (90) days following such Change in Control.
                  3.       Payments Upon Termination of Employment.
                           ---------------------------------------
     (a) If during the Termination Period the employment of Executive shall terminate, other than by reason of a
Nonqualifying Termination, then the Company shall pay to Executive (or Executive's beneficiary or estate) within thirty (30) days following the Date of Termination, as compensation for services rendered to the Company:
                  (1) a lump-sum cash amount equal to the sum of (i) Executive's base salary through the Date of Termination, to the extent not theretofore paid,
(ii) a pro rata portion of Executive's annual bonus in an amount at least equal to (A) the greater of (i) Executive's target bonus for the fiscal year in which the Change in Control occurs and (ii) Executive's target bonus for the fiscal year in which Executive's Date of Termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the Date of Termination occurs through the Date of Termination and the denominator of which is three hundred sixty-five (365), and (iii) any compensation previously deferred by Executive other than pursuant to a tax-qualified plan (together with any interest and earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid. For purposes of the foregoing, annual bonus and target bonus amounts shall not include any payments received by the Executive under the Company's 1999 Executive Stock Purchase Incentive Program ("LEPP").
                  (2) a lump-sum cash amount equal to (i) one (1) times Executive's highest annual rate of base salary during the 12-month period prior to the Date of Termination, plus (ii) one (1) times the greatest of (A) the highest bonus earned by Executive in respect of the three (3) fiscal years of the Company immediately preceding the fiscal year in which the Change in Control occurs or (B) Executive's target bonus for the fiscal year in which the Change in Control occurs or (C) Executive's target bonus for the fiscal year in which Executive's Date of Termination occurs. For purposes of the foregoing, annual bonus and target bonus amounts shall not include any payments received by the Executive under the LEPP. Any amount paid pursuant to this Section 3(a)(2) shall reduce any other amount of severance relating to salary or bonus continuation to be received by Executive upon termination of employment of Executive under any severance plan or policy or employment agreement of the Company.
                  (b) If during the Termination Period the employment of Executive shall terminate, other than by reason of a Nonqualifying Termination, the Company shall continue to provide, for a period of one (1) year following the Date of Termination, Executive (and Executive's dependents if applicable) with the same level of medical, dental, accident, disability and life insurance benefits upon substantially the same terms and conditions (including cost of coverage to Executive) as existed immediately prior to Executive's Date of Termination (or, if more favorable to Executive, as such benefits and terms and conditions existed immediately prior to the Change in Control); provided, that, if Executive cannot continue to participate in the Company plans providing such benefits, the Company shall otherwise provide such benefits on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes reemployed with another employer and becomes eligible to receive welfare benefits from such employer, the welfare benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.
                  (c) If during the Termination Period the employment of Executive shall terminate by reason of a Nonqualifying Termination, then the Company shall pay to Executive within thirty (30) days following the Date of Termination, a cash amount equal to the sum of (1) Executive's base salary through the Date of Termination, to the extent not theretofore paid, and (2) any compensation previously deferred by Executive other than pursuant to a tax-qualified plan (together with any interest and earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid. The Company may make such additional payments, and provide such additional benefits, to Executive as the Company and Executive may agree in writing.
                  4.       Certain Additional Payments by the Company.
                           ------------------------------------------
                  (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company or its affiliated companies to or for the benefit of Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 4) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by Executive of all taxes (including any interest or penalties imposed with respect to such taxes) including, without limitation, any income and employment taxes (and any interest and penalties imposed with respect thereto) and Excise Tax, imposed upon the Gross-Up Payment, Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments. For purposes of determining the amount of the Gross-up Payment, the Executive shall be deemed to pay federal income taxes at the highest marginal rates of federal income taxation for the calendar year in which the Gross-up Payment is to be made and applicable state and local income taxes at the highest marginal rate of taxation for the calendar year in which the Gross-up Payment is to be made, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes.
                  (b) Subject to the provisions of Section 4(a), all determinations required to be made under this Section 4, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by the public accounting firm that is retained by the Company as of the date immediately prior to the Change in Control (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and Executive within fifteen (15) business days of the receipt of notice from the Company or the Executive that there has been a Payment, or such earlier time as is requested by the Company (collectively, the "Determination"). In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change in Control, Executive may appoint another nationally recognized public accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company and the Company shall enter into any agreement requested by the Accounting Firm in connection with the performance of the services hereunder. The Gross-up Payment under this Section 4 with respect to any Payments shall be made no later than thirty (30) days following such Payment. If the Accounting Firm determines that no Excise Tax is payable by Executive, it shall furnish Executive with a written opinion to such effect, and to the effect that failure to report the Excise Tax, if any, on Executive's applicable federal income tax return will not result in the imposition of a negligence or similar penalty. The Determination by the Accounting Firm shall be binding upon the Company and Executive. As a result of the uncertainty in the application of
Section 4999 of the Code at the time of the Determination, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment") or Gross-up Payments are made by the Company which should not have been made ("Overpayment"), consistent with the calculations required to be made hereunder. In the event that the Executive thereafter is required to make payment of any additional Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment (together with interest at the rate provided in Section 1274(b)(2)(B) of the Code) shall be promptly paid by the Company to or for the benefit of Executive. In the event the amount of the Gross-up Payment exceeds the amount necessary to reimburse the Executive for his Excise Tax, the Accounting Firm shall determine the amount of the Overpayment that has been made and any such Overpayment (together with interest at the rate provided in Section 1274(b)(2) of the Code) shall be promptly paid by Executive to or for the benefit of the Company. Executive shall cooperate, to the extent his expenses are reimbursed by the Company, with any reasonable requests by the Company in connection with any contests or disputes with the Internal Revenue Service in connection with the Excise Tax.
     5. Withholding Taxes. The Company may withhold from all payments due to Executive (or his beneficiary or estate) hereunder all taxes which, by applicable federal, state, local or other law, the Company is required to withhold therefrom.
                  6. Reimbursement of Expenses. If any contest or dispute shall arise under this Agreement involving termination of Executive's employment with the Company or involving the failure or refusal of the Company to perform fully in accordance with the terms hereof, the Company shall reimburse Executive, on a current basis, for all legal fees and expenses, if any, incurred by Executive in connection with such contest or dispute (regardless of the result thereof), together with interest in an amount equal to the prime rate of Citibank N.A. from time to time in effect, but in no event higher than the maximum legal rate permissible under applicable law, such interest to accrue from the date the Company receives Executive's statement for such fees and expenses through the date of payment thereof.
                  7. Termination of Agreement. This Agreement shall be effective on the date hereof and shall terminate upon one year after the date of any written notification from the Company to Executive terminating this Agreement; provided, however, that this Agreement shall continue in effect following any Change in Control which occurs prior to such termination with respect to all rights and obligations accruing as a result of such Change in Control.
                  8. Scope of Agreement. Nothing in this Agreement shall be deemed to entitle Executive to continued employment with the Company or its Subsidiaries, and if Executive's employment with the Company shall terminate prior to a Change in Control or following the end of the Termination Period, Executive shall have no further rights under this Agreement.

                  9.       Successors; Binding Agreement.
                           -----------------------------
                  (a) This Agreement shall not be terminated by any Business Combination. In the event of any Business Combination, the provisions of this Agreement shall be binding upon the surviving or resulting corporation or the person or entity to which such assets are transferred.
                  (b) The Company agrees that concurrently with any Business Combination that does not constitute a Non-Control Transaction, it will cause any successor or transferee unconditionally to assume, by written instrument delivered to Executive (or his beneficiary or estate), all of the obligations of the Company hereunder. Failure of the Company to obtain such assumption prior to the effectiveness of any such Business Combination, shall be a breach of this Agreement and shall constitute Good Reason hereunder and shall entitle Executive to compensation and other benefits from the Company in the same amount and on the same terms as Executive would be entitled hereunder if Executive's employment were terminated following a Change in Control other than by reason of a Nonqualifying Termination. For purposes of implementing the foregoing, the date on which any such Business Combination becomes effective shall be deemed the date Good Reason occurs, and shall be the Date of Termination if requested by Executive.
                  (c) This Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Executive shall die while any amounts would be payable to Executive hereunder had Executive continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to such person or persons appointed in writing by Executive to receive such amounts or, if no person is so appointed, to Executive's estate.
                  10. Notice. (a) For purposes of this Agreement, all notices and other communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given when delivered or five (5) days after deposit in the United States mail, certified and return receipt requested, postage prepaid, addressed as follows:
                  If to the Executive:
                           ===================
                           -------------------

                  If to the Company:
                           Commonwealth Industries, Inc.
                           PNC Building, 19th Floor
                           500 West Jefferson Street
                           Louisville, KY 40202
                           Att: Corporate Secretary

or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.
                  (b) A written notice of Executive's Date of Termination by the Company or Executive, as the case may be, to the other, shall (i) indicate the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated and (iii) specify the termination date (which date shall be not less than fifteen (15) nor more than sixty (60) days after the giving of such notice). The failure by Executive or the Company to set forth in such notice any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of Executive or the Company hereunder or preclude Executive or the Company from asserting such fact or circumstance in enforcing Executive's or the Company's rights hereunder.
                  11. Full Settlement; Resolution of Disputes. The Company's obligation to make any payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against Executive or others. In no event shall Executive be obligated to seek other employment or take other action by way of mitigation of the amounts payable to Executive under any of the provisions of this Agreement and, except as provided in Section 3(b)(3), such amounts shall not be reduced whether or not Executive obtains other employment.
     12. Employment with Subsidiaries. Employment with the Company for purposes of this Agreement shall include employment with any Subsidiary.
                  13. GOVERNING LAW; VALIDITY. THE INTERPRETATION, CONSTRUCTION AND PERFORMANCE OF THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF DELAWARE WITHOUT REGARD TO THE PRINCIPLE OF CONFLICTS OF LAWS. THE INVALIDITY OR UNENFORCEABILITY OF ANY PROVISION OF THIS AGREEMENT SHALL NOT AFFECT THE VALIDITY OR ENFORCEABILITY OF ANY OTHER PROVISION OF THIS AGREEMENT, WHICH OTHER PROVISIONS SHALL REMAIN IN FULL FORCE AND EFFECT.
     14. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed to be an original and all of which together shall constitute one and the same instrument.
                  15. Miscellaneous. No provision of this Agreement may be modified or waived unless such modification or waiver is agreed to in writing and signed by Executive and by a duly authorized officer of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. Failure by Executive or the Company to insist upon strict compliance with any provision of this Agreement or to assert any right Executive or the Company may have hereunder, including without limitation, the right of Executive to terminate employment for Good Reason, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement. Except as otherwise specifically provided herein, the rights of, and benefits payable to, Executive, his estate or his beneficiaries pursuant to this Agreement are in addition to any rights of, or benefits payable to, Executive, his estate or his beneficiaries under any other employee benefit plan or compensation program of the Company.

                  IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by a duly authorized officer of the Company and Executive has executed this Agreement as of the day and year first above written.

                          COMMONWEALTH INDUSTRIES, INC.


                         BY: ___________________________
                                Mark V. Kaminski
                                President & CEO


                         -------------------------------
                                   [EXECUTIVE]

                                                                 Exhibit 10.3
                                                                 ------------

                          COMMONWEALTH INDUSTRIES, INC.
                                CASH BALANCE PLAN


                              Amended and Restated
                            Effective January 1, 1997

                                TABLE OF CONTENTS

Section                                                                Page


                                     - vi -


                                    ARTICLE 1
                        PURPOSE AND APPLICABILITY OF PLAN

1.1  Purpose of Plan.......................................              1
1.2  Applicability of Plan.................................              1

                                    ARTICLE 2
                                   DEFINITIONS

2.1    Accounts............................................              2
2.2    Account Balance.....................................              2
2.3    Accrued Benefit.....................................              3
2.4    Actuarial Equivalent................................              3
2.5    Actuary.............................................              4
2.6    Anniversary Date....................................              4
2.7    Annuity Starting Date...............................              4
2.8    Beneficiary.........................................              4
2.9    Benefits Committee or Committee.....................              4
2.10  Board of Directors...................................              4
2.11  Break in Service.....................................              5
2.12  Code    .............................................              5
2.13  Company .............................................              5
2.14  Compensation.........................................              5
2.15  Covered Compensation.................................              6
2.16  Credited Service.....................................              6
2.17  Direct Rollover......................................              6
2.18  Disability or Disabled...............................              6
2.19  Distributee..........................................              7
2.20  Distribution Calendar Year...........................              7
2.21  Earliest Retirement Age..............................              7
2.22  Early Retirement Benefit.............................              7
2.23  Early Retirement Date................................              7
2.24  Effective Date.......................................              7
2.25  Election Period......................................              7
2.26  Eligible Retirement Plan.............................              8
2.27  Eligible Rollover Distribution.......................              8
2.28  Employee.............................................              8
2.29  Entry Date...........................................              9
2.30  ERISA   .............................................              9
2.31  Final Average Compensation...........................              9
2.32  5% Owner.............................................              9
2.33  Forfeiture...........................................              9
2.34  Highly Compensated Employee..........................              9
2.35  Hour of Service......................................             10
2.36  Joinder Agreement....................................             11
2.37  Leased Employee......................................             11
2.38  Late Retirement Date.................................             12
2.39  Normal Form..........................................             12
2.40  Normal Retirement Age................................             12
2.41  Normal Retirement Benefit............................             12
2.42  1% Owner.............................................             12
2.43  Normal Retirement Date...............................             12
2.44  Participant..........................................             12
2.45  Plan    .............................................             12
2.46  Plan Administrator or Administrator..................             12
2.47  Plan Year............................................             12
2.48  Prior Plan...........................................             13
2.49  Qualified Domestic Relations Order...................             13
2.50  Qualified Election...................................             13
2.51  Qualified Joint and Survivor Annuity.................             13
2.52  Qualified Preretirement Survivor Annuity.............             13
2.53  Related Company......................................             14
2.54  Required Beginning Date..............................             14
2.55  Social Security Retirement Age.......................             15
2.56  Sponsoring Company...................................             15
2.57  Spouse  .............................................             15
2.58  Substantive Amendment Date...........................             16
2.59  Termination of Employment............................             16
2.60  Trust   .............................................             16
2.61  Trust Fund...........................................             16
2.62  Trustee .............................................             16
2.63  Years of Credited Service............................             16
2.64  Years of Vesting Service.............................             17

                                    ARTICLE 3
                            PARTICIPATION AND SERVICE

3.1  Date Employees Become Participants....................             19
3.2  Eligibility of Rehired Employees......................             19
3.3  Notice of Participation...............................             19
3.4  Change In Employment Status...........................             19
3.5  Provisions of Plan Binding On Participants............             21
3.6  Correction of Inadvertent Error.......................             21
3.7  Correcting a Coverage or Participation Failure........             21

                                    ARTICLE 4
                                    BENEFITS

4.1  Normal Retirement Benefit.............................             22
4.2  Late Retirement Benefit...............................             22
4.3  Early Retirement Benefit..............................             22
4.4  Disability Benefit....................................             23
4.5  Deferred Vested Benefit...............................             23
4.6  Qualified Preretirement Survivor Annuity..............             24
4.7  Additional Death Benefit..............................             24

                                    ARTICLE 5
                  MANNER OF BENEFIT PAYMENTS AND OPTIONAL FORMS

5.1  Benefit Payments......................................             26
5.2  Conflicting Provisions................................             33
5.3  Rollover Notice and Rollover Election.................             33
5.4  Payment of Benefits...................................             34
5.5  Claim Not Filed.......................................             34
5.6  Duplication of Benefits...............................             34
5.7  Suspension of Benefits................................             35

                                    ARTICLE 6
                           DESIGNATION OF BENEFICIARY

6.1  Manner of Designation of Beneficiary..................             37
6.2  Distribution If No Beneficiary Designated.............             37

                                    ARTICLE 7
                          FUNDING OF BENEFITS; EXPENSES

7.1  Forfeitures...........................................             38
7.2  Company Contributions.................................             38
7.3  Return of Contributions...............................             38
7.4  Payment of Expenses of Plan...........................             39

                                    ARTICLE 8
                              TOP-HEAVY PROVISIONS

8.1  Purpose...............................................             40
8.2  Key Employee..........................................             40
8.3  Determination Date....................................             40
8.4  Determination of Top-Heavy Status.....................             40
8.5  Top-Heavy Compensation................................             41
8.6  Top-Heavy Vesting.....................................             42
8.7  Top-Heavy Minimum Benefit.............................             42
8.8  Top-Heavy Benefit Adjustment..........................             42

                                    ARTICLE 9
                             LIMITATIONS ON BENEFITS

9.1  Maximum Annual Benefit................................             43
9.2  Participation in Other Qualified Plans................             45
9.3  Benefits Upon Early Termination of Plan...............             47

                                   ARTICLE 10
             ORGANIZATION AND RESPONSIBILITIESOF BENEFITS COMMITTEE

10.1  Appointment and Tenure of Benefits Committee.........              49
10.2  Organization and Decisions of Benefits Committee.....              49
10.3  Duties of Benefits Committee.........................              49
10.4  Benefits Committee Decisions Final and Binding.......              51
10.5  Powers and Authority of Benefits Committee...........              51
10.6  Benefits Committee Directions to Trustee.............              51
10.7  Employment of Counsel, Etc...........................              51
10.8  Payment of Expenses of Benefits Committee............              52
10.9  Benefits Committee and Trustee to be Furnished
      Information Concerning Employees.....................              52

                                   ARTICLE 11
                           THE TRUST FUND AND TRUSTEE

11.1  Establishment of Trust Fund..........................              53
11.2  No Diversion of Trust Fund...........................              53
11.3  Resignation or Removal of Trustee....................              53
11.4  Trust Part of Plan...................................              53
11.5  Trustee Powers.......................................              53
11.6  No Guarantee of Losses in Trust Fund.................              53

                                   ARTICLE 12
                      PLAN AMENDMENT, MERGER OR TERMINATION

12.1  Right Generally to Make Amendments...................              54
12.2  Right to Make Amendments Relating to Qualification
      of Plan..............................................              54
12.3  Amendment by Benefits Committee......................              54
12.4  Merger of Plan or Assets.............................              54
12.5  Right to Terminate...................................              55
12.6  Board of Directors' Action...........................              55
12.7  Liquidation of Assets................................              55

                                   ARTICLE 13
  RESERVATIONS OF RIGHTSBY THE COMPANY ANDLIMITATIONS ON RIGHTS OF PARTICIPANTS

13.1  Plan Voluntary on Part of Company....................              57
13.2  Plan Not Contract of Employment......................              57

                                   ARTICLE 14
                      ADDITION AND WITHDRAWAL OF A COMPANY

14.1  Adoption of Plan by Related Company..................              58
14.2  Withdrawal From Plan by Company......................              58

                                   ARTICLE 15
                              CHANGE IN EMPLOYMENT

15.1  Participant Transfer From Company to Company.........              60
15.2  Participant Transfer From Company to Related Company.              60
15.3  Employee Credit for Services With Related Company....              60

                                   ARTICLE 16
                LIMITATIONS ON VESTINGANDALIENABILITY OF BENEFITS

16.1  Participant Interests Limited to Benefits Actually
      Accrued..............................................              61
16.2  Spendthrift Clause...................................              61

                                   ARTICLE 17
                            BENEFIT CLAIMS PROCEDURE

17.1  Claims for Benefits..................................              62
17.2  Review of Denial of Claims...........................              62
17.3  Decision on Review of Denial.........................              62

                                   ARTICLE 18
                           FIDUCIARY RESPONSIBILITIES

18.1  Duties and Obligations of Fiduciaries................              63
18.2  Allocation of Fiduciary Responsibilities.............              63

                                   ARTICLE 19
                     INDEMNIFICATION OF CERTAIN FIDUCIARIES

19.1  Rights To Indemnification............................              65
19.2  Advancement of Expenses..............................              65
19.3  Determination of Right to Indemnity..................              65
19.4  Other Rights.........................................              66
19.5  Indemnification By More Than One Company.............              66

                                   ARTICLE 20
                                  MISCELLANEOUS

20.1    Unclaimed Benefits.................................              67
20.2    Protected Benefits.................................              67
20.3    No Diversion of Trust Fund.........................              67
20.4    Construction.......................................              67
20.5    Gender and Number..................................              67
20.6    Discretionary Acts to be Non-Discriminatory........              68
20.7    Titles and Headings................................              68
20.8    Distributions to Incompetents or Minors............              68
20.9    Qualified Domestic Relations Order.................              68
20.10   Compliance with the Uniformed Services Employment
        and Reemployment Rights Act of 1994................              68
20.11  Appointment of Administrator........................              68
20.12  Effective Date......................................              68

                          COMMONWEALTH INDUSTRIES, INC.

                                CASH BALANCE PLAN


     WHEREAS, Commonwealth Industries, Inc., a Delaware corporation with its principal office and place of business in Louisville, Kentucky ("Sponsoring Company"), by its predecessor adopted the Commonwealth Aluminum Corporation Pension Plan for Salaried Employees ("Prior Plan"), a defined benefit plan for the benefit of its eligible employees, which Prior Plan has been amended from time to time; and

     WHEREAS, the Board of Directors of the Sponsoring Company has authorized and approved the amendment and restatement of the Prior Plan in the form of the Commonwealth Industries, Inc. Cash Balance Plan ("Plan") as set forth herein.

     NOW, THEREFORE, the Sponsoring Company hereby approves and adopts the Plan, which shall read as follows:

                                    ARTICLE 1

                        PURPOSE AND APPLICABILITY OF PLAN

     1.1 PURPOSE OF PLAN. The purpose of the Plan shall continue to be to provide benefits to Participants upon retirement, death and, in certain events, upon Termination of Employment, upon the terms and conditions, and subject to the limitations, contained herein. The Plan is hereby designated as a defined benefit pension plan for purposes of section 401(a) of the Code.

        1.2 APPLICABILITY OF PLAN. The provisions of the Plan shall apply only to persons in the employ of the Company on or after the Effective Date. The rights and benefits, if any, of persons who were employed by the Company prior to the Effective Date, but who are not employed on or after the Effective Date, shall be determined in accordance with the provisions of the Prior Plan in effect on the date their employment terminated.

                                    ARTICLE 2

                                   DEFINITIONS


        2.1 ACCOUNTS. Effective January 1, 1998, a bookkeeping account for a Participant for purposes of computing the Participant's Benefit in accordance with Article 4. A Participant shall have no actual individual account, and shall have no claim on any particular assets of the Plan.

        2.2 ACCOUNT BALANCE. Effective January 1, 1998, the hypothetical value of a Participant's Account as of any given date, which shall be determined as follows:
              (a) Initial Account Balances. A Participant's initial Account Balance shall be the lump sum value of a Participant's Accrued Benefit payable at age 65 under the terms of the Plan as of December 31, 1997, and calculated using the mortality table and interest rate then in effect under the Plan, determined based on the Participant's attained age as of December 31, 1997, payable at age 62.

              (b) Benefit Credits. Effective January 1, 1998, the Account of each Participant who accrues Credited Service for a Plan Year shall be credited with a percentage of the Participant's Compensation for such Plan Year, which shall be applied as of the end of the Plan Year, as determined in accordance with the schedule set forth below.

                           Age of Participant                 Percentage

                             39 and under                         3.5%
                               40 - 49                            4.5%
                               50 - 54                            6.0%
                             55 and older                         8.0%

For purposes of determining a Participant's Benefit Credit each Plan Year, such Participant's age shall be the Participant's age as of the Participant's birthday nearest to January 1 of the Plan Year for which the Benefit Credit is applied. Effective January 1, 2002, Benefit Credits in accordance with this
Section 2.2(b) shall be credited to the Account of each Participant who accrues 1,000 or more Hours of Service for a Plan Year; provided, if a Participant experiences a Termination of Employment for a Plan Year, Benefit Credits shall be credited to the Account of such Participant, regardless of whether or not the Participant accrues 1,000 Hours or more of Service during the Plan Year.

              (c) Interest Credits. For each Plan Year beginning on or after January 1, 1998, the Company will announce the interest rate that will be credited to each Participant's Account Balance. Such interest rate shall be the lesser of the following:

                  (1) the average of the average auction yields on a three-year Treasury bill for each of the months during the 12-month period ending on November 1 of each Plan Year; or

                  (2) the "Applicable Interest Rate," which is the interest rate of 30-year Treasury securities as specified by the Commissioner of Internal Revenue as of November 1 (the "lookback month") of each Plan Year (the "stability period").

The interest rate announced by the Company for each Plan Year according to the foregoing determination shall be credited to the Account Balances of Participants on a yearly basis. Solely with respect to a Participant who receives a distribution of the Participant's Account Balance prior to the end of a Plan Year, the interest credit for the distribution Plan Year shall be determined as follows: the Participant's Account Balance at the beginning of the Plan Year shall be multiplied by the interest rate for the Plan Year, and the resulting product shall be further multiplied by a fraction, the denominator of which is 24 and the numerator of which is the number of half-months corresponding to the period between the beginning of the Plan Year and the date of distribution of the Participant's Account Balance, with the appropriate half-month determined as of the first or fifteenth day of a given month which is coincident with or immediately preceding the date of distribution. Solely to estimate a Participant's Account Balance for purposes of providing an estimated quarterly statement, the interest rate shall be the fraction of the interest rate announced by the Company for each Plan Year corresponding to each calendar quarter.

              (d) Cash Balance Conversion Transitional Provisions. Notwithstanding the foregoing, in no event shall the amount of a Participant's Normal Retirement Benefit determined according to this Section 2.2 and Section
4.1 be less than the Participant's Accrued Benefit determined in accordance with the terms of the Plan as of December 31, 1997. Provided, for each Participant who has attained age 55 and completed 10 Years of Credited Service as of December 31, 1997, in no event shall the amount of Normal Retirement Benefit determined according to this Section 2.2 and Section 4.1 be less than the greater of (1) or (2) below, where:

                  (1) is the benefit determined in accordance with the preceding provisions of this Section 2.2 based on a Participant's total Years of Credited Service (subject to any Credited Service maximum limitations that might apply); and

                  (2) is the benefit determined as of the date the Participant stops accruing Years of Credited Service, in accordance with the terms of the Plan as in effect on December 31, 1997.

        2.3 ACCRUED BENEFIT. The benefit to which the Participant would be entitled under the Normal Form commencing at age 65 and computed under the provisions of Section 4.1 as of any date.

        2.4 ACTUARIAL EQUIVALENT.

              (a) General Rule. A benefit of equivalent value as certified by the Actuary. The amount of the benefit for Participants shall be calculated based upon the 1971 Group Annuity Mortality Table (Male) and a 5-1/2% annual interest rate assumption (compounded annually). Provided, effective January 1, 1995, in determining the value of a Participant's Accrued Benefit for purposes of the cash-out provisions of Section 5.1(f), the calculation shall be made using the mortality table prescribed by the Internal Revenue Service in accordance with section 417(e) of the Code and the interest rate on 30-year Treasury securities in effect for the month before the month in which the distribution is made. Effective January 1, 1998, the applicable interest rate for cash-out distribution shall be the interest rate on 30-year Treasury securities in the effect for the November (the "lookback month") preceding the first day of the Plan Year (the "stability period") in which the benefit distribution is made. However, in no event shall the Actuarial Equivalent value of a Participant's Accrued Benefit be less than the value determined under the terms of the Plan in effect as of December 31, 1997.

              (b) Special Rules. Effective January 1, 1998, the Actuarial Equivalent value of a Participant's Accrued Benefit for a Participant who has not attained such Participant's Normal Retirement Age shall be determined by multiplying the Participant's vested Accrued Benefit at Normal Retirement Date by the actuarial value of $1 per year, as determined above, based on the Participant's age as of the date the Actuarial Equivalent value is determined, payable at the Participant's Normal Retirement Age. The Actuarial Equivalent value of a Participant's Accrued Benefit for a Participant who has attained such Participant's Normal Retirement Age shall be determined by multiplying the Participant's vested Accrued Benefit at Normal Retirement Date by the actuarial value of $1 per year, as determined above, based on the Participant's age as of the date such Actuarial Equivalent value is determined.

        2.5 ACTUARY. The individual enrolled actuary, or firm including one or more enrolled actuaries, selected by the Company to provide actuarial services in connection with the administration of the Plan.

        2.6  ANNIVERSARY DATE.  The last day of each Plan Year.

        2.7 ANNUITY STARTING DATE. The first day of the first period for which an amount is payable as an annuity (or any other form) whether by reason of death, retirement or Termination of Employment. If benefit payments are suspended pursuant to Section 5.7, the recommencement of benefit payments shall be treated as a new Annuity Starting Date.

        2.8 BENEFICIARY. The person or entity entitled pursuant to Article 6 to receive the Participant Account, Rollover Account and certain other death benefits payable hereunder upon a Participant's death.

        2.9 BENEFITS COMMITTEE OR COMMITTEE. The person or persons designated by the Board of Directors of the Sponsoring Company pursuant to Article 10 as the Benefits Committee, provided, that if none is so appointed, then the Sponsoring Company.

        2.10 BOARD OF DIRECTORS. The Board of Directors (or other managing body) of each Company or, where the reference is to a single Board of Directors, the Board of Directors of the Sponsoring Company.

        2.11 BREAK IN SERVICE. A Plan Year during which an Employee has not completed more than 500 Hours of Service. For Plan Years beginning prior to December 31, 1993, a "Break in Service" was a Plan Year during which an Employee had not completed more than 173.33 Hours of Service.

        2.12 CODE. The Internal Revenue Code of 1986, as it has been and may be amended from time to time. Reference to any section of the Code shall include any provision successor thereto.

        2.13 COMPANY. The Sponsoring Company and each Related Company which adopts the Plan. The term Company shall include any successor employer, whether by merger, purchase of assets or otherwise, which adopts the Plan. When used with reference to an Employee or Participant the term shall mean the Company employing the Employee or Participant.

     2.14  COMPENSATION.

              (a)  General Definition.

                  (1) On or After January 1, 2002. Effective for Plan Years beginning on or after January 1, 2002, the base salary or wages for services rendered which are paid by the Company to or for an Employee for a Plan Year which are subject to withholding for federal income tax purposes plus the amount deferred by such Employee pursuant to an election made under a 401(k) plan sponsored by the Company, under a cafeteria plan maintained by the Company and intended to comply with section 125 of the Code, or under a salary reduction fringe benefit transportation arrangement maintained by the Company and intended to comply with section 132(f)(4) of the Code. Compensation shall also include cost of living adjustments, overtime, shift differentials, discretionary incentive compensation bonuses, discretionary income bonuses, gain sharing pay, production-related bonuses, variable pay, other bonuses (except sign-on bonuses and retention bonuses), commissions, salary continuation payments, jury duty and witness pay, bereavement pay, vacation pay, compensation in lieu of vacation, and severance pay. Compensation shall exclude taxable fringe benefits including short term and long term disability pay, income imputed to the Participant such as by reason of the Participant's use of Company-owned or -furnished property or group term life insurance in excess of $50,000, allowances for automobiles, country club fees, education, expense and reimbursements, carpools, relocation, rental assistance, travel and uniform allotments, sign-on bonuses and retention bonuses, Company contributions and matching contributions under any defined contribution plan sponsored by the Company, and amounts allocated for or distributed to or for the Participant under a nonqualified deferred compensation plan during the Plan Year. Compensation shall be taken into account only while an Employee is a Participant in the Plan.

                  (2) Before January 1, 2002. Effective for Plan Years beginning before January 1, 2002, the base salaries or wages for services rendered, which are paid by the Company to or for an Employee for the Plan Year which are subject to withholding for federal income tax purposes, plus the amount deferred by such Employee pursuant to an election made under a qualified plan or simplified employee pension maintained by the Company intended to comply with sections 401(a), 401(k), and 408(k) of the Code or under a cafeteria plan maintained by the Company intended to comply with section 125 of the Code. Compensation shall also include overtime, shift differential, bonuses, commissions, and severance pay. Compensation shall not include taxable fringe benefits including short-term and long-term disability pay; income imputed to an Employee by reason of the Employee's use of Company-owned or -furnished property; expense allowance and reimbursements including rental allowance or assistance, education, relocation, and travel allowances; items of imputed income such as the cost of group term life insurance in excess of $50,000; vacation allowance and reimbursement for compensation in lieu of vacation time; and any amounts distributed to or by the Employee under a nonqualified deferred compensation plan during the Plan Year.

              (b) Limitations. For Plan Years beginning on or after January 1, 2002, the Compensation of each Employee taken into account under the Plan in determining Accrued Benefits shall not exceed $200,000, or such larger amount as may be determined by the Secretary of Treasury pursuant to section 401(a)(17)(B) of the Code. For Plan Years beginning before January 1, 2002, the Compensation of each Employee taken into account under the Plan in determining Accrued Benefits shall not exceed $160,000, or such larger amount as may be determined by the Secretary of the Treasury pursuant to section 401(a)(17)(B) of the Code.

        2.15 COVERED COMPENSATION. The average of the "taxable wage bases" that are in effect for each calendar year during the 35-year period ending with the last day of the calendar year in which the Participant attains (or will attain) Social Security Retirement Age. No increase in Covered Compensation shall decrease a Participant's Accrued Benefit. Covered Compensation will be determined based on the Plan Year. In determining a Participant's Covered Compensation for a Plan Year, the taxable wage base in effect for the current Plan Year and any subsequent Plan Year will be assumed to be the same as the taxable wage base in effect at the beginning of the Plan Year for which the determination is being made. A Participant's Covered Compensation for a Plan Year before the 35-year period ending with the last day of the calendar year in which the Participant attains Social Security Retirement Age is the taxable wage base in effect at the beginning of the Plan Year. A Participant's Covered Compensation for a Plan Year after such 35-year period is the Participant's Covered Compensation for the Plan Year during which the 35-year period ends. For purposes hereof, the term "taxable wage base" shall mean the maximum amount of earnings which may be considered wages under section 3121(a)(l) of the Code.

        2.16 CREDITED SERVICE. The period of a Participant's employment as an Employee of a Company. Solely for purposes of determining a Participant's Credited Service under this Section 2.16 for a Plan Year, Credited Service shall include periods during which a Participant receives severance pay from a Company.

        2.17 DIRECT ROLLOVER. A payment by the Plan to the Eligible Retirement Plan specified by the Distributee.

        2.18 DISABILITY OR DISABLED. Effective for disabilities incurred on or after January 1, 2001, a Participant who is covered by the Company's long term disability plan and who meets the criteria for a benefit under such long term disability plan. A determination by the insurer of the long term disability plan that the Participant meets the criteria for a benefit under such long term disability plan shall also constitute a determination as to whether a Participant is Disabled under this Section 2.18 for Plan purposes.

        2.19 DISTRIBUTEE. A Distributee includes an Employee or former Employee. In addition, the Employee's or former Employee's surviving Spouse and the Employee's or former Employee's Spouse or former spouse who is the alternate payee under a Qualified Domestic Relations Order are Distributees with regard to the interest of the Spouse or former Spouse.

        2.20 DISTRIBUTION CALENDAR YEAR. A calendar year for which a minimum distribution is required. In the case of distributions required before death where a Participant's Required Beginning Date is April 1 of the calendar year following the calendar year in which the Participant attains age 70-1/2, the Employee's first Distribution Calendar Year shall be the year the Employee attains age 70-1/2. For distributions beginning after the Participant's death, the first Distribution Calendar Year is the calendar year in which distributions are required to begin under Section 5.1(g).

        2.21 EARLIEST RETIREMENT AGE. The earliest date on which a Participant could elect to receive retirement benefits under the Plan.

        2.22 EARLY RETIREMENT BENEFIT. The benefit amount determined in Section 4.3.

        2.23 EARLY RETIREMENT DATE. The first day of the month coinciding with or immediately following the date on which a Participant terminates employment after having attained age 55 and completed at least five Years of Credited Service.

        2.24 EFFECTIVE DATE. The effective date of the amendment and restatement of the Prior Plan, which is January 1, 1997, except as otherwise specifically provided herein. The term shall also mean the effective date of the Joinder Agreement of a Company which adopts the Plan.

     2.25  ELECTION PERIOD.

              (a) In the case of an election to waive the Qualified Joint and Survivor Annuity, the 90-day period ending on the Annuity Starting Date.

              (b) In the case of an election to waive the Qualified Preretirement Survivor Annuity, the period which begins on the first day of the Plan Year in which the Participant attains age 35 and ends on the date of the Participant's death.

              (c) In the case of a Participant who is separated from service, the Election Period under 2.25(b), above, with respect to the Participant's vested Accrued Benefit earned before the date of such separation from service, shall not begin later than such date.

              (d) A Participant who will not attain age 35 by the close of a current Plan Year and who receives a written explanation under Section 5.1(d)(3), may make a special qualified election to waive the Qualified Preretirement Survivor Annuity which will remain in effect until the first day of the Plan Year in which the Participant will attain age 35. Qualified Preretirement Survivor Annuity coverage will be automatically reinstated as of the first day of the Plan Year in which the Participant attains age 35, and any new waiver must meet the requirements of a Qualified Election in Section 2.50, below.

        2.26 ELIGIBLE RETIREMENT PLAN. An individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or a qualified plan described in section 401(a) of the Code, that accepts the Distributee's Eligible Rollover Distribution. However, in the case of an Eligible Rollover Distribution to the surviving spouse, an Eligible Retirement Plan is an individual retirement account or individual retirement annuity. Effective for Eligible Rollover Distributions made after December 31, 2001, an Eligible Retirement Plan shall also mean an annuity contract described in section 403(b) of the Code and an eligible plan under section 457(b) of the Code which is maintained by a state, political subdivision of s state, or any agency or instrumentality of a state or political subdivision of a state and which agrees to separately account for amounts transferred into such plan from this Plan. The definition of Eligible Retirement Plan shall also apply in the case of a distribution to a surviving spouse, or to a spouse or former spouse who is alternate payee under a Qualified Domestic Relations Order.

        2.27 ELIGIBLE ROLLOVER DISTRIBUTION. A distribution of all or any portion of the benefit of the Distributee, except that an Eligible Rollover Distribution does not include:

              (a) any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the Distributee or the joint lives (or joint life expectancies) of the Distributee and the Distributee's designated Beneficiary, or for a specified period of ten years or more;

        (b) any  distribution to the extent such  distribution is required under section 401(a)(9) of the Code;

              (c) the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities);

              (d) effective for distributions made after December 31, 1998, a distribution which is a hardship distribution as defined in section 401(k)(2)(B)(i)(IV) of the Code; and

              (e) any distribution that is includable in gross income which, when combined with all other such distributions to the Distributee during the taxable year of the Distributee, is reasonably expected to total less than $200.

        2.28 EMPLOYEE. Any person employed by the Company as a salaried or non-union hourly employee, or, before January 1, 2001, such salaried or non-union hourly employee who is receiving long-term disability benefits from the Company's long-term disability group insurance plan; provided, the term Employee shall not include (a) any person whose employment becomes the subject matter of a collective bargaining agreement between employee representatives and the Company unless such collective bargaining agreement expressly provides that such person is eligible for participation in the Plan, (b) any person who is a Leased Employee, (c) any person, whether or not deemed a common-law employee, who is not a Leased Employee but who provides services to the Company pursuant to an agreement between the Company and any other person whether for periods of a year or more or for periods of less than one year, or (d) any person classified by the Company as an independent contractor, whether or not deemed a common-law employee.

        2.29 ENTRY DATE. The date on which an Employee first completes an Hour of Service.

        2.30 ERISA. The Employee Retirement Income Security Act of 1974, as it has been and may be amended from time to time. Reference to any section of ERISA shall include any provision successor thereto.

        2.31 FINAL AVERAGE COMPENSATION. The average of a Participant's Compensation for the five consecutive full Plan Years out of the last 10 consecutive full Plan Years of employment with the Company which produce the highest average, divided by 12. If a Participant has completed less than five Plan Years prior to Termination of Employment, the Participant's Average Monthly Compensation shall be the average of the Participant's Compensation in such Plan Years prior to Termination of Employment, divided by 12. For purposes of determining Final Average Compensation, periods of employment otherwise counted under the Plan for (a) military service and (b) long-term disability shall not be considered.

        2.32 5% OWNER. Any person who owns (or is considered as owning within the meaning of section 318 of the Code) more than 5% of the outstanding stock of the Company or stock possessing more than 5% of the total combined voting power of all stock of the Company.

        2.33 FORFEITURE. The portion of a Participant's Accrued Benefit which is subject to forfeiture pursuant to application of Section 4.5, Section 8.6 and
Section 20.1 by reason of the Participant's Termination of Employment, and any other Forfeitures provided for herein.

     2.34  HIGHLY COMPENSATED EMPLOYEE.

              (a) General Definition. Any Employee who, (i) during the Plan Year or the preceding Plan Year was at any time a 5% Owner, or (ii) during the preceding Plan Year received compensation in excess of $80,000 (as adjusted pursuant to section 415(d) of the Code), and was also in the top-paid group of employees for such preceding Plan year. For purposes of this Section 2.34(a), "compensation" shall include compensation from the Company and any employer required to be aggregated with the Company under section 414(b), (c), (m), or
(o) of the Code. The term Highly Compensated Employees includes highly compensated active employees and highly compensated former employees.

              (b) Highly Compensated Former Employee. Any Employee who (i) separated from service with the Company, or is deemed to have separated from service, prior to the Plan Year, (ii) performs no service for the Company during the Plan Year, and (iii) was a Highly Compensated Employee during either the Plan Year in which such separation from service occurred or in any Plan Year ending on or after the Employee's 55th birthday.

              (c) Inclusion in Top Paid Group. For purposes of (a)(ii), above, an Employee shall be considered a member of the "top paid group" for any year if such Employee is in the group consisting of the top 20% of the employees of the Company when ranked on the basis of compensation paid during the year, pursuant to section 414(q)(3) of the Code.

              (d) Application of Section 414(q). For purposes of determining whether an Employee is a Highly Compensated Employee, the provisions of section 414(q) of the Code, and the regulations thereunder, shall apply.

        2.35 HOUR OF SERVICE. The following shall constitute Hours of Service under the Plan:

              (a) Hours Paid For Performance of Duties. Each hour for which an Employee is paid, or entitled to payment, for the performance of duties for the Company. These hours shall be credited to the Employee for the computation period or periods in which the duties are performed.

              (b) Hours Paid When No Performance of Duties. Each hour for which an Employee is paid, or entitled to payment, by the Company on account of a period during which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty or leave of absence. Effective January 1, 2001, no Hours of Service shall be credited under this Section 2.35(b) for a period during which an Employee is eligible to receive long-term disability benefits under a group insurance plan sponsored by a Company. No more than 501 Hours of Service shall be credited under this
Section 2.35(b) for any single continuous period (whether or not such period occurs in a single computation period). Hours under this Section 2.35(b) shall be calculated and credited pursuant to section 2530.200b-2 of the Department of Labor Regulations which are incorporated herein by this reference.

              (c) Hours Paid For Back Pay. Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Company. The same Hours of Service shall not be credited both under Section 2.35(a) or (b), above, as the case may be, and under this Section 2.35(c). These hours shall be credited to the Employee for the computation period or periods to which the award or agreement pertains rather than the computation period in which the award, agreement or payment is made.

              (d) Child Related Absences Affecting Break in Service. Effective for absences in Plan Years beginning after December 31, 1984, in determining whether a Break in Service has been incurred by a Participant who is absent from work for any period (1) by reason of pregnancy, (2) by reason of the birth of the Participant's child, (3) by reason of the placement of a child with the Participant in connection with the adoption of such child by the Participant or
(4) for purposes of caring for such child for a period beginning immediately following such birth or placement, Hours of Service shall include each hour which normally would have been credited to such Participant but for such absence. If the Plan is unable to determine the number of hours which normally would have been credited to such Participant but for such absence, eight Hours of Service for each normal work day of absence shall be credited. No more than 501 Hours of Service shall be credited under this Section 2.35(d). The Hours of Service credited under this Section 2.35(d) shall be credited only for the Plan Year in which the absence begins if the Participant would be prevented from incurring a Break in Service in such Plan Year solely because the period of absence is treated as Hours of Service, or, in any other case, in the immediately following Plan Year. A Participant to whom this Section 2.35(d) applies shall furnish to the Benefits Committee or its representative evidence that the absence from work is for the reasons set forth in this Section 2.35(d) and the number of days for which there was an absence.

              (e) Determination Made Based On Actual Hours Paid or Entitled to Payment. Except as provided in Section 2.35(d), Hours of Service shall be determined on the basis of actual hours for which an Employee is paid or entitled to payment; provided, when records are not available for tabulating actual hours worked, an Employee shall be credited with 45 hours for each week or 95 hours for each semi-monthly payroll, whichever is applicable, in which the Employee is paid, or entitled to be paid, for at least one hour for the performance of duties for the Company.

              (f) Determination of Service. Anything in the Plan to the contrary notwithstanding, in determining an Employee's service, the Employee shall be entitled to such credit, if any, as is required by federal law. For purposes of determining service under the Plan, service for the following shall be treated as if it were service for the Company:

                  (1)  each Related Company; and

        (2) any other predecessor employer within the meaning of, and to the extent required under, section 414(a) of the Code; and

                  (3) any entity required to be aggregated with the Company pursuant to section 414(o) of the Code and regulations promulgated thereunder.

              (g) A leave of absence pursuant to the Family and Medical Leave Act of 1993 shall not be included as Hours of Service; provided, however, that such leave shall be disregarded in determining whether an Employee has incurred a Break in Service.

        2.36 JOINDER AGREEMENT. The form prescribed by the Benefits Committee pursuant to which a Related Company adopts the Plan, as provided in Section 14.1.

        2.37 LEASED EMPLOYEE. Any person who provides services to the Company (other than an employee of the Company) if such services are provided pursuant to an agreement between the Company and any other person, such person has performed such services for the Company (or for the Company and related persons determined in accordance with section 414(n)(6) of the Code) on a substantially full-time basis for a period of at least one year, and such services are performed under the primary direction or control of the Company. Provided, however, that such Leased Employee shall be treated as an Employee solely for purposes of demonstrating compliance with certain nondiscrimination tests set forth in section 414(n)(3) of the Code, unless: (a) such Leased Employee is covered under a money purchase pension plan providing a non-integrated employer contribution rate of at least 10% of compensation (as defined in section 415(c)(3) of the Code, but including amounts contributed pursuant to a salary reduction agreement which are excludable from the employee's gross income under sections 125, 402(a)(8), 402(h) or 403(b) of the Code), immediate participation and full and immediate vesting, and (b) not more than 20% of the Company's employees who are not Highly Compensated Employees are Leased Employees. In determining whether an individual is a Leased Employee, the provisions of section 414(n) of the Code, and the regulations thereunder, shall apply.

        2.38 LATE RETIREMENT DATE. The first day of the month coincident with or immediately following Termination of Employment after the Participant attains Normal Retirement Age, if such termination is for a reason other than death.

        2.39 NORMAL FORM. A monthly benefit in the form of an annuity for the life of the Participant.

        2.40 NORMAL RETIREMENT AGE. A Participant's 65th birthday. For an Employee who becomes a Participant after the Employee's 65th birthday, the Normal Retirement Age shall be the date the Employee becomes a Participant.

        2.41 NORMAL RETIREMENT BENEFIT. The benefit amount determined in Section 4.1.

        2.42 1% OWNER. Any person who owns (or is considered as owning within the meaning of section 318 of the Code) more than 1% of the outstanding stock of the Company or stock possessing more than 1% of the total combined voting power of all stock of the Company.

        2.43 NORMAL RETIREMENT DATE. The first day of the month coinciding with or immediately following a Participant's Normal Retirement Age.

        2.44 PARTICIPANT. An eligible Employee who becomes a Participant. The term shall also include, where appropriate, a former Participant whose service with the Company has terminated when such person is entitled to a benefit hereunder.

        2.45 PLAN. The Commonwealth Industries, Inc. Cash Balance Plan provided for herein, as it may be amended from time to time. Prior to January 1, 1998, the Plan was known as the Commonwealth Aluminum Corporation Pension Plan for Salaried Employees.

        2.46 PLAN ADMINISTRATOR OR ADMINISTRATOR. The Sponsoring Company or other person or persons designated by the Board of Directors of the Sponsoring Company as the Plan Administrator.

        2.47 PLAN YEAR. The consecutive 12-month period beginning on the first day of January in each year and ending on the last day of December.

        2.48 PRIOR PLAN. The defined benefit pension plan of the Company, as constituted on the day prior to the Effective Date.

        2.49 QUALIFIED DOMESTIC RELATIONS ORDER. A "qualified domestic relations order," as defined in section 414(p) of the Code and section 206(d)(3) of ERISA.

     2.50  QUALIFIED ELECTION.

              (a) Waiver. A waiver of a Qualified Joint and Survivor Annuity or a Qualified Preretirement Survivor Annuity. The waiver must be in writing and must be consented to by the Participant's Spouse. The Spouse's consent to a waiver must be witnessed by a Plan representative or Notary Public. A Qualified Election shall not be effective until such time as the notice requirements of
Section 5.1(d), as applicable, have been met.

              (b) Absence of Spouse. Notwithstanding this consent requirement, if the Participant establishes to the satisfaction of a Plan representative that such written consent may not be obtained because there is no Spouse, the Spouse cannot be located, the Participant has been abandoned (within the meaning of local law and pursuant to a court order), or the Spouse and Participant are legally separated pursuant to a court order, a waiver will be deemed a Qualified Election.

              (c) Consent Limited to One Spouse. Any consent necessary under this provision will be valid only with respect to the Spouse who signs the consent, or in the event of a deemed Qualified Election, the designated Spouse, and shall only be effective in favor of the individual or entity in whose favor the Spouse has waived the Spouse's rights and as to the form of benefit (and Beneficiary) selected by the Participant. A revocation of a prior waiver may be made by a Participant without the consent of the Participant's Spouse at any time before the commencement of the distribution of the Participant's benefits. A Spouse may not revoke the Spouse's consent.

              (d) Consent Not Required. No Qualified Election or other consent requirement shall apply to any Beneficiary who is not a Spouse. Following the death of a Participant, spousal consent shall not be required for the distribution of a Qualified Preretirement Survivor Annuity or a Qualified Joint and Survivor Annuity.

        2.51 QUALIFIED JOINT AND SURVIVOR ANNUITY. In the case of a married Participant, an immediate annuity which provides equal monthly payments for the life of the Participant with a survivor annuity for the life of the Participant's Spouse which is 50% of the amount of the annuity payment which was payable during the joint lives of the Participant and the Participant's Spouse. For a single Participant, an immediate annuity for the life of the Participant.

     2.52  QUALIFIED PRERETIREMENT SURVIVOR ANNUITY.

              (a) Death of Participant After Earliest Retirement Age. In the case of a Participant who dies after attaining Earliest Retirement Age with a vested benefit, a monthly benefit for the life of the Participant's Spouse commencing on the first day of the month following the date of the Participant's death in an amount equal to that which the Spouse would have received had the Participant retired with an immediate Qualified Joint and Survivor Annuity on the day before the Participant's date of death, except that the survivorship percentage shall be 75% rather than 50%.

              (b) Death of Participant On or Before Earliest Retirement Age. In the case of a Participant who dies on or before the date on which the Participant would have attained the Earliest Retirement Age, a monthly benefit for the life of the Spouse commencing on the first day of the month following the date of the Participant's death in an amount equal to that which the Spouse would have been entitled to receive had the Participant separated from service on the day before the Participant's death, survived to the Earliest Retirement Age, retired with an immediate Qualified Joint and Survivor Annuity at the Earliest Retirement Age, except that the survivorship percentage shall be 75% rather than 50%, and died on the day after the day on which the Participant would have attained the Earliest Retirement Age.

        2.53 RELATED COMPANY. Either (a) a member of a "controlled group of corporations" (as defined in section 1563(a) of the Code, determined without regard to sections 1563(a)(4) and (e)(3)(C) of the Code, except that, for the purposes of Article 9, the phrase "more than 50%" shall be substituted for the phrase "at least 80%" in section 1563(a)(1) of the Code) of which the Company is a member, (b) an unincorporated trade or business which is under common control with the Company, as determined under section 414(c) of the Code, (c) a member of an "affiliated service group" (as defined under section 414(m) of the Code) of which the Company is a member, (d) any entity required to be aggregated with the Company under section 414(o) of the Code or (e) any other subsidiary or affiliate of the Company designated by the Board of Directors to be a Related Company.

        2.54 REQUIRED BEGINNING DATE. Effective for Participants who attain age 70-1/2 before January 1, 1996, the first day of April following the calendar year in which the Participant attains age 70-1/2. Effective January 1, 1997, the Required Beginning Date for Participants, including Participants who attain age 70-1/2 during the 1996 calendar year, shall be determined as follows:

        (a) Non-5% Owners. The first day of April following the calendar year in which the later of separation from service or age 70-1/2 occurs.

              (b) 5% Owners. For Participants who are 5% Owners at any time during the Plan Year ending with or within the calendar year in which such Participant attains age 70-1/2, the first day of April following the calendar year in which the Participant attains age 70-1/2.

              (c) Special Election. For Participants who attain age 70-1/2 on or after January 1, 1996 but prior to January 1, 1999, the Participant's Required Beginning Date may be as set forth above for Participants who attain age 70-1/2 before January 1, 1996, pursuant to a written election by the Participant which is filed with the Plan Administrator or its representative.

              (d) Actuarial Increase. Except with respect to 5% Owners, a Participant's Accrued Benefit is actuarially increased to take into account the period after age 70-1/2 in which the Participant does not receive any benefit under the Plan. The actuarial increase begins on the April 1 following the calendar year in which the Participant attains age 70-1/2 (January 1, 1997 in the case of a Participant who attained age 70-1/2 prior to 1996), and ends on the date on which benefits commence after retirement in an amount sufficient to satisfy section 401(a)(9) of the Code. The amount of actuarial increase payable as of the end of the period for actuarial increases must be no less than the Actuarial Equivalent of the Participant's retirement benefits that would have been payable as of the date the actuarial increase must commence plus the Actuarial Equivalent of additional benefits accrued after that date, reduced by the Actuarial Equivalent of any distributions made after that date. The actuarial increase must generally be the same as, and not in addition to, the actuarial increase required for that same period under section 411 of the Code to reflect the delay in payments after normal retirement, except that the actuarial increase required under section 401(a)(9) of the Code must be provided even during the period during which a Participant is in service pursuant to section 203(a)(3)(B) of the Code. For purposes of section 411(b)(1)(H) of the Code, the actuarial increase will be treated as an adjustment attributable to the delay in distribution of benefits after the attainment of Normal Retirement Age. Accordingly, to the extent permitted under section 411(b)(1)(H) of the Code, the actuarial increase required under section 401(a)(9)(C)(iii) of the Code may reduce the benefit accrual otherwise required under section 411(b)(1)(H)(i) of the Code, except that the rules on the suspension of benefits are not applicable.

        2.55 SOCIAL SECURITY RETIREMENT AGE. Age 65 in the case of a Participant attaining age 62 before January 1, 2000 (i.e., born before January 1, 1938), age 66 for a Participant attaining age 62 after December 31, 1999, and before January 1, 2017 (i.e., born after December 31, 1937, but before January 1,
1955), and age 67 for a Participant attaining age 62 after December 31, 2016 (i.e., born after December 31, 1954).

        2.56 SPONSORING COMPANY. Commonwealth Industries, Inc., a Delaware corporation, and any successor employer, whether by merger, purchase of assets or otherwise, who adopts the Plan. Prior to January 1, 1998, the Sponsoring Company was known as the Commonwealth Aluminum Corporation, a Delaware corporation.

     2.57  SPOUSE.

              (a) On and After January 1, 2002. A surviving Spouse who was legally married to a Participant on the Participant's Annuity Starting Date, or if the Participant dies before the Participant's Annuity Starting Date, a surviving Spouse who was legally married to a Participant at the time of the Participant's death, provided that a former Spouse will be treated as a Spouse to the extent provided under a Qualified Domestic Relations Order.

              (b) Before January 1, 2002. A surviving Spouse who was legally married to a Participant on the Participant's Annuity Starting Date for at least one year, or if the Participant dies before the Participant's Annuity Starting Date, a surviving Spouse who was legally married to a Participant at the time of the Participant's death at least one year, provided that a former Spouse will be treated as a Spouse to the extent provided under a Qualified Domestic Relations Order.

        2.58 SUBSTANTIVE AMENDMENT DATE. The Effective Date or, if later, the date of the most recent amendment which substantially increased the extent of possible discrimination in favor of highly compensated employees as to contributions and benefits actually payable upon termination of the Plan.

        2.59 TERMINATION OF EMPLOYMENT. The termination of a Participant's employment with the Company, whether voluntary or involuntary, prior to the Participant's death or attainment of the Participant's Normal Retirement Age.

        2.60 TRUST. The Trust Agreement effective August 1, 1989, by and between Commonwealth Industries, Inc. (then known as Commonwealth Aluminum Corporation) and National City Bank of Kentucky, and as it may be further amended from time to time.

        2.61 TRUST FUND. All cash, securities or other property received by the Trustee in the Trust on the date hereof and received hereafter by the Trustee as Contributions and all securities or other property purchased or acquired therewith or therefrom, together with any increase, accretion or accumulation thereon, and income therefrom, less distributions, payments or expenditures therefrom as authorized herein, which is held in the Trust Fund pursuant to the Plan.

        2.62 TRUSTEE. National City Bank of Kentucky and any successor trustee or trustees designated in the manner set forth in the Trust, which accepts the Trust Fund.

     2.63  YEARS OF CREDITED SERVICE.

              (a)  General Rule.

                  (1) Effective January 1, 2001, Years of Credited Service shall consist of each twelve consecutive period, beginning on the first day of each Plan Year, including full years and completed months, during which an Employee is employed by a Company. Effective January 1, 2001, no Years of Credited Service for years or completed months shall be credited for a period during which an Employee is eligible to receive long-term disability under a group insurance plan sponsored by a Company. Effective on and after January 1, 1998 but prior to January 1, 2001, Years of Credited Service shall consist of each twelve consecutive month period, beginning on an Employee's date of hire by a Company and each anniversary thereafter, including full years and completed months, during which an Employee is employed by a Company. Effective prior to January 1, 1998, the Plan Years commencing on an Employee's date of hire in which the Employee has Credited Service and completes at least 1,000 Hours of Service.

                  (2) If a Participant who is not vested shall have five or more consecutive Breaks in Service, Years of Credited Service completed prior thereto shall be included only if (1) such Participant completes a Year of Credited Service after the Participant's latest date of reemployment, and
     (2) the number of consecutive Breaks in Service is less than the greater of five or the number of Years of Credited Service completed by the Participant prior to the first Plan Year in which a Break in Service occurs.

              (b)  Special Rules.

                  (1) On or After January 1, 2001. Effective January 1, 2001, Years of Credited Service shall be granted for years in which a Participant is eligible to receive an allocation of contributions under any profit sharing plan of the Company. In the event that Years of Credited Service used in determining a retirement benefit under this Plan duplicate service for which a Participant is entitled to a retirement benefit from another defined benefit plan to which the Company has contributed on behalf of the Participant, the monthly amount of the benefit, with respect to which the service for which the duplication exists, in the accrued form, payable under this Plan, shall be reduced by the monthly amount of the retirement benefit, in the accrued form, under such other defined benefit plan.

                  (2) Before January 1, 2001. Effective before January 1, 2001, a Participant shall not receive a Year of Credited Service under the Plan for any year in which (A) the Participant is eligible to receive an allocation of contributions under any profit sharing plan of the Company (other than the Commonwealth Aluminum Corporation Performance Sharing Plan for Salaried Employees, later known as the Commonwealth Industries Savings
     Plan), or (B) the Company makes contributions to a multi-employer pension plan on behalf of such Participant.

     2.64  YEARS OF VESTING SERVICE.

              (a) General Rule. A twelve consecutive month period, beginning on an Employee's date of hire by a Company or Related Company and each anniversary thereafter, including full years and completed months, during which an Employee is employed by a Company or Related Company. Years of Vesting Service shall be credited for years of employment while an Employee was employed by CasTech Aluminum Group, Inc., if such Employee became a Participant in the Plan on January 1, 1998. For Plan Years beginning on or after January 1, 1994, an Employee who completes fewer than 1,000 Hours of Service during a Plan Year shall not receive credit for a Year of Vesting Service for that Plan Year. For Plan Years beginning before January 1, 1994, credit for Plan Years in which an Employee completes fewer than 1,000 Hours of Service shall be given according to the following schedule:

                  Hours of Service                      Fraction of Year of
              Complete During Plan Year              Vesting Service Credited

                  866 - 999                                     5/12
                  693 - 865                                     4/12
                  519 - 692                                     3/12
                  346 - 518                                     2/12
                  173.33 - 345                                  1/12

              (b) Exceptions. If a Participant incurs a Break in Service, the Participant's pre-break and post-break Years of Service shall be aggregated and credited only as provided in this Section 2.64(b). If a Participant's pre-break Years of Service are not to be aggregated with the Participant's post-break Years of Service as provided in Section 2.64(b), the Participant shall be credited only with such post-break Years of Service.

                  (1) If a Participant has a vested interest under the Plan as a result of the Participant's pre-break Years of Service, the Participant's post-break Years of Service shall be aggregated with the Participant's pre-break Years of Service only upon the Participant's completion of one Year of Service after such Break in Service.

                  (2) If the Participant does not have a vested interest in the Plan as a result of the Participant's Years of Service prior to the Participant's Break in Service, and if the number of consecutive Breaks in Service equals or exceeds the greater of five, or the number of Years of Service prior to such Break in Service, the Participant's pre-break Years of Service shall not be aggregated.

                  (3) The aggregate number of Years of Service before any Break in Service under this Section 2.64(b) shall be deemed not to include any Years of Service not required to be taken into account by reason of any prior Break in Service. In computing Years of Vesting Service, all Years of Vesting Service of an Employee shall be taken into account, except in the case of an Employee who is not entitled to a benefit upon a Termination of Employment, Years of Vesting Service before a Break in Service shall not be taken into account in determining the vested percentage of the Participant's benefit if the number of consecutive Breaks in Service equals or exceeds the greater of five consecutive Breaks in Service, or the aggregate number of Years of Vesting Service prior to such Breaks in Service.

                                    ARTICLE 3

                            PARTICIPATION AND SERVICE


     3.1  DATE EMPLOYEES BECOME PARTICIPANTS.

              (a) Participants Eligible on Effective Date. Each Employee who was a Participant in the Prior Plan on the day before the Effective Date shall continue to be a Participant in the Plan if the Employee is still employed by the Company on the Effective Date.

              (b) Other Employees. Effective January 1, 2002, only an Employee who is regularly scheduled to work 1,000 Hours of Service during the Employee's first year of employment shall become a Participant on the Participant's date of hire; provided, if an Employee who is not regularly scheduled to work at least 1,000 Hours of Service during the Employee's first year of employment, such Employee shall become a Participant as of the first day of January or July immediately following the date on which such Employee actually completes 1,000 Hours of Service. Prior to January 1, 2002, each Employee shall become a Participant on the first Entry Date coinciding with the date on which the Employee first becomes employed by the Company. Individuals who were employed by CasTech Aluminum Group, Inc. and who became Employees of the Company on December 31, 1997 shall become covered under the Plan as of January 1, 1998.

        3.2 ELIGIBILITY OF REHIRED EMPLOYEES. A Participant who incurs a Termination of Employment and again becomes an Employee shall become a Participant in accordance with Section 3.1. Solely for purposes of this Section 3.2, the phrase Termination of Employment shall include retirement on or after Normal Retirement Age.

        3.3 NOTICE OF PARTICIPATION. Each Employee shall be notified when such Employee becomes eligible to be a Participant and at such time shall be furnished with a summary of the Plan.

        3.4 CHANGE IN EMPLOYMENT STATUS. In the event that an Employee who has been included in another defined benefit pension plan of a Company or who otherwise has not been an Employee for purposes of participating in this Plan is transferred into a class of employment covered by this Plan, upon subsequent retirement, death or other Termination of Employment, the following provisions shall apply:

              (a) Years of Credited Service. Such Participant may receive benefits determined by the provisions of this Plan as though all the Participant's Years of Credited Service had been under this Plan, except that a Participant's who has no computation period of 1,000 Hours of Service or more during participation under this Plan shall not receive Years of Credited Service for such periods prior to the transfer. However, Years of Credited Service prior to such transfer, determined by the provisions of this Plan, shall be granted for Employees for which no other defined benefit pension plan of any Company applies. If such Years of Credited Service are not granted under this Plan, the offset provisions of Section 3.4(b) shall apply.

              (b) Offset of Benefits. Anything in the foregoing to the contrary notwithstanding, if any benefits shall be payable to such Participant from such other defined benefit pension plan the monthly amount of such benefits shall be offset against the monthly amount of corresponding benefits payable under this Plan, and only the net amount of any excess benefits provided by this Plan shall be paid from the Trust. Such offset shall be made based strictly on comparable forms of benefit which have been elected. If a comparable form of benefit has not been elected under the other plan, an Actuarial Equivalent (based on the provisions of this Plan) shall be determined for purposes of establishing a monthly offset to this Plan's benefits.

              (c) Transfers After Cash Balance Conversion. Effective January 1, 2001, if a Participant transfers to this Plan from another defined benefit pension plan of the Company or a Related Company, the benefit payable from such other plan shall not be converted to an initial Account Balance under the Plan but shall remain payable from such other plan and the offset provisions of
Section 3.4(b) shall apply. In the case of such transfer of a Participant from another defined benefit pension plan of the Company or a Related Company, Benefit Credits and Interest Credits will accrue in accordance with Section 2.2 as if the Participant had first become employed by the Company as of the Participant's date of transfer to the Plan and shall be applied only to the Participant's Account Balance under the Plan. Effective on and after January 1, 1998 but prior to January 1, 2001, if a Participant transfers to this Plan from another defined benefit pension plan of the Company or a Related Company, the benefit payable from such other plan may be converted to an initial Account Balance under this Plan based on the Actuarial Equivalent of the Participant's retirement benefit from such other defined benefit pension plan, and Benefit Credits and Interest Credits will accrue in accordance with Section 2.2. If such conversion to an initial Account Balance is made, the benefit payable upon the Participant's Termination of Employment, retirement, or death shall be paid solely from this Plan. If such conversion to an initial Account Balance is not made, the offset provisions of Section 3.4(b) shall apply. In the event a Participant transfers from this Plan to another defined benefit pension plan of the Company or a Related Company, the Participant's Account Balance shall be converted to an annuity for purposes of the offset that will apply to the benefit the Participant earns under the other defined benefit pension plan, but the Account Balance earned under this Plan shall be payable in accordance with the terms of this Plan.

              (d) Transfer to Other Plan. In the event an Employee who shall have become included under this Plan is transferred to another class of employment not covered by this Plan, such Employee shall be subject to retirement under the terms of such other defined benefit pension plan (if any) as is applicable to the class of employment into which the Employee is transferred. The Participant's Accrued Benefit under this Plan to the extent vested shall be later payable after termination of employment in such other class of employment in accordance with the provisions of this Plan. Years of Credited Service shall not be granted in this Plan for such subsequent employment which is not covered by this Plan.

        (e) Vesting Service. Notwithstanding anything in the foregoing to the contrary, Years of Vesting Service shall be aggregated among all class of employment by an Employee of the Company.

        3.5 PROVISIONS OF PLAN BINDING ON PARTICIPANTS. Upon becoming a Participant, a Participant shall be bound then and thereafter by the terms of the Plan, including all amendments thereto.

        3.6 CORRECTION OF INADVERTENT ERROR. Anything in the Plan to the contrary notwithstanding, if a Participant is inadvertently excluded from participation in any Plan Year, or if the Accounts of any Participant are inadvertently credited or debited with an incorrect amount for any Plan Year, the Benefits Committee shall correct such error as soon as is administratively feasible after the discovery of the error. In the event an error in the Participant's Account cannot be corrected in any other manner, the Company shall contribute in the Plan Year in which the error is discovered an amount necessary to place the Participant's Account in the same position in which it would have been had the error not been made.

     3.7  CORRECTING A COVERAGE OR PARTICIPATION FAILURE.

              (a) Coverage or Participation Failure. If the Plan would fail to satisfy sections 401(a)(26) or 410(b) of the Code for a Plan Year because an insufficient number of non-excludable Employees are not benefitting under the Plan for such Plan Year, the Company may direct that former Employees who would otherwise not have been eligible to accrue benefits for such Plan Year be included as Participants who are eligible to accrue benefits for such Plan Year. If the Company so directs, the former Employees to be included shall be limited to the number necessary to cause the Plan to satisfy sections 401(a)(26) or 410(b) of the Code.

              (b) Selection of Former Employees. The selection of former Employees for inclusion shall be as determined by the Company when such determination becomes necessary from time to time, but shall be in a manner that does not discriminate in favor of Highly Compensated Employees.

              (c) Other Methods. The inclusion of former Employees in the allocation of Contributions by the Company as set forth in this Section 3.7 shall not be deemed the exclusive method for correcting or preventing the Plan's failure to satisfy sections 410(b) or 401(a)(26) of the Code. Provided, any other method shall be applied in a manner that does not discriminate in favor of Highly Compensated Employees.

                                    ARTICLE 4

                                    BENEFITS


        4.1 NORMAL RETIREMENT BENEFIT. Each Participant who attains Normal Retirement Age shall have a nonforfeitable right to receive such Participant's Normal Retirement Benefit, commencing on the Participant's Normal Retirement Date.

              (a) Before January 1, 1998. For Participants who retire or otherwise terminate employment in Plan Years commencing prior to January 1, 1998, a Participant's Normal Retirement Benefit is a benefit in the Normal Form commencing as of the Participant's Normal Retirement Date equal to the sum of
(1) and (2), where

        (1) is 1.15% of such Participant's Average Monthly Compensation, multiplied by the Participant's Years of Credited Service; and

                  (2) is 0.45% of the Participant's Average Monthly Compensation in excess of the Participant's Covered Compensation, multiplied by the Participant's Years of Credited Service, not to exceed 35 Years of Credited Service.

If a Participant's Benefit is payable in a form other than the Normal Form, the amount payable under that form shall be the Actuarial Equivalent of the amount payable in the Normal Form.

              (b) On or After January 1, 1998. For Participants who retire or otherwise terminate employment in Plan Years commencing on or after January 1, 1998, a Participant's Normal Retirement Benefit is a benefit equal to the Participant's Account Balance on the Participant's Normal Retirement Date, converted to a benefit in the Normal Form using the 1983 GAM (50/50) Mortality Table and an interest rate equal to the lesser of 6% or the Applicable Interest Rate described in Section 2.2(c)(2).

        4.2 LATE RETIREMENT BENEFIT. A Participant may continue employment beyond the Participant's Normal Retirement Age. During such continuing employment, no benefits shall be paid from the Plan unless required under
Section 5.1(b). Upon actual retirement after the Participant's Normal Retirement Age for reasons other than death, the Participant shall receive a monthly benefit in the Normal Form equal to the greater of (a) the amount determined under Section 4.1, above, considering all Years of Credited Service or (b) the Actuarial Equivalent of the Participant's Normal Retirement Benefit. In the event a Participant begins to receive the benefit while employed because of the requirements of Section 5.1(b), the Participant's Late Retirement Benefit shall be the Participant's benefit calculated under Section 4.1 less the Actuarial Equivalent of the distributions the Participant has received.

        4.3 EARLY RETIREMENT BENEFIT. A Participant or former Participant who attains the Early Retirement Date may retire and be eligible for a monthly benefit in the Normal Form commencing on the Participant's Normal Retirement Date or anytime after the Participant's Early Retirement Date, if the Participant so elects at or following Termination of Employment. The benefit payable on or after the Participant's Early Retirement Date, but prior to the Participant's Normal Retirement Date, shall equal the amount of the Normal Retirement Benefit determined under Section 4.1 above, reduced by 5/12 of 1% for each month by which the Participant's Early Retirement Date precedes the first day of the month coincident with or next following attainment of age 62. Notwithstanding the preceding sentence to the contrary, the Participant's Early Retirement Benefit shall not be less than the Actuarial Equivalent of the Participant's Accrued Benefit.

        4.4 DISABILITY BENEFIT. Effective January 1, 2001, each Participant who terminates employment as a result of Disability shall have a nonforfeitable right to receive such Participant's Normal Retirement Benefit determined under
Section 4.1. A Participant who terminates employment on account of Disability may elect to receive the Participant's vested Account Balance in a single sum distribution on the Participant's as soon as administratively practicable following a final determination that the Participant is Disabled or may defer payment of the Participant's vested Account Balance until any later date, but no later than the Participant's Normal Retirement Date. Any election to receive a single sum distribution shall be subject to the spousal consent requirements of
Section 2.50. A Participant who elects to defer payment of such Participant's vested Account Balance shall continue to receive interest credits as described in Section 2.2(c) until the Participant's benefit is distributed or distribution of such benefit commences. A Participant who elects to defer receipt of the Participant's vested Account Balance may elect distribution of the Participant's Account Balance as a single sum distribution at any time, but no later than the Participant's Normal Retirement Date. If the Participant elects to receive the Participant's benefit in the form of monthly payments, the Participant's Account Balance shall be converted to a benefit in the Normal Form using the 1983 GAM (50/50) Mortality Table and an interest rate equal to the lesser of 6% or the Applicable Interest Rate described in Section 2.2(c)(2). Distributions available under this Section 4.4 are subject to the retirement benefit cash-out provisions of Section 5.1(f).

     4.5  DEFERRED VESTED BENEFIT.

              (a) Vesting Schedule. If a Participant terminates employment for any reason other than retirement at or after Early Retirement Age or Normal Retirement Age or, effective January 1, 2001, on account of Disability, such Participant shall be entitled to a benefit in the Normal Form which shall commence on the Participant's Normal Retirement Date, in an amount equal to the Participant's Accrued Benefit times the percentage set out in the following schedule:

                                                       Vested Percentage
              Years of Vesting Service                 of Accrued Benefit

                      Less than 5                             0%
                      5 or more                              100%

              (b) Application of Forfeitures. A Participant who is 0% vested upon such Participant's termination of employment shall forfeit the Participant's entire Accrued Benefit and be deemed to have received a cash-out distribution. Any amounts attributable to a Participant's forfeiture of the Participant's Accrued Benefit shall be used to reduce Company contributions to the Plan. If such former Participant is re-employed by the Company before the earlier of the fifth anniversary of the Participant's Termination Date or the date the Participant incurs five consecutive Breaks in Service, the Participant's previously forfeited Accrued Benefit will be restored.

              (c) Commencement and Determination of Benefit. A former Participant who terminates employment and who is entitled to a benefit under
Section 4.5(a) may, prior to attaining Normal Retirement Age, elect to commence receiving benefits under this Section 4.5 prior to Normal Retirement Age. Such payment shall commence for any month following the Participant's Termination of Employment as the Participant elects. The benefit payable prior to the Participant's Normal Retirement Date shall equal the amount of the Normal Retirement Benefit determined under Section 4.1, above, reduced by 5/12 of 1% for each month by which the Participant's Termination of Employment precedes the Participant's Normal Retirement Date. Notwithstanding the preceding to the contrary, benefits payable under this Section 4.5 shall not be less than the Actuarial Equivalent of the Participant's Accrued Benefit.

              (d) Commencement and Determination of Benefit for Participants with Account Balances. Effective January 1, 1998, a Participant who terminates employment and who is entitled to a benefit under Section 4.5(a) may elect to receive the Participant's vested Account Balance in a single sum distribution on the Participant's Termination of Employment date or may defer payment of the Participant's vested Account Balance until any later date, but no later than the Participant's Normal Retirement Date. Any election to receive a single sum distribution shall be subject to the spousal consent requirements of Section
2.50. A Participant who elects to defer payment of such Participant's vested Account Balance shall continue to receive interest credits as described in
Section 2.2(c) until the Participant's benefit is distributed or distribution of such benefit commences. A Participant who elects to defer receipt of the Participant's vested Account Balance may elect distribution of the Participant's vested Account Balance as a single sum distribution at any time, but no later than the Participant's Normal Retirement Date. If the Participant elects to receive the Participant's benefit in the form of monthly payments, the Participant's vested Account Balance shall be converted to a benefit in the Normal Form using the 1983 GAM (50/50) Mortality Table and an interest rate equal to the lesser of 6% or the Applicable Interest Rate described in Section 2.2(c)(2). Distributions available under this Section 4.5(d) are subject to the retirement benefit cash-out provisions of Section 5.1(f).

        4.6 QUALIFIED PRERETIREMENT SURVIVOR ANNUITY. If a married Participant who is eligible for a benefit under Sections 4.1, 4.2 or 4.3, or who has a vested benefit under Section 4.5, dies prior to commencement of such benefits, the Participant's Spouse shall be entitled to a Qualified Preretirement Survivor Annuity, unless it has been waived pursuant to a Qualified Election in the Election Period.

        4.7 ADDITIONAL DEATH BENEFIT. Effective January 1, 1998, upon the death of an active Participant with a vested Account Balance, such Participant's Beneficiary shall receive a preretirement death benefit as described below if all the following requirements were met when the Participant died:

        (a) the Participant's cessation of service had not previously occurred; and

              (b) the Participant has no Spouse or, in the case of a Participant who has a Spouse, has an election to waive the Qualified Preretirement Survivor Annuity in effect.

If the above requirements are met, a single sum distribution shall be paid to the Participant's Beneficiary in an amount equal to the Participant's vested Account Balance as of the Participant's date of death.

                                    ARTICLE 5

                  MANNER OF BENEFIT PAYMENTS AND OPTIONAL FORMS


     5.1  BENEFIT PAYMENTS.

              (a)  Form of Distribution of Benefits.

                  (1) Each married or single Participant who is eligible to receive benefits provided by the Plan shall receive them in the form of a Qualified Joint and Survivor Annuity unless such Participant makes a Qualified Election. Any benefit with a present value of more than $3,500 shall not be distributed before the Participant attains Normal Retirement Age without the permission of the Participant. Payment in the form of a Qualified Joint and Survivor Annuity after the Participant attains Normal Retirement Age shall not require the consent of the Participant or the Participant's Spouse if the Participant has separated from service. The Qualified Joint and Survivor Annuity shall be the Actuarial Equivalent of the Normal Form of benefit due the Participant. Effective January 1, 2002, "$5,000" shall be substituted for "$3,500" in this Section 5.1(a)

                  (2) A Participant, pursuant to a Qualified Election, may make a written request for an alternative form of payment by filing such request with the Benefits Committee or its representative during the Election Period. The alternative forms of benefit shall be the Actuarial Equivalent of the Normal Form. The alternative forms are:

                      (A) An annuity for the life of the Participant.

                      (B) An annuity for the life of a Participant and for the life of the Participant's Beneficiary in an amount equal to the monthly payments paid to the Participant during the Participant's lifetime.

                      (C) An annuity for the life of a Participant and for the life of the Participant's Beneficiary in an amount equal to 75% of the monthly payments paid to the Participant during the Participant's lifetime.

                      (D) An annuity for the life of a Participant and for the life of the Participant's Beneficiary in an amount equal to 66-2/3% of the monthly payments paid to the Participant during the Participant's lifetime.

                      (E) An annuity for the life of a Participant and for the life of the Participant's Beneficiary in an amount equal to 50% of the monthly payments paid to the Participant during the Participant's lifetime.

                      (F) An annuity for the life of the Participant with payments for a minimum of 10 years.

                      (G) An annuity for the life of the Participant with payments for a minimum of five years.

                      (H) For Participants who retire before the earliest date that Social Security payments can begin, an annuity for the life of the Participant with monthly payments adjusted so that a level income results both before and after the Participant's Social Security payments begin, based on the assumption that the Participant will elect to receive Social Security payments at the earliest possible date.

                      (I) For Participants with a present value of vested Accrued Benefits of $20,000 or less determined on an Actuarial Equivalent basis, a single sum distribution; provided, if a Participant terminates employment prior to the Participant's Early Retirement Date, the single sum distribution available under this Section 5.1(a)(2)(I) may only be elected following a one-year Break in Service.

                      (J) Effective January 1, 1998, the single sum distribution form of benefit shall be available as described in Section 4.5(d); provided, in the case of a Participant who has attained age 55 and completed 10 Years of Credited Service as of December 31, 1997, the following shall apply: in the event the Account Balance of such Participant is less than the Actuarial Equivalent of such Participant's Accrued Benefit determined in accordance with Section 2.2(d), such Participant shall receive a benefit equal to the Participant's vested Account Balance as a single sum distribution, plus a monthly retirement income determined by converting the difference of the Participant's Account Balance and the Actuarial Equivalent of such Participant's Accrued Benefit determined in accordance with Section 2.2(d) to a benefit in the Normal Form using the 1983 GAM (50/50) Mortality Table and an interest rate equal to the lesser of 6% or the Applicable Interest Rate described in Section 2.2(c)(2).

              (b) Latest Benefit Commencement. The benefit of a Participant shall be distributed or commence to be distributed no later than the Required Beginning Date in the minimum amount required under Treasury regulations implementing section 401(a)(9) of the Code. With respect to distributions under the Plan made for calendar years beginning on or after January 1, 2001, the Plan will apply the minimum distribution requirements of section 401(a)(9) of the Code in accordance with the regulations under section 401(a)(9) of the Code that were proposed in January 2001, notwithstanding any provision of the Plan to the contrary. This amendment shall continue in effect until the end of the last calendar year beginning before the effective date of final regulations under section 401(a)(9) of the Code or such other date as may be specified in guidance published by the Internal Revenue Service.

              (c) Minimum Distribution Incidental Benefit. If distribution commences under a distribution option that is in the form of a joint and survivor annuity for the joint lives of the Participant and a Beneficiary other than the Participant's Spouse, the applicable percentage of the annuity payment on or after the Participant's Required Beginning Date shall not be less than that amount required under Proposed Treasury Regulation section 1.401(a)(9)-2. If a distribution form includes a period certain feature, the period certain shall, with respect to the Participant, comply with the requirements of Proposed Treasury Regulation section 1.401(a)(9)-2.

              (d)  Notice Requirements.

                  (1) Qualified Joint and Survivor Annuity. In the case of a Qualified Joint and Survivor Annuity, the Plan Administrator or its representative shall provide each Participant no less than 30 days and no more than 90 days prior to the Participant's Annuity Starting Date with a written explanation of:

        (A) The terms and conditions of a Qualified Joint and Survivor Annuity;

                      (B) The Participant's right to make, and the effect of, an election to waive the Qualified Joint and Survivor Annuity form of benefit;

                      (C)  The rights of a Participant's Spouse;

                      (D) The right to make, and the effect of, a revocation of a previous election to waive the Qualified Joint and Survivor Annuity; and

                      (E) The relative value of the optional forms of benefit under the Plan.

                  (2) The annuity starting date for a distribution in a form other than a qualified joint and survivor annuity may be less than 30 days after receipt of the written explanation described in Section 5.1(d)(1), provided:

                      (A) the Participant has been provided with information that clearly indicates that the Participant has at least 30 days to consider whether to waive the qualified joint and survivor annuity form of benefit and elect (with spousal consent) to a form of distribution other than a qualified joint and survivor annuity form of benefit;

                      (B) the Participant is permitted to revoke any affirmative distribution election at least until the annuity starting date or, if later, at any time prior to the expiration of the 7-day period that begins the day after the explanation of the qualified joint and survivor annuity is provided to the Participant; and

                      (C) the annuity starting date is a date after the date that the written explanation was provided to the Participant.

                  (3) Qualified Preretirement Survivor Annuity. In the case of a Qualified Preretirement Survivor Annuity, the Plan Administrator or its representative shall provide each Participant with a written explanation of the Qualified Preretirement Survivor Annuity in such terms and in such manner as would be comparable to the explanation provided for meeting the requirements of Section 5.1(d)(1), above, with respect to a Qualified Joint and Survivor Annuity. Such explanation shall be provided as follows:

                      (A) Generally, the Plan Administrator or its representative shall provide such notice to each Participant within the period beginning on the first day of the Plan Year in which the Participant attains age 32 and ending with the close of the Plan Year preceding the Plan Year in which the Participant attains age 35.

                      (B) If a Participant enters the Plan after the first day of the Plan Year in which the Participant attained age 32, the Plan Administrator or its representative shall provide notice no later than the close of the second Plan Year succeeding the Plan Year in which the Participant entered the Plan.

                      (C) If this Section 5.1(d) becomes applicable to a Participant's benefit not previously subject to the qualified joint and survivor annuity and qualified preretirement survivor annuity rules, the Plan Administrator or its representative shall provide notice no later than the close of the two-year period which begins one year prior to the date this Section 5.1(d) becomes applicable to the benefit and ends one year after the benefit becomes subject to this Section 5.1(d).

                      (D) If a Participant separates from service prior to age 35, the Plan Administrator or its representative shall provide notice no later than the close of the two-year period which begins one year prior to the separation and ends one year after the separation. If such Participant thereafter returns to employment with the Company, the Plan Administrator or its representative shall provide notice as required by Section 5.1(d)(3) through (C), above, with respect to such Participant.

              (e)  Transitional Rules.

                  (1) Any living Participant not receiving benefits on August 23, 1984, who would otherwise not receive the Benefits in a manner prescribed by paragraph (a) or (b), above, shall be given the opportunity to elect to have such sections apply if such Participant is credited with at least one Hour of Service under the Plan or a Prior Plan in a Plan Year beginning on or after January 1, 1976, and such Participant had been credited with at least 10 Years of Vesting Service when such Participant separated from service.

                  (2) Any living Participant not receiving Benefits on August 23, 1984, who was credited with at least one Hour of Service under the Plan or a Prior Plan on or after September 2, 1974, and who is not otherwise credited with any service in a Plan Year beginning on or after January 1, 1976, shall be given the opportunity to have such Participant's Benefits paid in accordance with (iv) below.

                  (3) The respective election, as described in (i) and (ii), above, shall be afforded to such Participants during the period commencing on August 23, 1984, and ending on the date Benefits would otherwise commence to such Participants.

                  (4) Any Participant who has elected pursuant to (ii), above, and any Participant who does not elect under (i), above, or who meets the requirements of (i), above, except that the Participant was not credited with at least 10 Years of Vesting Service when the Participant separated from service, shall have the Benefits distributed in accordance with all of the following requirements if Benefits would have been payable in the form of a life annuity:

                      (A) Qualified Joint and Survivor Annuity. If Benefits in the form of a life annuity become payable to a married Participant who:

        (i) Begins to receive payments under the Plan on or after Normal Retirement Age; or

        (ii) Dies on or after Normal Retirement Age while still working for the Company; or

        (iii) Begins to receive payments on or after the qualified early retirement age (as defined in Section 5.1(e)(4)(C); or

        (iv) Separates from service on or after attaining Normal Retirement Age (or the qualified early retirement age) and after satisfying the eligibility requirements for the payment of Benefits under the Plan and thereafter dies before beginning to receive such Benefits; then such Benefits will be distributed in the form of a Qualified Joint and Survivor Annuity, unless the Participant has elected otherwise during the election period. The election period shall begin at least six months before the Participant attains qualified early retirement age and end not more than 90 days before the commencement of the distribution of the Participant's Benefits. Any election hereunder shall be in writing and may be changed by the Participant at any time.

                      (B) Election of Early Survivor Annuity. A Participant who is employed after attaining the qualified early retirement age shall be given the opportunity to elect, during the election period, to have a survivor annuity payable on death. If the Participant elects the survivor annuity, payments under such annuity shall not be less than the payments which would have been made to the Spouse under the Qualified Joint and Survivor Annuity if the Participant had retired on the day before the Participant's death. Any election under this provision shall be in writing and may be changed by the Participant at any time within the election period. The election period begins on the later of: (1) the 90th day before the Participant attains the qualified early retirement age, or (2) the Entry Date on which the Participant entered the Plan, and ends on the date the Participant terminates employment.

                      (C) For purposes of paragraph (iv), the qualified early retirement age is the latest of:

        (i) The earliest date, under the Plan, on which the Participant may elect to receive retirement benefits,

        (ii) The first day of the 120th month beginning before the Participant reaches Normal Retirement Age, or

        (iii) The date on which the Participant enters the Plan.

              (f)  Retirement Benefit Cashout.

                  (1) Present Value of $3,500 or Less. In the event that the present value of a Participant's Qualified Joint and Survivor Annuity, a surviving Spouse's survivor annuity, the Qualified Preretirement Survivor Annuity or any other benefit does not exceed $3,500 (on the date that such benefit becomes payable or at the time of any prior distribution), the Benefits Committee shall cause such benefit to be distributed as a cash single sum within a reasonable period following the event which gives rise to payment, notwithstanding the Qualified Joint and Survivor Annuity or Qualified Preretirement Survivor Annuity provisions of Section 5.1 or
     Section 4.6, or the election by the Participant under Section 5.1(a). For purposes of this Section 5.1(f), if the present value of the Participant's vested Accrued Benefit is zero, the Participant shall be deemed to have received a distribution of such vested Accrued Benefit. Effective January 1, 2002, "$5,000 (on the date such benefit becomes payable)" shall be substituted for "$3,500 (on the date such benefit becomes payable or at the time of any prior distribution)" in this Section 5.1(f)(1); provided, if a Participant has begun to receive distributions pursuant to an optional form of benefit under which at least one scheduled periodic distribution is still payable, and if the present value of the Participant's nonforfeitable accrued benefit exceeded $5,000 at the time of the first distribution under that optional form of benefit, then the present value of the Participant's nonforfeitable accrued benefit may not be distributed without consent.

                  (2) Present Value in Excess of $3,500. In the event that the Qualified Joint and Survivor Annuity, a surviving Spouse's survivor annuity, the Qualified Preretirement Survivor Annuity or any other benefit exceeds $3,500 (on the date that such benefit becomes payable or at the time of any prior distribution), such benefit may begin to be distributed as a single sum only with the written consent of the Participant and the Participant's Spouse, or if the Participant has died, the Participant's surviving Spouse, pursuant to a Qualified Election during the election period in which the notice requirements of Section 5.1(d), as applicable, have been met. The Plan Administrator or its representative shall notify the Participant and the Participant's Spouse in the manner set forth in
     Section 5.1(d) of the right to defer any distribution until the Participant attains or would have attained the later of Normal Retirement Age or age
     62. Notwithstanding the preceding, only the written consent of the Participant is necessary if the benefit is distributed in the form of a Qualified Joint and Survivor Annuity after the Participant attains the later of Normal Retirement Age or age 62. Provided, neither the consent of the Participant nor the Participant's Spouse shall be required for distributions necessary to satisfy section 401(a)(9) of the Code. Effective January 1, 2002, "$5,000 (on the date such benefit becomes payable)" shall be substituted for "$3,500 (on the date that such benefit becomes payable or at the time of any prior distribution)" in this Section 5.1(f)(2).

        (3)   Determining   Present  Value.   In  determining  the  value  of  a
Participant's or Spouse's annuity, the Benefits Committee shall determine the benefit on an Actuarial Equivalent basis.

        (g) Commencement of Benefits on Account of Death. Upon the death of a Participant, the following distribution provisions shall take effect:

                  (1) If a Participant dies after distribution of the Participant's Benefit has commenced, the remaining portion of such Benefit shall continue to be distributed at least as rapidly as under the method of distribution in effect immediately prior to the Participant's death.

                  (2) If a Participant dies before distribution of the Participant's Benefit has commenced, the Participant's entire Benefit shall be distributed no later than December 31 of the calendar year containing the fifth anniversary of the Participant's death, except to the extent that an election is made to receive distributions in accordance with Sections 5.1(g)(2)(A) or 5.1(g)(2)(B):

                      (A) Distributions may be made in substantially equal installments over the life or life expectancy of the Beneficiary commencing no later than December 31 of the calendar year immediately following the calendar year in which the Participant died.

                      (B) If the Beneficiary is the Participant's surviving Spouse, the date distributions are required to commence in accordance with
     Section 5.1(g)(2)(A) shall not be earlier than the later of December 31 of the calendar year immediately following the calendar year in which the Participant died, or December 31 of the calendar year in which the Participant would have attained age 70-1/2.

                      (C) If the Participant had not elected the method of distribution prior to the Participant's death, the Beneficiary must elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would have commenced under Section 5.1(g)(2) or (2) December 31 of the calendar year which contains the fifth anniversary of the date of the Participant's death. If the Participant has no Beneficiary, or if the Beneficiary does not elect a method of distribution, distribution of the Participant's entire interest in the Plan must be completed by the December 31 of the calendar year containing the fifth anniversary of the Participant's death.

                  (3) For purposes of Section 5.1(g)(2), payments will be calculated by use of the return multiples specified in Table V of the regulations under section 72 of the Code. The life expectancy of a surviving Spouse may be recalculated annually, however, in the case of any other Beneficiary, such life expectancy will be calculated at the time payment first commences and payments for any 12-consecutive month period will be based on such life expectancy minus the number of whole years passed since the distribution first commenced.

                  (4) If the surviving Spouse dies after the Participant, but before payments to such Spouse begin, the provisions of Section 5.1(g)(2) shall apply as if the surviving Spouse were the Participant, except for the provisions of Section 5.1(g)(2)(B).

                  (5) For purposes of this Section 5.1(g), any amount paid to a child or adopted child of the Participant shall be treated as if it had been paid to the surviving Spouse if the amount becomes payable to the surviving Spouse when such child, or adopted child, reaches the age of majority.

                  (6) For purposes of this Section 5.1(g), distribution of a Participant's Benefit is considered to commence on the Participant's Required Beginning Date, or if Section 5.1(g)(4) applies, the date distribution is required to commence to the surviving Spouse pursuant to
     Section 5.1(g)(2)(B).

              (h)  Annuity Requirements.

                  (1) Annuity distributions under the Plan shall be paid in monthly payments for the life (or lives) of the Participant (or Beneficiary), or over a period certain not longer than the life expectancy (or joint life and last survivor expectancy) or over the period described in (f), above, whichever is applicable. The life expectancy (or joint life and last survivor expectancy) for purposes of determining the length of the period certain shall be determined in accordance with Treasury regulations, without recalculation of life expectancy. Once payments have commenced over a period certain, the period shall not be lengthened even if the period certain is shorter than the maximum permitted. Payments shall be non-increasing unless a Participant's benefit increases.

                  (2) If a Participant elects distribution of the Participant's Participant Account and Rollover Account in the form of an annuity for the joint lives of the Participant and a non-Spouse Beneficiary, annuity payments made on or after the Participant's Required Beginning Date to the designated Beneficiary after the Participant's death must not at any time exceed the applicable percentage of the annuity payment for such period that would have been payable to the Participant pursuant to regulations under section 401(a)(9) of the Code.

        5.2  CONFLICTING  PROVISIONS.   The  provisions  of  Section  5.1  shall
supersede any conflicting provision of the Plan, including, without limitation, the provisions of Section 5.4 or Article 4.

     5.3  ROLLOVER NOTICE AND ROLLOVER ELECTION.

              (a) Distributee to Be Provided With Explanation of Rollovers. Within a reasonable period of time before making any distribution from the Plan which is an Eligible Rollover Distribution, the Distributee shall be provided a written explanation of the provisions under which such distribution will not be subject to federal income tax if transferred to an Eligible Retirement Plan within 60 days from the date on which the Distributee received the distribution.

              (b) Election to Make Direct Rollover. Notwithstanding any provision of the Plan to the contrary that would otherwise limit a Distributee's election under this Section 5.3(b), a Distributee may elect, at the time and in the manner prescribed by the Benefits Committee, to have any portion of an Eligible Rollover Distribution paid directly to an Eligible Retirement Plan specified by the Distributee in a Direct Rollover.

     5.4  PAYMENT OF BENEFITS.

              (a) Date Benefit Payment Commence. Unless otherwise elected by the Participant in writing, payment of benefits to a Participant shall begin not later than the 60th day after the close of the Plan Year in which the latest of the following occurs:

        (1) The Participant's Normal Retirement Age or age 65, if earlier.

        (2) Ten years after the Participant commenced participation in the Plan.

        (3) The Participant terminates employment with the Company.

Notwithstanding the above provisions of this Section 5.4, the failure of a Participant to consent to commencement of benefits while benefits are immediately distributable shall be deemed to be an election to defer commencement of payment of any benefits sufficient to satisfy the above. Provided, however, notwithstanding Section 5.4(a)(1), (2) and (3) above, benefits shall commence not later than the Participant's Required Beginning Date. Provided further, Participants who are non-5% Owners and attain age 70-1/2 prior to January 1, 1999 while still employed with the Company, may elect to commence their required minimum distributions pursuant to section 401(a)(9) of the Code regardless of whether such date constitutes the Participant's Required Beginning Date.

              (b) Payment to Alternate Payees. Anything contained the provisions of this Article 5 to the contrary notwithstanding, benefits payable to an alternate payee pursuant to a Qualified Domestic Relations Order may be paid prior to the Participant's death, Termination of Employment or retirement.

        5.5 CLAIM NOT FILED. Nothing in the Plan shall be construed to prevent the payment of a benefit simply because a claim is not filed by the Participant.

     5.6  DUPLICATION OF BENEFITS.

              (a) General Rule. Duplication of benefits resulting from a Participant's re-entry into the Plan shall be prohibited. If a Participant who receives a benefit pursuant to Section 4.5 is subsequently re-employed and again becomes a Participant, the Participant's Normal Retirement Benefit or Accrued Benefit shall be reduced by the Actuarial Equivalent of the present value of the benefit received as of the date of distribution, unless the amount of such benefit is repaid to the Trust Fund, plus interest at the rate of 5% per annum between the date of payment and the date of repayment of the benefit, prior to the last day of the 60-consecutive month period which commenced on the date the Participant was re-employed. Such 5% interest rate shall automatically be adjusted to reflect any regulation issued by the Secretary of Treasury changing such interest rate for mandatory employee contributions.

              (b) On and After January 1, 1998. Effective January 1, 1998, if a Participant who is receiving retirement benefits from another plan of the Company is subsequently re-employed as an Employee covered under this Plan, the Participant's retirement benefit may cease and, if so, any remaining benefit to which such Participant is entitled shall be converted to an initial Account Balance under this Plan based on the present value of the Participant's retirement benefit from such other plan, as determined on an Actuarially Equivalent basis. If such retirement benefits cease, such Participant shall receive benefit credits and interest credits as described in Section 2.2 and, upon the Participant's subsequent retirement, the increase in the Participant's Account Balance shall be offset by the value of the retirement benefits the Participant received from the other plan, but in no event shall the Participant's Account Balance at retirement be less than the Participant's initial Account Balance.

     5.7  SUSPENSION OF BENEFITS.

              (a) General Rule. If the Company re-employs a Participant for more than 83 Hours of Service per month, in each month in which such Participant is receiving benefits under the Plan on or after Normal Retirement Age, or while the Participant is receiving early retirement benefits under the Plan, the Benefits Committee shall instruct the Trustee to suspend payments to the re-employed Participant until the Participant again terminates employment. When the Participant terminates reemployment, the Benefits Committee shall not increase the Participant's Accrued Benefit by the value of the Participant's suspended monthly payments.

              (b) Amount of Suspended Monthly Payments. If the Participant was receiving benefits in the form of a single life annuity, or a Qualified Joint and Survivor Annuity, the suspended monthly payment is the portion of the monthly payment derived from Company contributions which the Participant would have received if payments had continued. If the Participant was receiving payments in another form, the suspended monthly payment is the lesser of the following:

                  (1) the portion of the monthly payments derived from Company contributions which the Participant would have received if the benefits had been paid as a single life annuity; or

                  (2) the actual Company-derived amount the Participant would have received for such month under the payment schedule.

              (c) Months Suspended Monthly Payments Calculated. The Benefits Committee or its representative shall calculate a suspended monthly payment for each month in which the Participant was re-employed for more than 83 Hours of Service per month. The Benefits Committee shall consider a Participant who has not terminated employment before Normal Retirement Age as a re-employed Participant for each month following the Participant's Normal Retirement Age in which the Participant has more than 83 Hours of Service; and, shall calculate suspended monthly payments as if the Participant was receiving a straight life annuity or, if the Participant is married, a Qualified Joint and Survivor Annuity since Normal Retirement Age.

              (d) Top-Heavy Exception. The Benefits Committee shall not reduce the Participant's Accrued Benefit under this Section 5.7(d) to the extent the Accrued Benefit represents the Participant's minimum benefit in the Plan Year that is determined to be top heavy.

              (e) Notification of Participant. The Benefits Committee or its representative shall notify the Participant by first class mail of any suspended benefits during the first calendar month for which the Benefits Committee would calculate a suspended monthly payment. The notice shall include an explanation of why the Plan is suspending the Participant's benefit, a description and a copy of the provisions of this Section 5.7(e), a statement that the Participant may find the applicable Department of Labor regulations at 29 CFR 2530.203-3, and a description of the appeal procedure under Article 17.

              (f) Resumption of Payments. When the re-employed Participant again has 83 Hours of Service or less monthly, the Benefits Committee shall direct the Trustee to resume payments to the Participant no later than the first day of the third month following the month in which the Participant had 83 Hours of Service or less. The first payment shall include the payments that the Trustee should have paid since the Participant had less than 83 Hours of Service per month. If the Benefits Committee treats a Participant who continues in employment after Normal Retirement Age as a re-employed Participant, when the Participant's monthly Hours of Service level drops to 83 or less, the Benefits Committee shall calculate the Participant's normal retirement benefit without regard to the suspended amounts and shall direct the Trustee to commence distribution in accordance with Article 5.

                                    ARTICLE 6

                           DESIGNATION OF BENEFICIARY

        6.1 MANNER OF DESIGNATION OF BENEFICIARY. Each Employee becoming a Participant hereunder may designate in writing, in such form and manner as shall be prescribed by the Benefits Committee, one or more Beneficiaries and contingent Beneficiaries of the benefit which may be payable by reason of such Participant's death. Subject to such rules and regulations as the Benefits Committee may promulgate, a Participant may from time to time change such designation of Beneficiary, provided, no change shall be effective until receipt of the new designation by the Benefits Committee or its representative. The last effective designation of Beneficiary shall supersede all prior designations. A designation of Beneficiary shall be effective only if the designated Beneficiary survives the Participant and any prior designated Beneficiary. Except with respect to a preretirement death benefit under Section 4.6 which is not payable as a Qualified Preretirement Survivor Annuity, nothing herein shall authorize or permit a Participant to designate as Beneficiary of a benefit any Beneficiary which is not the Participant's Spouse, unless the spouse has consented in the manner provided in Section 2.50 to a specific Beneficiary.

        6.2 DISTRIBUTION IF NO BENEFICIARY DESIGNATED. If a benefit becomes payable upon the death of a Participant and no Beneficiary has been properly designated, or if the Beneficiary designated shall have predeceased the Participant, the Participant shall be deemed to have designated the following Beneficiaries (if living at the time of the death of the Participant or designated Beneficiary) in the following order of priority: (a) the spouse of the Participant, (b) the children, including adopted children, of the Participant, in equal shares, (b) the natural parents of the Participant, in equal shares and (c) the estate of the Participant.

                                    ARTICLE 7

                          FUNDING OF BENEFITS; EXPENSES


        7.1 FORFEITURES. Forfeitures arising under the Plan because of a Termination of Employment before a Participant becomes eligible for a benefit, or for any other reason, shall be applied to reduce the Company's cost of the Plan, not to increase the benefits otherwise payable to Participants.

        7.2 COMPANY CONTRIBUTIONS. The Company will make contributions based upon annual valuations made by the Actuary. No contributions shall be made by any Participant.

     7.3  RETURN OF CONTRIBUTIONS.

              (a) Contributions Made By Mistake of Fact. In the event a contribution by the Company, or a portion thereof, is made by reason of a mistake of fact, the Company may direct the Trustee to return that contribution, or the portion thereof, provided, the amount must be returned within one year after the payment of the Contribution to the Trustee.

              (b) Contributions Conditioned Upon Qualification of Plan. All contributions by the Company shall be deemed made conditioned upon initial qualification of the Plan under section 401 of the Code. If the Commissioner of Internal Revenue determines that the Plan does not so qualify, the Company shall direct the Trustee to return to the Company any Company contributions, and to the Participants any Participant Contributions or Rollover Contributions made for such Plan Year, provided, the amount must be returned within one year after the denial of qualification of the Plan, but only if the application for qualification is made by the time prescribed by law for filing the Company's federal income tax return for the taxable year in which the Plan is adopted, or such later date as the Secretary of Treasury may prescribe.

              (c) Contributions Conditioned Upon Deductibility. All contributions by the Company shall be deemed made conditioned upon the deductibility of the Contribution under section 404 of the Code. To the extent such deduction is disallowed, the Company may direct the Trustee to return the disallowed portion (or all, if the entire contribution is disallowed), provided, the disallowed amount must be returned within one year after the disallowance of the deduction.

              (d) No Return of Earnings. Except as otherwise provided with respect to the return of contributions by the Company conditioned upon the initial qualification of the Plan, (i) no earnings on a contribution made by the Company shall be returned to the Company and losses on the contribution shall reduce the amount to be returned, and (ii) no return of a contribution made by the Company allocated to a Participant Account or Rollover Account shall be made to the extent that the Accounts would be reduced to less than the balance in the Accounts had the contributions to be returned not been made.

        7.4 PAYMENT OF EXPENSES OF PLAN. All necessary expenses that may arise in connection with the administration of the Plan, including, but not limited to, the fees of the Trustee and expenses of the Benefits Committee as provided in Section 10.8, shall be paid by the Company. To the extent these expenses are not paid by the Company, they shall be paid by the Trustee from the Trust Fund. Provided, that where the Trustee is a person who receives full-time pay from the Company, such person shall not receive any compensation from the Trust Fund, except for reimbursement of expenses properly and actually incurred.

                                    ARTICLE 8

                              TOP-HEAVY PROVISIONS


        8.1 PURPOSE. This Article 7.4 shall be interpreted and administered in a manner consistent with the provisions of section 416 of the Code and shall be applicable only if the Plan (and any plan required to be included in any aggregation group with this Plan) becomes a "top-heavy plan," as defined in
Section 8.3.

        8.2 KEY EMPLOYEE. For Plan Years beginning on or after January 1, 2002, the term "key employee" means any Employee or former Employee (including any deceased Employee) who at any time during the Plan Year that includes the determination date was an officer of the Company having annual compensation greater than $130,000 (as adjusted under section 416(i)(1) of the Code), a 5% Owner of the Company, or a 1% Owner of the Company having annual compensation of more than $150,000. For this purpose, annual compensation means compensation within the meaning of section 415(c)(3) of the Code. The determination of who is a key employee will be made in accordance with section 416(i)(1) of the Code and the applicable regulations and other guidance of general applicability issued thereunder. For Plan Years beginning before January 1, 2002, the term "key employee" shall mean any Participant, Employee, former Employee, or Beneficiary who constitutes a key employee within the meaning of section 416(i)(1) of the Code.

        8.3 DETERMINATION DATE. The term "determination date" shall mean, for a Plan Year, the Anniversary Date of the immediately preceding Plan Year. Provided, for the first Plan Year of the Plan, the determination date shall be the last day of such Plan Year.

     8.4  DETERMINATION OF TOP-HEAVY STATUS.

              (a) Top-Heavy Ratio. For each Plan Year, the Benefits Committee shall determine if the Plan is top-heavy. The Plan shall be considered top-heavy only if as of the Determination Date, (i) in the event that the aggregation of other plans of the Company is either permitted or required, the aggregate of the account balances and accrued benefits of Key Employees under all plans exceed 60% of the aggregate account balances and accrued benefits of all Participants in such plans, or (ii) in the event aggregation of other plans of the Company is neither permitted nor required, the Accrued Benefit of Key Employees under the Plan exceed 60% of the Accrued Benefits of all Participants in the Plan. For the purposes of the determination of top-heavy status, the account balances and accrued benefits of former Key Employees shall not be considered. The account balances and accrued benefits of a Participant who has not performed services for the employer maintaining the Plan during the five-year period ending on the determination date (effective on and after January 1, 2002, the one-year period ending on the determination date) shall be disregarded. The calculation of the account balances and accrued benefits for purposes of determination of top-heavy status shall be made in compliance with Section 416 of the Code.

              (b) Group Considered in Determining Top-Heavy Status. The determination under Section 8.4(a), above, shall be made for the required aggregation group, or, if applicable, the permissive aggregation group. If the aggregation group is determined to be top-heavy under Section 8.4(a), above, the Plan and any other plan required to be aggregated with the Plan shall be considered top-heavy plans. If the permissive aggregation group is top-heavy, then only the Plan and the other plans required to be aggregated with the Plan shall be considered top-heavy.

              (c) Consideration of Other Plans. For purposes of this Section 8.3, the required aggregation group includes each qualified plan of the Company in which at least one Key Employee is a participant, any other qualified plan of the Company which enables such a plan to meet the requirements of sections 401(a)(4) or 410 of the Code, and any Plan which has been terminated within the five-year period ending on the determination date of any Plan Year. The permissive aggregation group shall consist of the required aggregation group of plans plus any other plan or plans of the Company which, when considered as a group with the required aggregation group, will continue to satisfy the requirements of sections 401(a)(4) and 410 of the Code.

              (d) Determination of Accruals. Solely for the purpose of determining if the Plan, or any other plan included in a required aggregation group of which this Plan is a part, is top-heavy (within the meaning of section 416(g) of the Code) the Accrued Benefit of an Employee other than a Key Employee shall be determined under (i) the method, if any, that uniformly applies for accrual purposes under all plans maintained by the Related Companies, or (ii) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional accrual rate of section 411(b)(1)(C) of the Code.

              (e) Distributions During Year Ending on the Determination Date. The present values of Accrued Benefits and the amounts of account balances of an Employee as of the determination date shall be increased by the distributions made with respect to the Employee under the Plan and any plan aggregated with the Plan under section 416(g)(2) of the Code during the five-year period (effective January 1, 2002, one-year period) ending on the determination date. The preceding sentence shall also apply to distributions under a terminated plan which, had it not been terminated, would have been aggregated with the Plan under section 416(g)(2)(A)(i) of the Code. Effective January 1, 2002, in the case of a distribution made for a reason other than the separation from service, death or Disability, this provision shall be applied by substituting "five-year period" for "one-year period."

        8.5 TOP-HEAVY COMPENSATION. For any Plan Year, the compensation (as defined in Section 9.1(a)(1)) of each Employee taken into account under the Plan shall not exceed $150,000 (effective January 1, 2002, $200,000), or such larger amount as may be determined by the Commissioner of the Internal Revenue Service in a manner and amount consistent with increases effected under section 401(a)(17)(B) of the Code. Effective for plan limitation years beginning on or after January 1, 1998, the term "Compensation" shall also include any elective deferral (as defined in section 402(g)(3) of the Code) and any amount which is contributed or deferred by the Company at the election of the Employee by reason of sections 125 of the Code and, effective January 1, 2001, by reason of section 132(f)(4) of the Code.

     8.6  TOP-HEAVY VESTING.

              (a) Vesting Schedule. For any Plan Year for which the Plan is determined to be top-heavy, notwithstanding Section 4.5 to the contrary, each Participant shall be vested in the Participant's Accrued Benefit as determined by the following schedule:

                                                       Vested Percentage
                  Years of Vesting Service             of Accrued Benefit

                           Less than 2                       0%
                           2, but less than 3               20%
                           3, but less than 4               40%
                           4, but less than 5               60%
                           5, but less than 6               80%
                           6 or more                       100%

              (b) Change in Top-Heavy Status. In the event the Plan becomes top-heavy and then reverts to non-top-heavy status, the schedule provided in
Section 4.5 shall again be in effect provided that the vesting percentage of Participants who have been credited with three or more Years of Vesting Service shall not be less than the greater of the vesting percentage determined under
Section 4.5, without regard to Article 7.4, or the vesting percentage determined under this Section 8.6. Additionally, regardless of Years of Vesting Service, a Participant who has been credited with vesting under this Section 8.6. shall continue to be vested in the Accrued Benefit at such percentage until such time as the schedule provided in Section 4.5 shall increase the Participant's vested interest in this Accrued Benefit.

        8.7 TOP-HEAVY MINIMUM BENEFIT. For each Plan Year for which the Plan is determined to be top-heavy, the minimum Accrued Benefit of each non-key Employee who is a Participant who is credited with a Year of Service for such top-heavy Plan Year shall not be less than 2% of such Participant's average compensation times Years of Service, such Years of Service not to exceed 10. For the purposes of this Section 8.6(b), such Participant's average compensation shall mean the average of the Participant's compensation (as defined in Section 9.1(a)(1)) for the five consecutive Plan Years which produces the highest average. Average compensation for purposes of computing the minimum Accrued Benefit shall exclude compensation for Plan Years prior to January 1, 1984 and Plan Years subsequent to the last Plan Year in which the Plan is top-heavy. Years of Service for the purposes of computing the minimum Accrued Benefit shall exclude years when the Plan was not top-heavy and Plan Years prior to January 1, 1984. If the Plan is a member of the aggregation group determined to be top-heavy under Section 8.4, above, the minimum Accrued Benefit for each top-heavy Year of Service shall be satisfied by the minimum benefit under the Plan, unless another plan in the aggregation group provided minimum top-heavy benefits.

        8.8 TOP-HEAVY BENEFIT ADJUSTMENT. Effective before January 1, 2000, in the event the Plan becomes top-heavy under Section 8.3 for a Plan Year, the multiplier of 1.25 in Section 9.1 shall be reduced to 1.0, unless the Plan would not be top-heavy as defined in Section 8.4 if "90%" were substituted for "60%" in 8.4 and the minimum Accrued Benefit in Section 8.6(b), above, were modified such that "3%" were substituted for "2%."

                                    ARTICLE 9

                             LIMITATIONS ON BENEFITS


     9.1  MAXIMUM ANNUAL BENEFIT.

              (a) Annual Benefit Limitation. The annual benefit payable to a Participant in any Plan Year, plus the Participant's annual benefit provided by all other qualified defined benefit plans maintained by the Company, shall not exceed the lesser of:

                  (1) The Actuarial Equivalent of a straight life annuity of $90,000 (as such amount may be adjusted upward pursuant to section 415(d) of the Code) or, effective on and after January 1, 2002 for all Employees participating in the Plan who have one Hour of Service on or after the first day of the first Plan Year ending after December 31, 2001, the Actuarial Equivalent of a straight life annuity of $160,000 (as such amount may be adjusted upward pursuant to section 415(d) of the Code); or

                  (2) One hundred percent of the Participant's average compensation for the three consecutive Plan Years that produces the highest average. A Participant's compensation for the purposes of this Article 9 shall include the earned income, wages, salaries, and fees for professional services and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Company maintaining the Plan to the extent that the amounts are includable in gross income (including, but not limited to commissions paid salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, and reimbursements or other expense allowances under a nonaccountable plan (as defined in Regulation 1.62-2(c))), and excluding the following:

                      (A) Company contributions to a plan of deferred compensation which are not includable in the employee's or employer contributions under a simplified employee pension plan to the extent such contributions are deductible by the employee, or any distributions from a plan of deferred compensation;

                      (B) Amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by the employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

        (C) Amounts realized from the sale, exchange or disposition of stock acquired under a qualified stock option; and

                      (D) Other amounts which received special tax benefits, or contributions made by the Company (whether or not under a salary reduction agreement) towards the purchase of an annuity contract described in section 403(b) of the Code (whether or not the contributions are actually excludable from the gross income of the employee).

Effective for Plan Years beginning on or after January 1, 1998, the term "compensation" under this Section 9.1 shall also include any elective deferral (as defined in section 402(g) of the Code) and any amount which is contributed or deferred by the Company at the election of the Employee by reason of section 125 or 457 of the Code, and effective January 1, 2001, by reason of section 132(f)(4) of the Code.

              (b) Less Than 10 Years of Participation. The limit upon the annual benefit for a Participant with less than 10 years of participation shall be the limit described in (a), above, multiplied by a fraction, the numerator of which is the Participant's years of participation and the denominator of which is 10. If the Participant has less than 10 Years of Service, the compensation limitation is reduced by 1/10th for each Year of Service (or part thereof) less than 10. Effective before January 1, 2000, the adjustments of this Section 9.1(b) shall be applied in the denominator of the defined benefit fraction based upon Years of Service. Years of Service shall include future years occurring before the Participant's Normal Retirement Age. Such future years shall include the year which contains the date the Participant reaches Normal Retirement Age, only if it can be reasonably anticipated that the Participant will receive a Year of Service for such year.

        (c) Adjustments. The limitation upon the annual benefit of a Participant shall be adjusted as follows:

                  (1) Before Social Security Retirement Age But After Age 62. If the annual benefit of the Participant commences before the Participant's Social Security Retirement Age, but on or after the Participant attains age 62, the defined benefit dollar limitation as reduced above, if necessary, shall be determined as follows:

                      (A) If a Participant's Social Security Retirement Age is 65, the dollar limitation for benefits commencing on or after age 62 is determined by reducing the defined benefit dollar limitation by 5/9 of 1% for each month by which benefits commence before the month in which the Participant attains age 65.

                      (B) If a Participant's Social Security Retirement Age is greater than 65, the dollar limitation for benefits commencing on or after age 62 is determined by reducing the defined benefit dollar limitation by 5/9 of 1% for each of the first 36 months and 5/12 of 1% for each of the additional months (up to 24 months) by which benefits commence before the month of the Participant's Social Security Retirement Age.

                  (2) Before Age 62. If the annual benefit of a Participant commences prior to the Participant's attainment of age 62, the defined benefit dollar limitation shall be the actuarial equivalent of an annual benefit beginning at age 62, as determined above, reduced for each month by which benefits commence before the month in which the Participant attains age 62. The annual benefit commencing prior to age 62 shall be determined using the lesser of the equivalent annual benefit computed using either (A) the rate specified in Section 2.4, or (B) 5%. Any decrease in the defined benefit dollar limitation determined in accordance with this Section 9.1(c)(2) shall not reflect the mortality decrement to the extent that benefits will not be forfeited upon the death of the Participant.

                  (3) After Social Security Retirement Age. If the annual benefit of a Participant commences after the Participant's Social Security Retirement Age, the defined benefit dollar limitation as reduced in (b), above, if necessary, shall be adjusted so that it is the actuarial equivalent of an annual benefit of such dollar limitation beginning at the Participant's Social Security Retirement Age. The annual benefit commencing after the Participant's Social Security Retirement Age shall be determined using the lesser of the equivalent annual benefit computed using either (A) the rate specified in Section 2.4, or (B) 5%.

              (d) Minimum Benefits. Notwithstanding Section 9.1(a), (b) and (c), above, if a Participant has never participated in a qualified defined contribution plan maintained by the Company, the limitations of this Section 9.1 will be deemed satisfied if the annual benefit of a Participant does not exceed $1,000 multiplied by the Participant's Years of Service (not to exceed 10).

              (e) Actuarial Equivalent. If a benefit is distributed in a form other than a straight life annuity, the maximum annual benefit determined under
Section 9.1(c) will be adjusted to an Actuarial Equivalent of the Normal Form.

     9.2  PARTICIPATION IN OTHER QUALIFIED PLANS.

              (a) Further Reduction. Anything in Section 9 to the contrary notwithstanding, the otherwise permissible annual benefits for any Participant under the Plan may be further reduced to the extent necessary, as determined by the Benefits Committee, to conform to section 415 of the Code, which imposes additional limitations on the benefits payable to Participants who also may be participating in other tax-qualified pension, profit sharing, savings or stock bonus plans of the Company or a welfare benefit fund, as defined in section 419(e) of the Code, maintained by the Company or an individual medical account, as defined in section 415(l)(2) of the Code, which is an annual addition.

              (b) Combined Fractions. If a Participant participates or has ever participated at any time in a defined benefit plan and a defined contribution plan maintained by the Company or a welfare benefit fund, as defined in section 419(e) of the Code, maintained by the Company or an individual medical account, as defined in section 415(l)(2) of the Code, which is an annual addition, the sum of the Participant's defined benefit plan fraction and defined contribution plan fraction for any Plan Year may not exceed 1.0. For purposes of this limitation, all defined benefit plans of the Company, whether or not terminated, are to be treated as one defined benefit plan and all defined contribution plans of the Company, whether or not terminated, are to be treated as one defined contribution plan.

              (c)  Defined Benefit Plan Fraction.

                  (1) General Rule. The defined benefit plan fraction is a fraction, the numerator of which is the sum of the Participant's projected annual benefit under all defined benefit plans (whether or not terminated) maintained by the Company, and the denominator of which is the lesser of
     (i) 1.25 multiplied by the dollar limitation under Section 9.1(a) for such Plan Year, or (ii) 1.4 multiplied by the Participant's projected average compensation for the three consecutive Plan Years of the Participant's projected service that produces the highest average. The projections computed under Article 9 shall be based on the assumption that a Participant continues in the employ of the Company until the Participant's Normal Retirement Age (or current age, if later) and that the Participant's compensation and social security benefit for the Plan Year remain constant until the Participant's Normal Retirement Age (or current age, if later).

                  (2) Special Rule. Notwithstanding the above, if the Participant was a Participant as of the first day of the first limitation year beginning after December 31, 1986, in one or more defined benefit plans maintained by the Company which were in existence on May 6, 1986, the denomination of the defined benefit fraction will not be less than 1.25 multiplied by the sum of the annual benefits under such plans which the Participant had accrued as of the close of the last limitation year beginning before January 1, 1987, disregarding any changes in the terms and conditions of the plans after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of section 415 of the Code for all limitation years beginning before January 1, 1987.

              (d)  Defined Contribution Plan Fraction.

                  (1) General Rule. The defined contribution plan fraction is a fraction, the numerator of which is the sum of the annual additions to the Participant's accounts under all defined contribution plans maintained by the Company (whether or not terminated) for the current and all prior Plan Years, and the denominator of which is the sum of the lesser of the following amounts determined for such Plan Year and for all prior Plan Years during which the Participant was employed by the Company: (i) 1.25 multiplied by the dollar limitation under section 415(c)(l)(A) of the Code, as such amount may be adjusted upward under section 415(d) of the Code for such Plan Year, or (ii) 1.4 multiplied by the amount which may be taken into account under section 415(c)(l)(B) of the Code for such Plan Year.

                  (2) Special Rule. Notwithstanding the above, if the Participant was a participant as of the first day of the first limitation year beginning after December 31, 1986, in one or more defined contribution plans maintained by the Company which were in existence on May 6, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the defined benefit fraction would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (A) the excess of the sum of the fractions over 1.0 times (B) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last limitation year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the plans made after May 5, 1986, but using the section 415 limitation applicable to the first limitation year beginning on or after January 1, 1987. The annual addition for any limitation year beginning before January 1, 1987, shall not be recomputed to treat all employee contributions as annual additions.

              (e) Reduction of Allocations. In the event that a Participant's benefits exceed the limitation contained in this Article 9, the rate of accrual will be reduced so that the annual benefit will equal the maximum permissible amount.

              (f) Elimination of Certain Limitations. Effective for Plan limitation years beginning on or after January 1, 2000, the additional limitations imposed by section 415(e) of the Code, as described above, shall no longer apply to the Plan with respect to all Employees participating in the Plan that have one Hour of Service after January 1, 2000. In the case of a Plan Participant whose projected annual benefit under the Plan is subject to the limitations imposed by section 415(e) of the Code prior to its repeal and whose projected annual benefit under the Plan is adjusted to take into account the repeal of section 415(e) of the Code effective January 1, 2000, such adjustment shall be taken into account in accordance with the rules of Treas. Regs. ss. 1.401(a)(4)-2(c)(ii) for the Plan Year in which such adjustment is made.

     9.3  BENEFITS UPON EARLY TERMINATION OF PLAN.

              (a) Limitation on High 25. The annual benefits paid under the Plan to any one of the 25 highest paid Highly Compensated Employees and Highly Compensated former employees (as defined in section 414(q) of the Code), shall not exceed the sum of:

                  (1) those benefits that would be paid on behalf of such Participant under a single life annuity that is the Actuarial Equivalent of the Participant's Accrued Benefit and "other benefits" (as defined below) under the Plan; and

                  (2) those payments the Participant is entitled to receive under a social security supplement.

Provided, the preceding provisions of this Section 9.3(a) shall not apply if:

                      (A) after payment of all such benefits to a Participant described above in this Section 9.3(a), the value of Plan assets equals or exceeds 110% of the value of current liabilities (as defined in section 412(l)(7) of the Code) under the Plan;

                      (B) the value of all such benefits to a Participant described above in this Section 9.3(a) is less than one percent of the value of such current liabilities under the Plan prior to the payment of all such benefits to such Participant; or

                      (C) the value of all such benefits to a Participant described above in this Section 9.3(a) does not exceed $3,500. Effective January 1, 1998, "$5,000" shall be substituted for "$3,500" in this Section 9.3(a)(2)(C).

For purposes of this Section 9.3(a), "other benefits" shall include any loan in excess of the amounts set forth in section 72(p)(2)(A) of the Code, any periodic income, any withdrawal values payable to a living Participant and any death benefits not provided for by insurance on the Participant's life. "Other benefits" for this purpose shall not include social security supplements.

                                   ARTICLE 10

                        ORGANIZATION AND RESPONSIBILITIES
                              OF BENEFITS COMMITTEE


       10.1 APPOINTMENT AND TENURE OF BENEFITS COMMITTEE. The Board of Directors of the Sponsoring Company shall appoint three or more persons (or such other number as may be determined from time to time by the Board of Directors of the Sponsoring Company), some or all of whom may be ex officio, to be known as the Benefits Committee or Committee. The Sponsoring Company will notify the Trustee of the names of the members of the Benefits Committee and of any changes in membership that may take place from time to time. All members of the Benefits Committee shall serve until their resignation or removal by the Board of Directors of the Sponsoring Company; provided, that an ex officio member shall serve until the member's resignation or removal from the position from the appointment to the Benefits Committee is derived. A member of the Benefits Committee may resign at any time by delivering a written resignation to the Board of Directors of the Sponsoring Company and to the remaining members of the Benefits Committee. Vacancies shall be filled in the same manner as the original appointments. The Board of Directors of the Sponsoring Company may dismiss any member of the Benefits Committee, including an ex officio member, at any time, with or without cause. No compensation shall be paid members of the Benefits Committee from the Trust Fund for their services. If no Benefits Committee is appointed by the Board of Directors of the Sponsoring Company, the Sponsoring Company will serve as the Benefits Committee.

       10.2 ORGANIZATION AND DECISIONS OF BENEFITS COMMITTEE. Every decision and action of the Benefits Committee shall be valid if concurred in by a majority of the members then in office at a meeting or by a unanimous consent in writing (which may include electronic mail) without a meeting. The Benefits Committee shall select one of its members as chairperson, appoint a secretary (who need not be a member of the Benefits Committee) and any other officers deemed necessary and shall adopt rules governing its procedures not inconsistent herewith. The Benefits Committee shall keep a permanent record of its meetings and actions. The Benefits Committee may adopt such bylaws and regulations as it deems desirable for the conduct of its affairs. No member of the Benefits Committee who is also a Participant shall vote or act upon any matter relating solely to himself. The Benefits Committee may authorize one or more of its members to (a) approve benefit payments, loans, and hardship or other withdrawals, as applicable, (b) serve as the initial reviewer of claims for benefits under the Plan, (c) determine the qualified status of domestic relations orders relating to the Plan, (d) perform other routine acts, and (e) execute any document on behalf of the Benefits Committee. If such authorization is given, all persons who receive written notification of such authorization shall, until contrary written notice is given to such person, accept and rely upon any document so executed by such member(s) as representing the action of the Benefits Committee.

        10.3 DUTIES OF BENEFITS COMMITTEE. The Benefits Committee, in addition to the duties otherwise provided for in this Plan, may:

        (a) construe and interpret the Plan and related documents and resolve any ambiguities therein;

        (b) decide all questions affecting the eligibility of any Employee to participate herein;

        (c) decide all questions affecting the amount, manner and time of any Benefit payable hereunder to any Participant or Beneficiary;

        (d) ascertain the persons to whom any death or other Benefit shall be payable under the provisions hereof;
              (e) appoint and remove the Trustee and any investment managers of the Trust Fund, establish investment guidelines for the Trustee and any investment managers of the Trust Fund, and review the investment performance of the Trustee and investment managers at least once each year;

        (f) authorize and direct all disbursements, including administrative expenses, by the Trustee from the Trust Fund;

              (g) receive, review and keep on file (as it deems convenient and proper) reports of benefit payments, withdrawals and loans from the Plan and reports of disbursements of expenses from the Plan directed by the Benefits Committee;

              (h) receive, review and keep on file (as it deems convenient and proper) reports of the financial condition, and of the receipts and disbursements, of the Trust Fund;

        (i) receive and review any valuation of the Plan's Trust Fund made by the Actuary;

        (j) upon request, furnish the Board of Directors or a Company with reports on the administration and funding of the Plan;

              (k) recommend to the Board of Directors of the Sponsoring Company a funding policy and method for carrying out the objectives of the Plan which is consistent with the requirements of the Plan and applicable law, considering the short and long term financial needs of the Plan;

        (l) in absence of direct information to the contrary, rely upon information provided by a Participant or Beneficiary or information provided by a Company;

              (m) make final and binding determinations of fact in connection with any questions of fact which may arise under the operation of the Plan;

              (n) make such rules and regulations with reference to the operation of the Plan as it may deem necessary or advisable, provided, that such rules and regulations shall not be inconsistent with the express terms of the Plan or ERISA;

              (o) prescribe procedures and adopt forms to be used by Participants and Beneficiaries in filing applications for Benefits and in making elections under the Plan;

              (p) distribute summary plan descriptions, summaries of material modifications and other information to Participants and affected Beneficiaries about the Plan;

        (q) review the denial of claims under Article 17 and make decisions on such review;

              (r) establish written procedures to determine whether a judgment, decree or order is a Qualified Domestic Relations Order and administer distributions under such judgments, decrees or orders which it determines are Qualified Domestic Relations Orders pursuant to Section 20.9; and

              (s)  make amendments to the Plan as provided under Section 12.3.

       10.4 BENEFITS COMMITTEE DECISIONS FINAL AND BINDING. The decisions of the Benefits Committee on any matter within its authority shall be made in the sole discretion of the Benefits Committee and shall be final and binding on all parties, including without limitation, the Company, Participants and Beneficiaries.

       10.5 POWERS AND AUTHORITY OF BENEFITS COMMITTEE. Subject to the limitations of the Plan and related documents (including, without limitation, any trust agreement or insurance policy or contract) and the rights reserved by the Board of Directors of the Sponsoring Company, the Benefits Committee shall have the authority to control and manage the operation and administration of the Plan, with all the powers necessary to enable it to carry out its duties properly in this respect, including the limited power to amend the Plan in accordance with the provisions of Section 12.3.

       10.6 BENEFITS COMMITTEE DIRECTIONS TO TRUSTEE. The Benefits Committee shall direct the Trustee in writing to make distributions from the Trust Fund to Participants, Beneficiaries and alternate payees under Qualified Domestic Relations Orders who qualify therefor hereunder. Such written direction to the Trustee shall specify the name, Social Security number and address of the Participant or Beneficiary, and the amount and frequency of such payments. The Trustee may request instructions in writing from the Benefits Committee on other matters and may rely and act thereon.

       10.7 EMPLOYMENT OF COUNSEL, ETC. The Benefits Committee may employ such counsel, accountants, actuaries and other agents as it shall deem necessary or advisable to advise or assist it in the performance of its duties hereunder, and the Benefits Committee may rely upon their respective written opinions or certifications. Such employment, and the actions taken by any such agents, shall be subject to review and control by the Benefits Committee. Any actions taken by any such agents shall, when within the scope of their employment, be deemed to be the actions of the Benefits Committee for all purposes of the Plan.

       10.8 PAYMENT OF EXPENSES OF BENEFITS COMMITTEE. The reasonable costs and expenses incurred by the Benefits Committee in the performance of its duties hereunder, excluding compensation for services, but including, without limitation, reasonable fees for legal, accounting and other services rendered, shall be paid by the Trustee from the Trust Fund to the extent not paid by the Company.

       10.9 BENEFITS COMMITTEE AND TRUSTEE TO BE FURNISHED INFORMATION CONCERNING EMPLOYEES. The Company shall, from time to time, make available to the Benefits Committee such information with respect to its Employees, their dates of employment, their Compensation and other matters as may be necessary or desirable in connection with the performance by the Benefits Committee of its duties with respect to the Plan. The Benefits Committee shall, in turn, furnish to the Trustee such information and such rulings and decisions as the Trustee may require or may request in connection with the Trustee's performance of its duties as Trustee. If the Benefits Committee, within 21 days after being requested to do so, fails to furnish the Trustee such information, rulings or decisions, then after the expiration of said period, the Trustee may act without such information, ruling or decision or may demand that the Company give it such information, ruling or decision.

                                   ARTICLE 11

                           THE TRUST FUND AND TRUSTEE


       11.1 ESTABLISHMENT OF TRUST FUND. The Sponsoring Company has entered into the Trust with the Trustee for the purpose of establishing a trust to invest and hold the Contributions, and the income and gains thereon, in order to provide the funds which will be used to provide benefits under the Plan. The Trust Fund shall be received, held in trust, and disbursed by the Trustee in accordance with the provisions of the Plan and the Trust. Notwithstanding the foregoing, the Sponsoring Company may elect to provide benefits under the Plan by means of an insurance contract or policy, such as a group annuity contract, issued by an insurance company qualified to do business in a state.

       11.2 NO DIVERSION OF TRUST FUND. No part of the Trust Fund or any insurance contract or policy purchased to provide benefits under the Plan shall be used for, or diverted to, purposes other than for the exclusive benefit of Participants and their Beneficiaries, or for the payment of the expenses of the Plan and Trust. No person shall have any interest in, or right to, the Trust Fund or any part thereof, except as specifically provided for in this Plan or the Trust.

       11.3 RESIGNATION OR REMOVAL OF TRUSTEE. The Benefits Committee may remove the Trustee, and the Trustee may resign, at any time upon written notice required by the terms of the Trust and, upon such removal or resignation, the Benefits Committee shall designate and appoint a successor Trustee.

       11.4 TRUST PART OF PLAN. The Trust shall be deemed to form a part of the Plan and all rights of Participants or others under this Plan shall be subject to the provisions of the Trust.

        11.5 TRUSTEE POWERS. The Trustee shall have the power to hold, invest and reinvest the Trust Funds, all as set forth in the Trust.

        11.6 NO GUARANTEE OF LOSSES IN TRUST FUND. No Company, the Benefits Committee nor the Trustee guarantees the assets of the Trust Fund from loss or depreciation.

                                   ARTICLE 12

                      PLAN AMENDMENT, MERGER OR TERMINATION


       12.1 RIGHT GENERALLY TO MAKE AMENDMENTS. The Plan may be amended, modified or altered, in whole or in part, at any time and from time to time. The procedure for amending, modifying or altering the Plan shall be for the Board of Directors of the Sponsoring Company or its delegate to approve the amendment, modification or alteration and for a person or persons authorized by the Board of Directors of the Sponsoring Company to duly execute an instrument of writing setting forth the amendment, modification or alteration, provided, that the duties, powers and liabilities of the Trustee shall not thereby be substantially modified without the written consent of the Trustee and any Benefit which has actually accrued and become payable hereunder shall not be affected thereby, except as provided in Section 12.2. No amendment, modification or alteration shall be made which shall (a) cause or authorize any part of the Trust Fund to revert or be refunded to the Company, (b) decrease a Participant's Accrued Benefit or (c) eliminate an optional form of distribution for any Participant who has accrued a benefit under the Plan. Should the Sponsoring Company, at any time, not be in existence as a corporation, this Plan may be amended, modified or altered by action of a majority of the members of the Benefits Committee then surviving as such.

       12.2 RIGHT TO MAKE AMENDMENTS RELATING TO QUALIFICATION OF PLAN. The Board of Directors of the Sponsoring Company shall have the unlimited right to cause the amendment of the Plan in accordance with the procedure set forth in
Section 12.1, at any time, retroactively or otherwise, in such respects and to such extent as may be necessary to qualify it under existing laws and regulations so as to permit the full deduction for tax purposes of Company contributions made hereunder and to meet the requirements of the Code or ERISA, and, to the extent necessary to accomplish such purpose, may by such amendment decrease or otherwise affect the rights of Participants or Spouses to benefits which have actually accrued and become payable hereunder.

       12.3 AMENDMENT BY BENEFITS COMMITTEE. The Benefits Committee shall also have separate limited authority to modify and amend the Plan in immaterial respects, including immaterial changes required by law. Provided, no modification or amendment by the Benefits Committee shall (a) significantly increase any required contributions by the Company to the Plan, (b) change the classes of persons or entities eligible to participate in the Plan, (c) change any method of accrual or benefit formula under the Plan, or (d) adversely affect the tax-favored status of the Plan.

       12.4 MERGER OF PLAN OR ASSETS. In the event of any merger or consolidation of the Plan with, or transfer in whole or in part of the assets and liabilities of the Plan to another trust fund held under, any other plan or plans of deferred compensation maintained or to be established for the benefit of all or some of the Participants of this Plan, the Plan shall be so merged or consolidated, or the assets of the Plan applicable to such Participants shall be transferred, only if:

              (a) resolutions of the Board of Directors, and of any new or successor employer of the affected Participants, shall authorize such transfer of assets; and, in case of the new or successor employer of the affected Participants, its resolutions shall include an assumption of liabilities with respect to such Participants' inclusion in the new employer's plan; and

        (b) such other plan and trust are qualified under sections 401(a) and 501(a) of the Code; and

              (c) each Participant and Beneficiary entitled to benefits would (if the Plan then terminated) be entitled to receive a benefit immediately after the merger, consolidation or transfer which is equal to or greater than the benefit the Participant or Beneficiary would have been entitled to receive if the Plan had been terminated immediately before the merger, consolidation or transfer.

       12.5 RIGHT TO TERMINATE. In accordance with the procedures set forth in this Article 12, the Sponsoring Company may terminate the Plan at any time. In the event of the dissolution of the Sponsoring Company, the Plan shall terminate and the assets shall be liquidated unless the Plan is continued by a successor to the Company. Subject to applicable requirements, if any, of ERISA governing termination of employee pension benefit plans, the Sponsoring Company shall direct and require the Trustee to liquidate the investments, or the applicable portion thereof, in accordance with the provisions of this Article 12.

       12.6 BOARD OF DIRECTORS' ACTION. The Plan shall terminate upon the adoption of an appropriate resolution by the Board of Directors of the Sponsoring Company authorizing the termination of the Plan. Upon the adoption of such a resolution, a copy thereof shall be delivered to the Trustee and notice thereof shall be given to Participants. A termination of the Plan as to a Company shall be effected by the adoption of an appropriate resolution by the Board of Directors of the Company authorizing its termination of participation in the Plan, the delivery of a copy thereof to the Sponsoring Company and Trustee and the giving of written notice of such termination to all Participants.

       12.7 LIQUIDATION OF ASSETS. In the event of termination or partial termination of the Plan, each Participant shall have a nonforfeitable right to the Participant's Accrued Benefit to the extent funded (calculated as of the date of such termination or partial termination) and the Plan assets shall be allocated among the Participants and Beneficiaries in the following order:

              (a) First, in the case of benefits payable under this Plan as an annuity and only to the extent that benefits have not been fully purchased:

                  (1) In the case of the benefit of a Participant or Beneficiary who was receiving a benefit as of the beginning of the three-year period ending on the termination date of the Plan, to each such benefit, based upon the provisions of this Plan (as in effect during the five-year period ending on such date) under which such benefit would be the least.

                  (2) In the case of a Participant's benefit (other than a benefit described in (i), above) which would have been paid as of the beginning of such three-year period if the Participant had retired prior to the beginning of such three-year period and if the Participant's benefits had commenced (in the Normal Form) as of the beginning of such period, to each such benefit, based upon the provisions of this Plan (as in effect during the five-year period ending on such date) under which such benefit would be the least.

              (b) Second, to all other benefits under the Plan subject to a guarantee by the Pension Benefit Guaranty Corporation.


              (c) Third, to all other nonforfeitable benefits under the Plan not subject to the Pension Benefit Guaranty Corporation.

              (d)  Fourth, to all other benefits under this Plan.

              (e) Fifth, if, after the above distributions, there remains any balance, such balance shall be returned to the Company, or reallocated among Participants to the extent permitted, after all liabilities of the Plan are satisfied.

                                   ARTICLE 13

                             RESERVATIONS OF RIGHTS
                               BY THE COMPANY AND
                      LIMITATIONS ON RIGHTS OF PARTICIPANTS


       13.1 PLAN VOLUNTARY ON PART OF COMPANY. While it is the intention of the Company that the Plan shall be continued and contributions made in each year, the Plan is entirely voluntary on the part of the Company. The Company does not guarantee or promise to pay or cause to be paid any benefit provided by the Plan and each Participant, Beneficiary or any other person who may claim the right to any payment or benefit under the Plan shall be entitled to look only to the Trust Fund for such payment or benefit and shall not have any right, claim or demand therefor against the Company.

       13.2 PLAN NOT CONTRACT OF EMPLOYMENT. This Plan shall not be deemed to constitute a contract between the Company and Participants or to be a consideration or inducement for the employment of any Participant or Employee. Nothing contained in the Plan shall be deemed to give any Participant or Employee the right to be retained in the service of the Company, nor to interfere with the right of the Company to discharge any Participant or Employee at any time, regardless of the effect which such discharge may have upon the Employee as a Participant in the Plan.

                                   ARTICLE 14

                      ADDITION AND WITHDRAWAL OF A COMPANY


       14.1 ADOPTION OF PLAN BY RELATED COMPANY. The Related Companies that have adopted the Plan currently are set forth in Schedule I. The Board of Directors of the Sponsoring Company may designate any Related Company to become a Company thereafter. Any Related Company so designated may adopt the Plan, and become a Company hereunder, by executing a Joinder Agreement which is approved by the Benefits Committee. Such Related Company shall become a Company hereunder as of an Effective Date provided in the Joinder Agreement, and shall be subject to the terms and provisions of the Plan, with such variations as shall be set forth in the Joinder Agreement and approved by the Benefits Committee. A Related Company may limit its adoption of the Plan to one or more of its groups of employees, divisions, locations or operations.

     14.2  WITHDRAWAL FROM PLAN BY COMPANY.

              (a) Procedures for Withdrawal. A Company which wishes to withdraw from the Plan shall deliver to the Benefits Committee a resolution of its Board of Directors which authorizes its withdrawal as a Company and which indicates the reason or reasons for such withdrawal. The Board of Directors may at any time, in its discretion, determine that a Company (other than the Sponsoring Company) shall no longer participate in the Plan and may direct that the Company withdraw from the Plan. Withdrawal may take place only on an Anniversary Date and notice thereof to the Benefits Committee, or by the Benefits Committee to a Company in the event withdrawal is directed by the Board of Directors, must be submitted or received at least six months prior to the date the withdrawal is to be effective, unless such time requirement is waived in writing by the Benefits Committee or the Company.

              (b) Withdrawal Treated as Termination. If the withdrawal of a Company is a part of the complete dissolution of the Company's business or the discontinuance of participation in the Plan without termination of its business and without the immediate establishment of a new, comparable plan, the provisions of Section 12.5 shall apply to such Company's withdrawal as if the withdrawal were a part of the complete termination of the Plan, but the participation of other Companies hereunder shall not be affected by such withdrawal of a Company.

              (c) Transfer to New Plan. If the withdrawal of a Company is the result of the establishment of a new, comparable plan for its employees which will immediately upon withdrawal of the Company cover employees of the Company who are covered by the Plan, the Benefits Committee, upon being furnished evidence of the terms of such new plan and that such new plan has been approved by the Internal Revenue Service as being qualified under the provisions of section 401 of the Code or an opinion of counsel that such new plan is qualified, shall determine the Account Balances of the Accounts of the Participants employed by that Company. The value of such Account Balances, after reduction for charges and other expenses incurred to process the withdrawal which are not paid by the Company, shall be transferred to the trustee of the new plan or to the insurance company which is to hold the funds of the new plan, whichever is applicable, in such manner as the Benefits Committee shall direct, but the transfer must be over a period not to exceed one year following the effective date of the Company's withdrawal. Notwithstanding the foregoing, the Benefits Committee in its discretion, solely for the benefit and protection of the Participants employed by the Company, may retain the Account Balances of the Accounts of such Participants in the Plan. Upon completion of the transfer provided for herein, the remaining Companies, the Benefits Committee and the Trustee shall be completely discharged of all responsibility without any obligation on their part collectively or individually to see the application thereof.

                                   ARTICLE 15

                              CHANGE IN EMPLOYMENT


       15.1 PARTICIPANT TRANSFER FROM COMPANY TO COMPANY. A Participant who transfers employment from one Company to another Company shall not be considered as terminating employment with a Company and shall continue to be a Participant in the Plan without interruption. A Participant who transfers employment to another Company shall accrue benefits with respect to the previous Company only to the extent of the Participant's compensation and service while an Employee of the previous Company.

       15.2 PARTICIPANT TRANSFER FROM COMPANY TO RELATED COMPANY. A Participant who transfers employment to a Related Company shall not be considered as terminating participation in the Plan. No further benefits shall accrue on behalf of such a Participant. When such a Participant's employment is terminated with the Related Company on or after attaining the Participant's Normal Retirement Age, death, or Termination of Employment, the Participant's benefit shall be determined as though such event occurred while the Participant was employed by a Company.

       15.3 EMPLOYEE CREDIT FOR SERVICES WITH RELATED COMPANY. An Employee who transfers employment from a Related Company to a Company shall receive credit for service with such Related Company for the purpose of being eligible to become a Participant, and for the purpose of vesting in the Participant's benefit under the Plan. A Participant who retransfers employment to a Company after transferring from a Company to a Related Company shall again become an active Participant upon the Participant's re-employment by a Company.

                                   ARTICLE 16

                             LIMITATIONS ON VESTING
                                       AND
                            ALIENABILITY OF BENEFITS


       16.1 PARTICIPANT INTERESTS LIMITED TO BENEFITS ACTUALLY ACCRUED. No Participant shall have any legal right, title or interest in the Trust Fund, or any of its assets, except in the event and to the extent that a benefit may actually accrue to the Participant hereunder, and the same limitations shall be applicable with respect to benefits upon the death of a Participant which may be distributable to a surviving Spouse.

     16.2  SPENDTHRIFT CLAUSE.

              (a) Except in the case of compliance with a Qualified Domestic Relations Order to the extent required under section 414(p) of the Code, no Participant or Beneficiary shall have any right or power to anticipate, pledge, assign, sell, transfer, alienate (by operation of law, legal process or otherwise) or encumber the Participant or Beneficiary's interest in the Trust Fund in any manner whatsoever, nor shall such interest in any manner whatsoever be liable for or subject to the debts, liabilities or obligations of such Participant or Beneficiary, or for claims against such Participant or Beneficiary.

              (b) Effective for judgments, orders, and decrees issued, and settlement agreements entered into, on or after August 5, 1997, the provisions of this Section 16.2 shall not apply to any offset of a Participant's Benefits provided under the Plan against an amount that the Participant is ordered or required to pay to the Plan if such offset meets the requirements provided under section 401(a)(13) of the Code.

                                   ARTICLE 17

                            BENEFIT CLAIMS PROCEDURE


       17.1 CLAIMS FOR BENEFITS. Any claim for Benefits shall be made in writing to the Benefits Committee or its representative. In the event such a claim to all or any part of any benefit under this Plan shall be denied, the Benefits Committee or its representative shall provide to the claimant within 90 days (or such additional period required by special circumstances, but not to exceed an additional 90 days, provided written notice of the extension shall be furnished to the claimant prior to the commencement of the extension) after receipt of such claim, a written notice setting forth, in a manner calculated to be understood by the claimant:

              (a)  the specific reason or reasons for the denial;

        (b) specific references to the pertinent Plan provisions on which the denial is based;

        (c) a description of any additional material or information necessary for the claimant to perfect the claim and an explanation as to why such material or information is necessary; and

        (d) an explanation of the Plan's procedure for review of the denial of a claim.

       17.2 REVIEW OF DENIAL OF CLAIMS. Within 60 days after receipt of the above material, the claimant may appeal the claim denial to the Benefits Committee for a full and fair review. Within such 60 days, the claimant or the claimant's duly authorized representative:

        (a) may request a review upon written notice to the Benefits Committee;

              (b)  may review pertinent documents; and

              (c)  may submit issues and comments in writing.

       17.3 DECISION ON REVIEW OF DENIAL. A decision by the Benefits Committee will be made not later than 60 days (or such additional period required by special circumstances, but not to exceed an additional 60 days, provided written notice of the extension shall be furnished to the claimant prior to the commencement of the extension) after receipt of a request for review. The Administrative Committee's decision on review shall be written and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, with specific references to the pertinent Plan provisions on which the decision is based.

                                   ARTICLE 18

                           FIDUCIARY RESPONSIBILITIES


       18.1 DUTIES AND OBLIGATIONS OF FIDUCIARIES. All actions by "fiduciaries" (as that term is defined in section 3(21)(A) of ERISA) shall be in accordance with the terms of this Plan insofar as such documents are consistent with the provisions of Title I of ERISA. Each fiduciary shall act solely in the interest of Participants and Beneficiaries and for the exclusive purpose of providing benefits and defraying reasonable administrative expenses. Each fiduciary shall discharge the fiduciary's duties hereunder with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims.

     18.2  ALLOCATION OF FIDUCIARY RESPONSIBILITIES.

        (a) Sponsoring Company. The Sponsoring Company shall be the named fiduciary for the following purposes:

                  (1) For the control and management of the operation and administration of the Plan, except for those duties herein specifically allocated to the Benefits Committee, each Company, the Board of Directors or the Trustee.

                  (2) For the furnishing to the other fiduciaries hereunder such information related to the administration of the Plan as they may require.

        (b) Board of Directors. The Board of Directors of the Sponsoring Company shall be the named fiduciary for the following purposes:

        (1) For the appointment and removal of the Benefits Committee, as provided in Section 10.1.

                  (2) For the designation of a Related Company to become a Company as provided in Section 14.1.

              (c) Board of Directors of Each Company. The Board of Directors of each Company shall be the named fiduciary for the purposes of terminating the participation of its Company in the Plan as provided in Article 14.

              (d) Trustee. The Trustee shall be the named fiduciary for the purpose of the management and control of the Trust Fund, and as such shall have exclusive authority and discretion in the management and control of the Trust Fund as provided in the Trust.

        (e) Benefits Committee. The Benefits Committee shall be the named fiduciary for the purposes of performing the duties set forth in Section 10.3 and such other specific duties provided for in the Plan.

              (f) Separation of Fiduciary Duties. Each fiduciary shall be responsible only for the specific duties assigned herein and shall not be directly or indirectly responsible for the duties assigned to another fiduciary.

                                   ARTICLE 19

                     INDEMNIFICATION OF CERTAIN FIDUCIARIES


       19.1 RIGHTS TO INDEMNIFICATION. The Company shall indemnify each director, officer or employee of the Company who is, or is threatened to be made, a party to any threatened or pending action or proceeding, whether civil, criminal, administrative or investigative, including actions by or in the right of the Company, by reason of the fact that such director, officer or employee is or was serving at the request of the Company as a "fiduciary" (as defined by section 3(21)(A) of ERISA) with regard to the Plan, against expenses (including attorneys' fees), claims, fines, judgments, taxes, causes of action or liability and amounts paid in settlement, actually and reasonably incurred by such director, officer or employee in connection with such action or proceeding, unless such expense, claim, fine, judgment, taxes, cause of action, liability or amount arose from such person's gross negligence, fraud or willful breach of such person's fiduciary responsibilities under ERISA, except, that with respect to an action by or in the right of the Company, indemnification shall be made only against expenses (including attorneys' fees).

       19.2 ADVANCEMENT OF EXPENSES. The Company shall advance all expenses (including attorneys' fees) incurred by any director, officer or employee described in Section 19.1 in defending a civil, criminal, administrative or investigative action, suit or proceeding pending the final disposition of such action, suit or proceeding unless (a) the Board of Directors, by a majority vote of a quorum consisting of directors who were not or are not parties to the action, suit or proceeding concerned or (b) the stockholders determine that under the circumstances of the individual case the person, by such person's conduct, is not entitled to indemnification under Section 19.1 because of such person's gross negligence, fraud or willful breach of such person's fiduciary responsibilities, upon receipt of an undertaking, with such security as the Board of Directors or stockholders may reasonably require, by or on behalf of the director, officer or employee to repay such amounts unless it shall ultimately be determined that such person is entitled to be indemnified by the Company as authorized by this Article 19.

       19.3 DETERMINATION OF RIGHT TO INDEMNITY. To the extent that any director, officer or employee has been successful on the merits or otherwise in the defense of the action, suit or proceeding, or in defense of any claim, issue or matter therein, referred to in Section 19.1 such person shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by the person in connection therewith and if the person was advanced expenses as provided in Section 19.2, the person's undertaking shall be canceled by the Company. If any action, suit or proceeding shall terminate by judgment or order adverse to the director, officer or employee, or settlement, conviction or upon a plea of nolo contendere or its equivalent, the Board of Directors, or the shareholders, in the same manner provided in Section 19.2 with reference to advancement of expenses, shall (unless ordered by a court to make indemnification) make a determination whether indemnification of the director, officer or employee is not proper in the circumstances because such person has been guilty of gross negligence, fraud or willful breach of the person's fiduciary responsibilities and, if it is determined that the person is so entitled to indemnification, then such person shall be indemnified against expenses (including attorneys' fees) claims, fines, judgments, taxes, causes of action or liability and amounts paid in settlement, actually and reasonably incurred by the person in connection with such action or proceeding and, if such person was advanced expenses as provided in Section 19.2, the person's undertaking shall be canceled. The termination of any action or proceeding by adverse judgment or order, conviction, settlement or plea of nolo contendere or the equivalent, shall not, of itself, create a presumption that the director, officer or employee was guilty of gross negligence, fraud or willful breach of such person's fiduciary responsibilities.

       19.4 OTHER RIGHTS. The indemnification provided by this Article 19 shall not be deemed exclusive of any other rights to which any director, officer or employee may be entitled, and shall continue as to a person who has ceased to be a director, officer or employee and shall inure to the benefit of the personal representative, heirs and legatees of such a person.

       19.5 INDEMNIFICATION BY MORE THAN ONE COMPANY. If a director, officer or employee of the Company is entitled to indemnification by more than one Company with respect to any one action, suit or proceeding, such person shall be entitled to be indemnified only once and the Companies shall, in their sole discretion, decide how to allocate such indemnification among them.

                                   ARTICLE 20

                                  MISCELLANEOUS


       20.1 UNCLAIMED BENEFITS. Any benefit payable to or on behalf of a Participant or Beneficiary which is not claimed shall be maintained in an uninvested separate account. If the Participant or Beneficiary with respect to which such separate account has been established cannot be located after reasonable efforts at the time that the benefit becomes payable, such Benefit shall be forfeited and applied to the restoration of Forfeitures and, then, shall be applied in the same manner as Forfeitures for such Plan Year as of the Anniversary Date of the Plan Year in which the Participant incurs the Participant or Beneficiary's fifth consecutive Break in Service, or such later date as the Benefits Committee may decide. If the Participant or the Participant's Beneficiary subsequently presents a valid claim for the benefit to the Benefits Committee, the Company shall cause the benefit, equal to the amount which was forfeited under this Section 20.1, to be restored by causing, if required, an additional Company contribution to be made to the Plan in the necessary amount.

       20.2 PROTECTED BENEFITS. If a Related Company adopts the Plan and merges the assets and liabilities of a qualified retirement plan it sponsored prior to the adoption of the Plan ("prior qualified retirement plan") with the assets and liabilities of the Plan, and if the adoption of the Plan by such Related Employer would result in a reduction or elimination of a "section 411(d)(6) protected benefit" (as defined in Treas. Reg. ss.1.411(d)-6) ("protected benefit") under the prior qualified retirement plan, the Plan shall be conformed to the prior qualified retirement plan as appropriate to avoid the reduction or elimination of the protected benefit. Upon discovery that a protected benefit under the prior qualified retirement plan would have been reduced or eliminated by the adoption of the Plan, the Sponsoring Company shall amend the Plan and the Related Company shall amend its Joinder Agreement to evidence the retention of the protected benefit.

       20.3 NO DIVERSION OF TRUST FUND. In no event shall the Trust Fund or other assets of the Plan consisting of insurance contracts or policies purchased to provide benefits under the Plan be used for, or diverted to, purposes other than the exclusive benefit of the Participants and Beneficiaries, or in the payment of the expenses of the Trust Fund as set forth herein, except as provided in Section 7.4.

       20.4 CONSTRUCTION. This Plan shall be construed and enforced according to the laws of the Commonwealth of Kentucky, and all provisions hereunder shall be administered according to the laws thereof, except to the extent preempted by ERISA. It is intended that the Plan meet the requirements of ERISA and the Code and the Plan shall be interpreted and construed, wherever possible, to comply with the terms of ERISA, the Code, and regulations and rulings issued thereunder.

       20.5 GENDER AND NUMBER. Any words herein used in the masculine or neuter shall read and be construed in the feminine, masculine or neuter where they would so apply. Words in the singular shall be read and construed as though used in the plural in all cases where they would so apply.

       20.6 DISCRETIONARY ACTS TO BE NON-DISCRIMINATORY. Any discretionary acts taken under the Plan by the Benefits Committee, the Sponsoring Company, the Company or the Trustee shall be uniform in their nature, and shall be applicable to all Participants and Employees similarly situated, and no discretionary act shall be taken which is discriminatory under the Code.

       20.7 TITLES AND HEADINGS. Titles of Articles and headings to Sections are inserted for convenience of reference only and, in the event of any conflict, the text of the Plan, rather than such titles and headings, shall control.

       20.8 DISTRIBUTIONS TO INCOMPETENTS OR MINORS. In making any distribution to or for the benefit of any minor or incompetent Beneficiary, or incompetent Participant, the Benefits Committee may, but need not, direct the Trustee to make such distribution to a legal or natural guardian or other relative of such minor or court appointed committee of any incompetent, or to any adult with whom such person temporarily or permanently resides; and any such guardian, committee, relative or other person shall have full authority and discretion to expend such distribution for the use and benefit of such person; and the receipt of such guardian, committee, relative or other person shall be a complete discharge to the Trustee, without any responsibility on its part or on the part of the Benefits Committee to see to the application thereof.

       20.9 QUALIFIED DOMESTIC RELATIONS ORDER. Anything in the Plan to the contrary notwithstanding, the Trustee shall comply with the direction of a Qualified Domestic Relations Order. The Benefits Committee or its representative shall have sole discretion in determining whether a judgment, decree or order constitutes a Qualified Domestic Relations Order.

       20.10 COMPLIANCE WITH THE UNIFORMED SERVICES EMPLOYMENT AND REEMPLOYMENT RIGHTS ACT OF 1994. Notwithstanding any provision of this Plan to the contrary, effective as of December 12, 1994, Contributions, Benefits, and service credit with respect to qualified military service will be provided in accordance with section 414(u) of the Code.

        20.11 APPOINTMENT OF ADMINISTRATOR. The Benefits Committee designated by the Sponsoring Company shall be the "administrator" for the purposes of ERISA.

       20.12 EFFECTIVE DATE. The effective date of the amendment and restatement of the Plan shall be the first day of the Plan Year commencing on or after January 1, 1997, unless another effective date is otherwise provided for in a specific provision, in which case such other effective date shall apply.

         IN WITNESS WHEREOF, the Sponsoring Company, by its duly authorized officer, has caused the Plan to be executed as of this 27th day of February, 2002.

                          COMMONWEALTH INDUSTRIES, INC.


                                       By:
                                           Donald L. Marsh Jr.
                                           Executive Vice President,
                                           Chief Financial Officer and
                                             Secretary

                                   APPENDIX I

                  Special Provisions Applicable to Participants
                                     of the
                       Harvey Aluminum Salaried Employees
                        Pension Plan (the "Harvey Plan")

     1.Minimum Retirement Benefit for Participants in the Harvey Plan. In no event shall the Normal or Early Retirement Benefit for any Participant who was a Participant in the Harvey Plan on December 31, 1971, be less than the Participant's retirement benefit computed in the manner set forth in Article IV,
Section 4.1 of the Harvey Plan reduced by (a) 6.67% for each of the first five years by which commencement of such retirement benefit precedes the Normal Retirement Date and (b) 3.33% for each additional year by which the commencement of such retirement benefit precedes the Normal Retirement Date.

     2.Minimum Vested Benefit for Participants in the Harvey Plan. In no event shall the vested retirement benefit for any Participant who has met the vesting requirements of the Plan and who was a participant in the Harvey Plan on December 31, 1971 be less than the Participant's retirement benefit computed in the manner set forth in Article IV, Section 4.1 of the Harvey Plan reduced by
(a) 6.67% for each of the first five years by which commencement of such retirement benefit precedes the Normal Retirement Date and (b) 3.33% for each additional year by which the commencement of such retirement benefit precedes the Normal Retirement Date.

     3.Years of Credited Service for Participants in the Harvey Plan. The Years of Credited Service of a Participant who was a Participant of the Harvey Plan on December 31, 1971, shall include any such service prior to the age of 25 but only to the extent that such service prior to age 25 does not cause the number of such Participant's full Years and completed months of Credited Service to exceed 30 years.

     4.Cessation of Additional Accruals for Participants in the Harvey Plan. Any additional accruals resulting from the operation of this Appendix I shall cease as of December 31, 1993. No provisions of the Harvey Plan will be recognized by this Plan in calculating the benefits accrued after December 31, 1993 by any Participant in this Plan.

                                   APPENDIX II

           Special Provisions Applicable to Certain Salaried Employees
                            of the Lewisport Facility

     1.Lewisport Early Retirement Incentive Effective as of February 1, 1990. Salaried Employees located at the Lewisport facility who have attained a minimum of five Years of Credited Service and are within six months of, or beyond, their 50th birthday on February 1, 1990, may elect, during the month of February 1, 1990, to have five years added to their Years of Credited Service and five years added to their age in order that they may qualify for an immediate early retirement benefit.

     2.Lewisport Early Retirement Incentive Effective as of July 1, 1991. Salaried Employees located at the Lewisport facility and at corporate headquarters who have attained a minimum of five Years of Credited Service and are within twelve months of, or beyond, their 50th birthday on July 1, 1991, may elect during the 45 day period of May 3rd through July 17, 1991, to have three years added to their Years of Credited Service and six years added to their age in order that they may qualify for an immediate early retirement benefit.

                                   SCHEDULE I

                         RELATED COMPANIES PARTICIPATING
                                   IN THE PLAN
                              AS OF JANUARY 1, 2001



Name of Company                                          Employer I.D. Number

Alflex Corporation                                           95-4812164

Alflex El LCC                                                56-2140123

Commonwealth Aluminum Concast, Inc.                          34-0697844

Commonwealth Aluminum Tube Enterprises, LLC                  62-1817895

Commonwealth Aluminum Sales Corporation                      95-1398512

Commonwealth Aluminum Lewisport, LLC                         61-1377736

Commonwealth Aluminum Metals, LLC                            61-1378491


                         RELATED COMPANIES PARTICIPATING
                                   IN THE PLAN
                              FROM JANUARY 1, 1997
                            THROUGH DECEMBER 31, 2000



Name of Company                                         Employer I.D. Number

Alflex Corporation (effective January 1, 1998)              34-1569484

Commonwealth Aluminum Concast, Inc. (effective January 1,   34-0697844
1998)

Commonwealth Aluminum Corporation                           95-0816561

Commonwealth Aluminum Lewisport, Inc.                       95-0816561

Commonwealth Aluminum Sales Corporation                     95-1398512

Receipt of an executed copy of the amended and restated Commonwealth Industries, Inc. Cash Balance Plan is hereby acknowledged.


NATIONAL CITY BANK OF KENTUCKY


By:

Title:

                                                                 Exhibit 10.4
                                                                 ------------

                          COMMONWEALTH INDUSTRIES, INC.
                                   401(k) PLAN


                              Amended and Restated
                            Effective January 1, 1997

                                TABLE OF CONTENTS

Section                                                             Page


                                      -vii-


                                    ARTICLE 1
                        PURPOSE AND APPLICABILITY OF PLAN

     1.1  Purpose of Plan..............................................1
     1.2  Applicability of Plan........................................1

                                    ARTICLE 2
                                   DEFINITIONS

     2.1    Account Balance............................................2
     2.2    Accounting Date............................................2
     2.3    Accounts...................................................2
     2.4    Actual Deferral Percentage.................................2
     2.5    Allocable Income...........................................2
     2.6    Average Contribution Percentage............................2
     2.7    Beneficiary................................................3
     2.8    Benefit....................................................3
     2.9    Benefits Committee or Committee............................3
     2.10  Benefitting.................................................3
     2.11  Board of Directors..........................................3
     2.12  Break in Service............................................3
     2.13  Catch-Up....................................................3
     2.14  Catch-Up Account............................................3
     2.15  Catch-Up Contributions......................................3
     2.16  Code........................................................3
     2.17  Company.....................................................4
     2.18  Company Account.............................................4
     2.19  Company Contributions.......................................4
     2.20  Compensation................................................4
     2.21  Contributions...............................................5
     2.22  Direct Rollover.............................................5
     2.23  Directed Account............................................5
     2.24  Disability or Disabled......................................6
     2.25  Distributee.................................................6
     2.26  Effective Date..............................................6
     2.27  Elective Deferral...........................................6
     2.28 Elective Deferral Account....................................6
     2.29  Elective Deferral Contributions.............................6
     2.30  Eligible Retirement Plan....................................6
     2.31  Eligible Rollover Distribution..............................7
     2.32  Employee....................................................7
     2.33  Employee Contribution Account...............................8
     2.34  Employee Contributions......................................8
     2.35  Entry Date..................................................8
     2.36  ERISA.......................................................9
     2.37  5% Owner....................................................9
     2.38  Forfeitures.................................................9
     2.39  Highly Compensated Employee.................................9
     2.40  Hour of Service.............................................10
     2.41  Joinder Agreement...........................................11
     2.42  Leased Employee.............................................11
     2.43  Matching Account............................................11
     2.44  Matching Contributions......................................11
     2.45  Normal Retirement Age.......................................12
     2.46  1% Owner....................................................12
     2.47  Participant.................................................12
     2.48 Participant's Company Stock Account..........................12
     2.49 Period of Service or Service.................................12
     2.50 Period of Severance..........................................12
     2.51  Plan........................................................12
     2.52  Plan Administrator or Administrator.........................12
     2.53  Plan Year...................................................13
     2.54  Prior Plan..................................................13
     2.55  Qualified Domestic Relations Order..........................13
     2.56  Related Company.............................................13
     2.57  Required Beginning Date.....................................13
     2.58  Rollover Account............................................13
     2.59  Rollover Contribution.......................................13
     2.60  Severance From Service......................................14
     2.61  Sponsoring Company..........................................14
     2.62  Supplemental Contributions..................................14
     2.63 Trust........................................................14
     2.64  Trust Fund..................................................14
     2.65  Trustee.....................................................14
     2.66  Valuation Date..............................................14
     2.67  Year of Service.............................................14

                                    ARTICLE 3
                          ELIGIBILITY FOR PARTICIPATION

     3.1  Date Employees Become Participants...........................15
     3.2  Eligibility of Rehired Employees.............................15
     3.3  Notice of Participation......................................15
     3.4  Elective Deferral Election...................................15
     3.5  Catch-Up Contributions.......................................18
     3.6  Employee Contributions.......................................18
     3.7  Provisions of Plan Binding On Participants...................19
     3.8  Change In Employment Status..................................19
     3.9  Correction of Inadvertent Error..............................20

                                    ARTICLE 4
          ELECTIVE DEFERRAL, SUPPLEMENTAL, EMPLOYEE, CATCH-UP,MATCHING,
                            AND COMPANY CONTRIBUTIONS

     4.1  Amount of Contributions......................................21
     4.2  When Contributions Made......................................22
     4.3  Limitation on Amount of Contributions........................22
     4.4  Payment of Contributions to Trustee..........................22
     4.5  Form of Contributions........................................22
     4.6  Return of Contributions......................................23
     4.7  Payment of Expenses of Plan..................................23

                                    ARTICLE 5
                             ROLLOVER CONTRIBUTIONS

     5.1  Rollover Contributions.......................................24

                                    ARTICLE 6
                                    ACCOUNTS

     6.1  Allocation of Contributions and Forfeitures to Accounts......25
     6.2  Determination of Account Balances............................26
     6.3  Limitations on Elective Deferral Contributions...............27
     6.4  Limitations on Matching and Employee Contributions...........28
     6.5  Limitations on Annual Additions..............................30
     6.6  Responsibility for Accounts..................................35
     6.7  Notice to Participants of Account Balances...................35

                                    ARTICLE 7
                                    BENEFITS

     7.1  Normal Retirement............................................36
     7.2  Retirement After Normal Retirement Age.......................36
     7.3  Death........................................................36
     7.4  Disability...................................................36
     7.5  Severance from Service.......................................36
     7.6  Forfeitures..................................................37
     7.7  Time of Distribution of Benefits.............................38
     7.8 Distributions On and After January 1, 2003....................39
     7.9 Distribution of Benefits Before January 1, 2003 but on or
           after January 1, 1998........................................40
     7.10  Distribution of Benefits Before January 1, 1998.............47
     7.11  Rollovers Disregarded for Involuntary Cash-Outs on and
           After January 1, 2002.......................................50
     7.12  Rollover Election and Rollover Notice.......................50
     7.13  Additional Distribution Requirements for Elective
           Deferral and Supplemental Accounts..........................50

                                    ARTICLE 8
                              LOANS AND WITHDRAWALS

     8.1  Loans to Participants........................................52
     8.2  Actions Upon Default.........................................53
     8.3  Hardship Withdrawals from Elective Deferral, Catch-Up and Rollover Accounts........................................54
     8.4  Withdrawals From Employee Contribution Accounts..............55
     8.5  In-Service Withdrawals After Age 59-1/2......................55

                                    ARTICLE 9
                              TOP-HEAVY PROVISIONS

     9.1  Purpose......................................................56
     9.2  Key Employee.................................................56
     9.3  Determination Date...........................................56
     9.4  Determination of Top-Heavy Status............................56
     9.5  Effect of Top-Heavy Provisions...............................58

                                   ARTICLE 10
                           DESIGNATION OF BENEFICIARY

     10.1  Designation Form; Change of Designation; Survival of
           Beneficiary.................................................61
     10.2  Distribution If No Beneficiary Designated...................61

                                   ARTICLE 11
           ORGANIZATION AND RESPONSIBILITIESOF THE BENEFITS COMMITTEE

     11.1  Appointment and Tenure of Benefits Committee................62
     11.2  Organization and Decisions of Benefits Committee............62
     11.3  Duties of Benefits Committee................................62
     11.4  Benefits Committee Decisions Final and Binding..............64
     11.5 Powers and Authority of Benefits Committee...................64
     11.6  Benefits Committee Directions to Trustee....................64
     11.7  Employment of Counsel, Etc..................................64
     11.8  Payment of Expenses of Benefits Committee...................64
     11.9  Benefits Committee and Trustee to be Furnished Information
              Concerning Employees.....................................65

                                   ARTICLE 12
                           THE TRUST FUND AND TRUSTEE

     12.1  Establishment of Trust Fund.................................66
     12.2  No Diversion of Trust Fund..................................66
     12.3  Removal or Resignation of Trustee...........................66
     12.4  Trust Part of Plan..........................................66
     12.5  Trustee Powers..............................................66
     12.6  No Guarantee of Losses in Trust Fund........................66
     12.7  Participant Not to Be Fiduciary.............................66
     12.8  Power of Participants To Direct Investment of Accounts......66

                                   ARTICLE 13
                             AMENDMENTS TO THE PLAN

     13.1  Right Generally to Make Amendments..........................69
     13.2  Right to Make Amendments Relating to Qualification of Plan..69
     13.3 Amendment by Benefits Committee..............................69

                                   ARTICLE 14
             RESERVATIONS OF RIGHTSBY THE COMPANY ANDLIMITATIONS ON
                             RIGHTS OF PARTICIPANTS

     14.1  Plan Voluntary on Part of Company...........................70
     14.2  Plan Not Contract of Employment.............................70

                                   ARTICLE 15
                               TERMINATION OF PLAN

     15.1  Events Causing Termination of Plan..........................71
     15.2  Procedure Upon Termination..................................71

                                   ARTICLE 16
                      ADDITION AND WITHDRAWAL OF A COMPANY

     16.1  Adoption of Plan by Related Company.........................72
     16.2  Withdrawal From Plan by Company.............................72

                                   ARTICLE 17
                              CHANGE IN EMPLOYMENT

     17.1  Participant Transfer From Company to Company................74
     17.2  Participant Transfer From Company to Related Company........74
     17.3  Employee Credit for Services With Related Company...........74

                                   ARTICLE 18
                LIMITATIONS ON VESTINGANDALIENABILITY OF BENEFITS

     18.1  Participant Interests Limited to Benefits Actually Accrued..75
     18.2  Spendthrift Clause..........................................75

                                   ARTICLE 19
                            BENEFITS CLAIMS PROCEDURE

     19.1  Claims for Benefits.........................................76
     19.2  Review of Denial of Claims..................................76
     19.3  Decision on Review of Denial................................76

                                   ARTICLE 20
                           FIDUCIARY RESPONSIBILITIES

     20.1  Duties and Obligations of Fiduciaries.......................77
     20.2  Allocation of Fiduciary Responsibilities....................77

                                   ARTICLE 21
                     INDEMNIFICATION OF CERTAIN FIDUCIARIES

     21.1  Rights to Indemnification...................................79
     21.2  Advancement of Expenses.....................................79
     21.3  Determination of Right to Indemnity.........................79
     21.4  Other Rights................................................80
     21.5  Indemnification By More Than One Company....................80

                                   ARTICLE 22
                                  MISCELLANEOUS

     22.1  Merger or Consolidation of Plan.............................81
     22.2  Unclaimed Benefits..........................................81
     22.3  No Diversion of Trust Fund..................................81
     22.4  Construction................................................81
     22.5  Gender and Number...........................................81
     22.6    Discretionary Acts to be Non-Discriminatory...............81
     22.7    Titles and Headings.......................................82
     22.8    Distributions to Incompetents or Minors...................82
     22.9    Qualified Domestic Relations Order........................82
     22.10  Compliance with the Uniformed Services Employment and
                  Reemployment Rights Act of 1994......................82
     22.11  Appointment of Administrator...............................82
     22.12  Effective Date ............................................82

                          COMMONWEALTH INDUSTRIES, INC.

                                   401(k) PLAN


     WHEREAS, Commonwealth Industries, Inc., formerly known as Commonwealth Aluminum Corporation, a Delaware corporation with its principal office and place of business in Louisville, Kentucky ("Sponsoring Company") together with its affiliate Commonwealth Aluminum Sales Corporation, adopted the Commonwealth Aluminum Corporation Performance Sharing Plan for Salaried Employees which became known as the Commonwealth Industries Savings Plan (which was known as the Commonwealth Industries Savings Plan prior to January 1, 1998 but on and after August 1, 1997 and was known as the Commonwealth Aluminum Corporation Savings Plan prior to August 1, 1997) ("Prior Plan"), a profit sharing plan and trust for the benefit of its eligible employees, which Prior Plan has been amended from time to time; and

     WHEREAS, the assets and liabilities of the Alflex Corporation, A Division of CasTech Aluminum Group, Inc., 401(k) Retirement Plan and the Barmet Aluminum Corporation 401(k) Retirement Plan and Trust were merged into the Prior Plan effective January 1, 1998; and

     WHEREAS, the Board of Directors of the Sponsoring Company has authorized and approved the amendment and restatement of the Prior Plan in the form of the Commonwealth Industries Savings Plan (which became known as the Commonwealth Industries, Inc. 401(k) Plan effective January 1, 2001) ("Plan") as set forth herein, in part to make technical changes to the Plan in order to comply with changes in law.

     NOW, THEREFORE, the Sponsoring Company hereby approves and adopts the Plan, which shall read as follows:


                                    ARTICLE 1

                        PURPOSE AND APPLICABILITY OF PLAN


         1.1 PURPOSE OF PLAN. The purpose of the Plan shall continue to be to provide Benefits to Participants upon retirement, Disability, death and Severance from Service, upon the terms and conditions and subject to the limitations, contained herein. The Plan is hereby designated as a profit sharing plan for purposes of sections 401(a) and 401(k) of the Code.

         1.2 APPLICABILITY OF PLAN. The provisions of the Plan shall apply only to persons in the employ of the Company on or after the Effective Date. The rights and benefits, if any, of persons who were employed by the Company prior to the Effective Date, but who are not employed on or after the Effective Date, shall be determined in accordance with the provisions of the Prior Plan in effect on the date their employment terminated.

                                    ARTICLE 2

                                   DEFINITIONS

     The following words and phrases when used herein shall have the meanings set forth below, unless a different meaning is plainly required by the context:

         2.1 ACCOUNT BALANCE. The fair market value of an Account as of a Valuation Date.

         2.2  ACCOUNTING DATE.  The last day of each Plan Year.

         2.3 ACCOUNTS. The accounts established and maintained under the Plan for a Participant are sometimes referred to collectively as Accounts.

         2.4 ACTUAL DEFERRAL PERCENTAGE. The average of the ratios (expressed as a percentage) of the Elective Deferral Contribution made on behalf of each Participant for the Plan Year to the Participant's Compensation. Actual Deferral Percentages shall be calculated to the nearest one hundredth of a percent. The Actual Deferral Percentage of any Participant who is a Highly Compensated Employee for the Plan Year and who is eligible to have contributions allocated to the Participant's account under two or more arrangements described in section 401(k) of the Code that are maintained by the Company or any other employer required to be aggregated with the Company under sections 414(b), (c), (m) or
(o) of the Code, shall be determined as if such elective deferrals were made under a single arrangement.

         2.5 ALLOCABLE INCOME. The allocable income (or loss) for a Plan Year shall be the amount determined by multiplying the income for the Plan Year allocable to Elective Deferral Accounts, Matching Accounts, or Employee Contribution Accounts of a Participant, whichever is applicable, by a fraction. The numerator of the fraction shall be the amount of excess Elective Deferral Contributions, Matching Contributions, or Employee Contributions, whichever is applicable, made on behalf of the Participant for the Plan Year. The denominator of the fraction shall be the total Elective Deferral Account Balance, Matching Account Balance, or Employee Contribution Account Balance, whichever is applicable, of the Participant as of the last Valuation Date of the preceding Plan Year, plus Elective Deferral Contributions, Matching Contributions, or Employee Contributions, whichever is applicable, made during the Plan Year. Allocable Income shall not include allocable income (or loss) for the gap period between the end of the Plan Year and the date of distribution.

         2.6 AVERAGE CONTRIBUTION PERCENTAGE. The average (expressed as a percentage) of the "contribution percentages" of all Participants who are Highly Compensated Employees to the contribution percentages of all Participants who are not Highly Compensated Employees. For the purposes of this Section 2.6, "contribution percentages" shall mean the ratio (expressed as a percentage) of the Matching Contributions and Employee Contributions made on behalf of each Participant for the Plan Year to the Participant's Compensation. Contribution percentages shall be calculated to the nearest one hundredth of a percent. The contribution percentage of any Participant who is a Highly Compensated Employee for the Plan Year and who is eligible to have contributions allocated to the Participant's accounts under two or more arrangements subject to the rules of section 401(m) of the Code that are maintained by the Company or any employer required to be aggregated with the Company under sections 414(b), (c), (m) or
(o) of the Code, shall be determined as if such contributions were made under a single arrangement.

         2.7 BENEFICIARY. The person or entity entitled pursuant to Articles 7 and 10 to receive a Benefit payable hereunder upon or after a Participant's death.

         2.8 BENEFIT. The Account Balances of a Participant's Accounts which are distributable to the Participant or the Participant's Beneficiary as provided in
Article 7.

         2.9 BENEFITS COMMITTEE OR COMMITTEE. The person or persons designated by the Board of Directors of the Sponsoring Company pursuant to Article 11 as the Benefits Committee.

         2.10 BENEFITTING. A Participant is treated as benefitting under the Plan for any Plan Year in which the Participant received or is deemed to receive an allocation in accordance with Treas. Reg.ss.1.410(b)-3(a).

         2.11 BOARD OF DIRECTORS. The Board of Directors (or other managing body) of each Company or, where the reference is to a single Board of Directors, the Board of Directors of the Sponsoring Company.

         2.12 BREAK IN SERVICE. A 12-consecutive month Period of Severance, beginning on the Employee's Severance from Service date. In the case of an individual who is absent from Service for maternity or paternity reasons, the 12-consecutive month period beginning on the first anniversary of the first date of such absence shall not constitute a Break in Service. An absence from Service for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the individual, (2) by reason of the birth of a child of the individual, (3) by reason of the placement of a child with the individual in connection with the adoption of such child, or (4) for purposes of caring for such child for a period beginning immediately following such birth or placement.

         2.13 CATCH-UP. Effective July 1, 2002, the amount of a Participant's Compensation for a Plan Year which is deferred pursuant to an election under
Section 3.5.

         2.14 CATCH-UP ACCOUNT. Effective July 1, 2002, the separate Account established and maintained on behalf of a Participant to reflect the Participant's interest in the Trust Fund attributable to Catch-Up Contributions on the Participant's behalf.

         2.15 CATCH-UP CONTRIBUTIONS. Effective July 1, 2002, the Contributions of the Company to the Trust Fund pursuant to Section 4.1(d).

         2.16 CODE. The Internal Revenue Code of 1986, as it has been and may be amended from time to time. Reference to any section of the Code shall include any provision successor thereto.

         2.17 COMPANY. The Sponsoring Company and each Related Company who adopts the Plan pursuant to Section 16.1. The term Company shall also include any successor employer to the Company, whether by merger, purchase of assets or otherwise which adopts the Plan. When used with reference to an Employee or Participant, the term shall mean the Company employing the Employee or Participant.

         2.18 COMPANY ACCOUNT. The separate Account established and maintained on behalf of a Participant to reflect the Participant's interest in the Trust Fund attributable to Company Contributions.

         2.19 COMPANY CONTRIBUTIONS. Contributions of the Company to the Trust Fund pursuant to Section 4.1(f).

         2.20  COMPENSATION.

              (a)  General Definition.

                  (1) On or After January 1, 2002. Effective for Plan Years beginning on or after January 1, 2002, the base salary or wages for services rendered which are paid by the Company to or for an Employee for a Plan Year which are subject to withholding for federal income tax purposes, plus the amount deferred by such Employee pursuant to an election made under Section 3.4 and, effective July 1, 2002, Section 3.5, under a cafeteria plan maintained by the Company and intended to comply with section 125 of the Code, or under a salary reduction fringe benefit transportation arrangement maintained by the Company and intended to comply with section 132(f)(4) of the Code. Compensation shall also include cost of living adjustments, overtime, shift differentials, discretionary incentive compensation bonuses, discretionary income bonuses, gain sharing pay, production-related bonuses, variable pay, other bonuses (except sign-on bonuses and retention bonuses), commissions, salary continuation payments, jury duty and witness pay, bereavement pay, vacation pay, and compensation in lieu of vacation. Compensation shall exclude taxable fringe benefits including short term and long term disability pay, income imputed to the Participant such as by reason of the Participant's use of Company-owned or -furnished property or group term life insurance in excess of $50,000, allowances for automobiles, country club fees, education, expense and reimbursements, carpools, relocation, rental assistance, travel and uniform allotments, severance pay, sign-on bonuses and retention bonuses, Company Contributions and Matching Contributions under this Plan or Company contributions under any other defined contribution plan sponsored by the Company, and amounts allocated for or distributed to or for the Participant under a nonqualified deferred compensation plan during the Plan Year. Compensation shall be taken into account only while an Employee is a Participant in the Plan. Compensation for purposes of determining a Participant's Elective Deferral Contributions, Employee Contributions, Matching Contributions and, effective July 1, 2002, Catch-Up Contributions shall consist of Compensation paid to the Participant during such Plan Year prior to the Participant's retirement, Disability, death or other Severance from Service.

                  (2) Before January 1, 2002. Effective for Plan Years beginning before January 1, 2002, the base salary or wages for services rendered which are paid by the Company to or for an Employee for a Plan Year which are subject to withholding for federal income tax purposes, plus the amount deferred by such Employee pursuant to an election made under Section 3, under a cafeteria plan maintained by the Company and intended to comply with section 125 of the Code or, effective January 1, 2001, under a salary reduction fringe benefit transportation arrangement maintained by the Company and intended to comply with section 132(f)(4) of the Code. Compensation shall also include overtime, shift differential, salary continuation payments, jury duty and witness pay, bereavement pay, vacation pay and gain sharing pay. Compensation shall exclude compensation in lieu of vacation time, any payments for education allowance, Company Contributions and Matching Contributions under this Plan, or Company contributions under any other defined contribution plan sponsored by the Company, discretionary income compensation, supplemental unemployment pay, imputed income, uniform allotment, country club fees, car allowances or any payments for car pools, severance pay, and relocation allowance. Compensation shall be taken into account only while an Employee is a Participant in the Plan. Compensation for purposes of determining a Participant's Elective Deferral Contributions, Employee Contributions and Matching Contributions shall consist of Compensation paid to the Participant during such Plan Year.

              (b) Limitation. Effective on or after January 1, 2002, Compensation shall not include amounts in excess of $200,000, or such larger amount as may be determined by the Secretary of Treasury pursuant to section 401(a)(17)(B) of the Code. Effective prior to January 1, 2002, Compensation shall not include amounts in excess of $160,000, or such larger amount as may be determined by the Secretary of Treasury pursuant to section 401(a)(17)(B) of the Code.

              (c) Exception to Compensation Definition. Effective January 1, 2001, for purposes of compliance with certain nondiscrimination tests set forth in sections 401(k), 401(m) and 410(b) of the Code, the Company may use a broader definition of compensation than the definition given under Section 2.20(a), so long as such broader definition of compensation satisfies the requirements of section 414(s) of the Code and related regulations.

         2.21 CONTRIBUTIONS. Company Contributions, Matching Contributions, Employee Contributions, Rollover Contributions, Elective Deferral Contributions, Supplemental Contributions, and, effective July 1, 2002, Catch-Up Contributions are sometimes referred to herein collectively as Contributions.

         2.22 DIRECT ROLLOVER. A payment by the Plan to the Eligible Retirement Plan specified by the Distributee.

         2.23 DIRECTED ACCOUNT. The separate Account established and maintained on behalf of a Participant pursuant to Section 12.8.



         2.24  DISABILITY OR DISABLED.

              (a) On or After January 1, 2001. Effective for disabilities incurred on or after January 1, 2001, a Participant who is covered by the Company's long term disability plan and who meets the criteria for a benefit under such long term disability plan. A determination by the insurer of the long term disability plan that the Participant meets the criteria for a benefit under such long term disability plan shall also constitute a determination as to whether a Participant is Disabled under this Section 2.24(a) for Plan purposes.

              (b) Before January 1, 2001. Effective for disabilities incurred prior to January 1, 2001, a Participant's incapacity to engage in any substantial gainful activity because of a medically determinable physical or mental impairment which can be expected to result in death, or to be of long, continued and indefinite duration. Such determination of Disability shall be made by the Benefits Committee with the advice of competent medical authority. All Participants in similar circumstances will be treated alike.

         2.25 DISTRIBUTEE. A Distributee includes a Participant, a Participant's spouse, surviving spouse or former spouse who is the alternate payee under a Qualified Domestic Relations Order.

         2.26 EFFECTIVE DATE. The effective date of the amendment and restatement of the Prior Plan, which is January 1, 1997, except as otherwise specifically provided herein. The term shall also mean the effective date of the Joinder Agreement of a Company which adopts the Plan.

         2.27 ELECTIVE DEFERRAL. The amount of a Participant's Compensation for a Plan Year which is deferred pursuant to an election under Section 3.4.

         2.28 ELECTIVE DEFERRAL ACCOUNT. The separate Account established and maintained on behalf of a Participant to reflect the Participant's interest in the Trust Fund attributable to Elective Deferral Contributions on the Participant's behalf.

         2.29 ELECTIVE DEFERRAL CONTRIBUTIONS. The contributions of the Company to the Trust Fund pursuant to Section 4.1(a).

         2.30 ELIGIBLE RETIREMENT PLAN. An individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or a qualified plan described in section 401(a) of the Code, that accepts the Distributee's Eligible Rollover Distribution. However, in the case of an Eligible Rollover Distribution to the surviving spouse, an Eligible Retirement Plan is an individual retirement account or individual retirement annuity. Effective for Eligible Rollover Distributions made after December 31, 2001, an Eligible Retirement Plan shall also mean an annuity contract described in section 403(b) of the Code and an eligible plan under section 457(b) of the Code which is maintained by a state, political subdivision of s state, or any agency or instrumentality of a state or political subdivision of a state and which agrees to separately account for amounts transferred into such plan from this Plan. The definition of Eligible Retirement Plan shall also apply in the case of a distribution to a surviving spouse, or to a spouse or former spouse who is alternate payee under a Qualified Domestic Relation Order.

         2.31 ELIGIBLE ROLLOVER DISTRIBUTION. A distribution of all or any portion of the Account Balance of the Distributee, except that an Eligible Rollover Distribution does not include:

              (a) a distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the Distributee or the joint lives (or joint life expectancies) of the Distributee and the Distributee's designated Beneficiary, or for a specified period of ten years or more;

         (b) a distribution  to the extent such  distribution  is required under section 401(a)(9) of the Code;

              (c) the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities);

              (d) effective for distributions made after December 31, 1998, a distribution which is a hardship distribution as defined in section 401(k)(2)(B)(i)(IV) of the Code; or

              (e) a distribution that is includable in gross income which, when combined with all other such distributions to the Distributee during the Plan Year, is reasonably expected to total less than $200.

However, for distributions made after December 31, 2001, a portion of a distribution shall not fail to be an Eligible Rollover Distribution merely because the portion consists of Employee Contributions which are not includable in gross income. However, such portion may be transferred only to an individual retirement account or annuity described in section 408(a) or (b) of the Code, or to a qualified defined contribution plan described in section 401(a) or 403(a) of the Code that agrees to separately account for amounts so transferred, including separately accounting for the portion of such distribution which is includable in gross income and the portion of such distribution which is not so includable.

         2.32 EMPLOYEE. Any person employed by the Company, provided, the term Employee shall not include (a) any person whose employment becomes the subject matter of a collective bargaining agreement between employee representatives and the Company unless such collective bargaining agreement expressly provides that such person is eligible for participation in the Plan, (b) any person who is a Leased Employee, (c) any person, whether or not deemed a common-law employee, who is not a Leased Employee but who provides services to the Company pursuant to an agreement between the Company and any other person whether for services of a year or more or for periods of less than one year, or (d) any person classified by the Company as an independent contractor, whether or not deemed a common-law employee.

         2.33 EMPLOYEE CONTRIBUTION ACCOUNT. The separate Account established and maintained on behalf of a Participant to reflect the Participant's interest in the Trust Fund attributable to Employee Contributions.

         2.34 EMPLOYEE CONTRIBUTIONS. The Contributions of a Participant made on an after-tax basis pursuant to Section 3.6.

         2.35  ENTRY DATE.

              (a) On or After January 1, 2002. Effective January 1, 2002, an Employee who has fulfilled the eligibility requirements may enroll in the Plan as soon as administratively practicable after receipt of notice by the Plan Administrator or its representative regardless of whether such Employee elects to enroll in the Plan within 30 days of the Employee's date of hire.

              (b) On or After January 1, 2000 But Before January 1, 2002. Effective January 1, 2000, for an Employee who does not elect to enroll in the Plan within 30 days of the Employee's date of hire, the term Entry Date shall mean the first day of each calendar quarter in a Plan Year.

              (c) On or After January 1, 1998 But Before January 1, 2000. Effective January 1, 1998, the term Entry Date means either the Effective Date or the date immediately thereafter when an Employee who has fulfilled the eligibility requirements commences participation in the Plan, provided such Employee elects to enroll in the Plan within 30 days of the Employee's date of hire. For an Employee who does not elect to enroll in the Plan within 30 days of the Employee's date of hire, the term Entry Date shall mean the first day of January and the first day of July in a Plan Year.

              (d) Before January 1, 1998. Prior to January 1, 1998, the term Entry Date means either the Effective Date or the date immediately thereafter when an Employee who has fulfilled the eligibility requirements commences participation in the Plan. Any Employee who has satisfied the maximum eligibility requirements permissible under ERISA, shall be eligible to commence participation in this Plan no later than the earlier of (1) or (2), below, as applicable, provided that the Employee has not experienced a Severance from Service.

                  (1) The first day of the first Plan Year beginning after the date on which the Employee satisfied such requirements; or

                  (2) The date six months after the date on which the Employee satisfied such requirements.

              (e) Return to Service. If an Employee is not in the active service of the Company as of the Employee's initial Entry Date, such Employee's subsequent Entry Date shall be the date the Employee returns to the active Service of the Company, provided the Employee still meets the eligibility requirements. If an Employee does not enroll as a Participant as of the Employee's initial Entry Date, the Employee's subsequent Entry Date shall be the applicable Entry Date as specified above when the Employee actually enrolls as a Participant.

         2.36 ERISA. The Employee Retirement Income Security Act of 1974, as it has been and may be amended from time to time. Reference to any section of ERISA shall include any provision successor thereto.

         2.37 5% OWNER. Any person who owns (or is considered as owning within the meaning of section 318 of the Code) more than 5% of the outstanding stock of the Company or stock possessing more than 5% of the total combined voting power of all stock of the Company; or, if the Company is not a corporation, any person who owns more than 5% of the capital or profits interest in the Company.

         2.38 FORFEITURES. The portion of a Participant's Company Account or Matching Account which is subject to forfeiture pursuant to Section 7.6 by reason of the Participant's Severance from Service, and any other Forfeitures provided for herein.

         2.39  HIGHLY COMPENSATED EMPLOYEE.

              (a) General Definition. Any Employee who (1) during the Plan Year or the preceding Plan Year was at any time a 5% Owner or (2) during the preceding Plan Year, received compensation in excess of $80,000 (as adjusted pursuant to sections 414(q) and 415(d) of the Code) and was also in the top-paid group of employees for such preceding Plan Year. For purposes of this Section 2.39(a), "compensation" shall include compensation from the Company and any employer required to be aggregated with the Company under section 414(b), (c),
(m), or (o) of the Code. The term Highly Compensated Employees includes highly compensated active employees and highly compensated former employees.

              (b) Highly Compensated Former Employee. Any Employee who (1) separated from service with the Company, or is deemed to have separated from service, prior to the Plan Year, (2) performs no service for the Company during the Plan Year, and (3) was a Highly Compensated Employee during either the Plan Year in which such separation from service occurred or in any Plan Year ending on or after the Employee's 55th birthday.

              (c) Inclusion in Top Paid Group. For purposes of Section 2.39(a), an Employee shall be considered a member of the "top paid group" for any year if such Employee is in the group consisting of the top 20% of the employees of the Company when ranked on the basis of compensation paid during the year, pursuant to section 414(q)(3) of the Code.

              (d) Application of Section 414(q). For purposes of determining whether an Employee is a Highly Compensated Employee, the provisions of section 414(q) of the Code, and the regulations thereunder, shall apply.

         2.40 HOUR OF SERVICE.The following shall constitute Hours of Service under the Plan:

              (a) Hours Paid For Performance of Duties. Each hour for which an Employee is paid, or entitled to payment, for the performance of duties for the Company. These hours shall be credited to the Employee for the computation period or periods in which the duties are performed.

              (b) Hours Paid When No Performance of Duties. Each hour for which an Employee is paid, or entitled to payment, by the Company on account of a period during which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty or leave of absence. No more than 501 Hours of Service shall be credited under this Section 2.40(b) for any single continuous period (whether or not such period occurs in a single computation period). Hours under this Section 2.40(b) shall be calculated and credited pursuant to section 2530.200b-2 of the Department of Labor Regulations which are incorporated herein by this reference.

              (c) Hours Paid For Back Pay. Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Company. The same Hours of Service shall not be credited both under Section 2.40(a) or (b), above, as the case may be, and under this Section 2.40(c). These hours shall be credited to the Employee for the computation period or periods to which the award or agreement pertains rather than the computation period in which the award, agreement or payment is made.

              (d) Child Related Absences Affecting Break in Service. Effective for absences in Plan Years beginning after December 31, 1984, in determining whether a Break in Service has been incurred by a Participant who is absent from work for any period (1) by reason of pregnancy, (2) by reason of the birth of the Participant's child, (3) by reason of the placement of a child with the Participant in connection with the adoption of such child by the Participant or
(4) for purposes of caring for such child for a period beginning immediately following such birth or placement, Hours of Service shall include each hour which normally would have been credited to such Participant but for such absence. If the Plan is unable to determine the number of hours which normally would have been credited to such Participant but for such absence, eight Hours of Service for each normal work day of absence shall be credited. No more than 501 Hours of Service shall be credited under this Section 2.40(d). The Hours of Service credited under this Section 2.40(d) shall be credited only for the Plan Year in which the absence begins if the Participant would be prevented from incurring a Break in Service in such Plan Year solely because the period of absence is treated as Hours of Service, or, in any other case, in the immediately following Plan Year. A Participant to whom this Section 2.40(d) applies shall furnish to the Benefits Committee or its representative evidence that the absence from work is for the reasons set forth in this Section 2.40(d) and the number of days for which there was an absence.

              (e) Determination Made Based On Actual Hours Paid or Entitled to Payment. Except as provided in Section 2.40(d), Hours of Service shall be determined on the basis of actual hours for which an Employee is paid or entitled to payment, provided, when records are not available for tabulating actual hours worked, an Employee may be credited with 45 hours for each week or 95 hours for each semi-monthly payroll period, whichever is applicable, in which the Employee is paid, or entitled to be paid, for at least one hour for the performance of duties for the Company.

              (f) Determination of Service. Anything in the Plan to the contrary notwithstanding, in determining an Employee's service, the Employee shall be entitled to such credit, if any, as is required by federal law. For purposes of determining service under the Plan, service for the following shall be treated as if it were service for the Company:

                  (1)  each Related Company; and

         (2) any other predecessor employer within the meaning of, and to the extent required under, section 414(a) of the Code; and

                  (3) any entity required to be aggregated with the Company pursuant to section 414(o) of the Code and regulations promulgated thereunder.

         2.41 JOINDER AGREEMENT. The form prescribed by the Benefits Committee pursuant to which a Related Company adopts the Plan, as provided in Section 16.1.

         2.42 LEASED EMPLOYEE. Any person who provides services to the Company (other than an employee of the Company) if such services are provided pursuant to an agreement between the Company and any other person, such person has performed such services for the Company (or for the Company and related persons determined in accordance with section 414(n)(6) of the Code) on a substantially full-time basis for a period of at least one year, and such services are performed under the primary direction or control of the Company. Provided, that such Leased Employee shall be treated as an Employee solely for purposes of demonstrating compliance with certain nondiscrimination tests set forth in section 414(n)(3) of the Code, unless: (a) such Leased Employee is covered under a money purchase pension plan providing a non-integrated employer contribution rate of at least 10% of compensation (as defined in section 415(c)(3) of the Code, but including amounts contributed pursuant to a salary reduction agreement which are excludable from the employee's gross income under sections 125, 402(e)(3), 402(h) or 403(b) of the Code), immediate participation and full and immediate vesting, and (b) not more than 20% of the Company's employees who are not Highly Compensated Employees are Leased Employees. In determining whether an individual is a Leased Employee, the provisions of section 414(n) of the Code, and the regulations thereunder, shall apply.

         2.43 MATCHING ACCOUNT. The separate Account established and maintained on behalf of a Participant to reflect the Participant's interest in the Trust Fund attributable to Matching Contributions made on the Participant's behalf.

         2.44 MATCHING CONTRIBUTIONS. Contributions of the Company to the Trust Fund pursuant to Section 4.1(e).

         2.45 NORMAL RETIREMENT AGE. Effective January 1, 2001, a Participant's 65th birthday. For an Employee who becomes a Participant after the Employee's 65th birthday, the Normal Retirement Age shall be the day the Employee becomes a Participant. Prior to January 1, 2001, the later of a Participant's 65th birthday or the fifth anniversary of the date the Employee becomes a Participant.

         2.46 1% OWNER. Any person who owns (or is considered as owning within the meaning of section 318 of the Code) more than 1% of the outstanding stock of the Company or stock possessing more than 1% of the total combined voting power of all stock of the Company; or, if the Company is not a corporation, any person who owns more than 1% of the capital or profits interest in the Company.

         2.47 PARTICIPANT. An eligible Employee who becomes a Participant. The term shall also include, where appropriate, a former Participant whose service with the Company has terminated when such person is entitled to a Benefit hereunder.

         2.48 PARTICIPANT'S COMPANY STOCK ACCOUNT. The portion, if any, of a Participant's Accounts which are invested in shares of the Company's stock. Such Participant's Company Stock Account shall be credited with dividends paid, if any. Amounts which are to be invested in the Participant's Company Stock Account may be invested in any short term account prior to actual investment in the Participant's Company Stock Account. The Trustee will vote the shares of the Company's stock invested in the Participant's Company Stock Account in accordance with any instructions received by the Trustee from the Participant.

         2.49 PERIOD OF SERVICE OR SERVICE. The Company-Employee relationship which begins on the Employee's employment date and continues until the Employee's Severance from Service date. An Employee's Period of Service shall include any Period of Severance beginning on the Employee's Severance from Service date which is less than 12 months.

         2.50 PERIOD OF SEVERANCE. A period of time commencing on the Participant's Severance from Service date and ending on the date such individual is re-employed by the Company.

         2.51 PLAN. Effective January 1, 2001, the Commonwealth Industries, Inc. 401(k) Plan provided for herein, as it may be amended from time to time. Prior to January 1, 2001, but on and after January 1, 1998, the Plan was known as the Commonwealth Industries Savings Plan. Prior to January 1, 1998, but on and after August 1, 1997, the Plan was known as the Commonwealth Industries, Inc. Savings Plan. Prior to August 1, 1997, the Plan was known as the Commonwealth Aluminum Corporation Savings Plan.

         2.52 PLAN ADMINISTRATOR OR ADMINISTRATOR. The Sponsoring Company or other person or persons designated by the Board of Directors of the Sponsoring Company as the Plan Administrator.

         2.53 PLAN YEAR. The consecutive 12-month period beginning on the first day of January in each year and ending on the last day of December.

         2.54 PRIOR PLAN. The profit sharing plan and trust of the Company, as constituted on the day prior to the Effective Date.

         2.55  QUALIFIED  DOMESTIC   RELATIONS  ORDER.  A  "qualified   domestic
relations order," as defined in section 414(p) of the Code and section 206(d)(3) of ERISA.

         2.56 RELATED COMPANY. Either (a) a member of a "controlled group of corporations" (as defined in section 1563(a) of the Code, determined without regard to sections 1563(a)(4) and (e)(3)(C) of the Code, except that, for the purposes of Section 6.5, the phrase "more than 50%" shall be substituted for the phrase "at least 80%" in section 1563(a)(1) of the Code) of which the Company is a member, (b) an unincorporated trade or business which is under common control with the Company, as determined under section 414(c) of the Code, (c) a member of an "affiliated service group" (as defined under section 414(m) of the Code) of which the Company is a member, (d) any entity required to be aggregated with the Company under section 414(o) of the Code or (e) any other subsidiary or affiliate of the Company designated by the Board of Directors to be a Related Company.

         2.57 REQUIRED BEGINNING DATE. Effective for Participants who attain age 70-1/2 before January 1, 1996, the first day of April following the calendar year in which the Participant attains age 70-1/2. Effective January 1, 1997, the Required Beginning Date for Participants, including Participants who attain age 70-1/2 during the 1996 calendar year, shall be determined as follows:

         (a) Non-5% Owners. The first day of April following the calendar year in which the later of separation from service or age 70-1/2 occurs.

              (b) 5% Owners. For Participants who are 5% Owners at any time during the Plan Year ending with or within the calendar year in which such Participant attains age 70-1/2, the first day of April following the calendar year in which the Participant attains age 70-1/2.

              (c) Special Election. For Participants who attain age 70-1/2 on or after January 1, 1996 but prior to January 1, 1999, the Participant's Required Beginning Date may be as set forth above for Participants who attain age 70-1/2 before January 1, 1996, pursuant to a written election by the Participant which is filed with the Plan Administrator or its representative.

         2.58 ROLLOVER ACCOUNT. The separate Account established and maintained on behalf of an Employee to reflect the Employee's interest in the Trust Fund attributable to the Employee's Rollover Contributions.

         2.59 ROLLOVER CONTRIBUTION. A rollover amount or rollover contribution described in sections 402(c)(4) or 408(d)(3) of the Code, or any other amount held on behalf of an Employee in a trust (other than the Trust Fund) which is part of a plan which is qualified under sections 401(a) and 501(a) of the Code and permits amounts to be transferred to the Trust Fund. Effective January 1, 2002, Rollover Contributions shall include eligible rollover distributions from a qualified plan described in section 401(a) or 403(a) of the Code, including after-tax employee contributions, eligible rollover distributions from an annuity contract described in section 403(b) of the Code, excluding after-tax employee contributions, and eligible rollover distributions from an eligible plan under section 457(b) of the Code which is maintained by a state, political subdivision of a state, or any agency or instrumentality of a state or political subdivision of a state. Each Rollover Contribution of an Employee shall be maintained in a separate Rollover Account.

         2.60 SEVERANCE FROM SERVICE. A severance of the Company-Employee relationship which occurs prior to a Participant's Normal Retirement Age for any reason other than Disability or death.

         2.61 SPONSORING COMPANY. Effective August 1, 1997, Commonwealth Industries, Inc., a Delaware corporation, and any successor employer, whether by merger, purchase of assets or otherwise, who adopts the Plan. Prior to August 1, 1997, the Sponsoring Company was known as the Commonwealth Aluminum Corporation, a Delaware corporation, and the Commonwealth Aluminum Sales Corporation, a Delaware corporation.

         2.62 SUPPLEMENTAL CONTRIBUTIONS. The contributions of the Company to the Trust Fund pursuant to Section 4.1(b). A Participant may not elect to receive Supplemental Contributions in cash in lieu of contributions to the Plan, nor shall Supplemental Contributions be available as hardship withdrawals under
Section 8.3.

         2.63 TRUST. The Trust Agreement effective January 1, 1994, by and between Commonwealth Industries, Inc. (then known as Commonwealth Aluminum Corporation) and CG Trust Company, and as it may be further amended from time to time.
         2.64 TRUST FUND. All cash, securities or other property held by the Trustee in the Trust on the date hereof and received hereafter by the Trustee as Contributions and all securities or other property purchased or acquired therewith or therefrom, together with any increase, accretion or accumulation thereon, and income therefrom, less distributions, payments or expenditures therefrom as authorized herein, which is held in the Trust Fund pursuant to the Plan.

         2.65 TRUSTEE. CG Trust Company and any successor Trustee or Trustees designated in the manner set forth in the Trust, which accepts the Trust Fund.

         2.66  VALUATION DATE.  Each business day during the Plan Year.

         2.67 YEAR OF SERVICE. A Period of Service equaling 12 months. Service counted in computing Years of Service need not be continuous or consecutive, and all fractional periods of employment shall be aggregated.

                                    ARTICLE 3

                          ELIGIBILITY FOR PARTICIPATION

         3.1  DATE EMPLOYEES BECOME PARTICIPANTS.

              (a) Participants Eligible on Effective Date. Each Employee who was a Participant in the Prior Plan on the day before the Effective Date shall continue to be a Participant in the Plan if the Employee is still employed by the Company on the Effective Date.

              (b) Other Employees. Effective January 1, 1998, each Employee regularly scheduled to work at least 1,000 Hours of Service during the Employee's first year of employment shall become a Participant as of the Entry Date coincident with or immediately following the date the Employee first becomes regularly scheduled to work at least 1,000 Hours of Service during the Employee's first year of employment; provided, if an Employee is not regularly scheduled to work 1,000 Hours of Service during the Employee's first year of employment, such Employee shall become a Participant on the first Entry Date coincident with or immediately following the end of the Plan Year during which such Employee actually completes 1,000 Hours of Service. Prior to January 1, 1998, each Employee who is classified as a full-time salaried Employee shall become a Participant on the Entry Date coincident with or immediately following the Date the Employee first becomes classified as a full-time salaried Employee.

         3.2 ELIGIBILITY OF REHIRED EMPLOYEES. A Participant who incurs a Severance from Service and again becomes an Employee shall become a Participant effective as of the date of the Employee's rehire. All other Employees who incur a Severance from Service and again become an Employee shall become Participants as provided in Section 3.1. Solely for purposes of this Section 3.2, the phrase Severance from Service shall include retirement on or after Normal Retirement Age and termination because of Disability.

         3.3 NOTICE OF PARTICIPATION. Each Employee shall be notified when such Employee becomes eligible to be a Participant and at such time shall be furnished with (a) a summary of the Plan, (b) a form on which to elect Elective Deferrals, (c) a form for designating a Beneficiary and (d) a form on which to select the investment of Accounts under Section 12.8. Notwithstanding the foregoing, any election, designation or selection described as being made on a form in this Section 3.3 may be provided by electronic means pursuant to instructions provided by the Benefits Committee or its representative.

         3.4  ELECTIVE DEFERRAL ELECTION.

              (a)  Amount of Elective Deferral Election.

                  (1) On or After January 1, 2002. Effective for Plan Years beginning on or after January 1, 2002, each Participant shall be entitled to elect, in a whole percentage, that a portion of the Participant's Compensation earned after such election be deferred and contributed by the Company to the Plan as an Elective Deferral Contribution, as set forth in
     Section 4.1(a). The Elective Deferral Contribution of a Participant who is a Highly Compensated Employee for the Plan Year shall be limited to the lesser of (A) $11,000 (or such larger amount as may be determined under section 402(g) of the Code or by the Secretary of Treasury under sections 402(g) and 415(d) of the Code), or (B) 6% of such Participant's Compensation for the Plan Year. The Elective Deferral Contribution of a Participant who is not a Highly Compensated Employee for the Plan Year shall be limited to the lesser of (I) $11,000 (or such larger amount as may be determined under section 402(g) of the Code or by the Secretary of Treasury under sections 402(g) and 415(d) of the Code), or (II) 100% of such Participant's Compensation for the Plan Year. Effective July 1, 2002, the dollar limitation imposed by this Section 3.4(a)(1) shall not apply to Catch-Up Contributions.

                  (2) Before January 1, 2002. Effective for Plan Years beginning before January 1, 2002, each Participant shall be entitled to elect, in a whole percentage, that a portion of the Participant's Compensation earned after such election be deferred and contributed by the Company to the Plan as an Elective Deferral Contribution, as set forth in Section 4.1(a). A Participant's Elective Deferral Contribution for a Plan Year shall not exceed the lesser of (A) $9,500 (or such larger amount as may be determined by the Secretary of Treasury pursuant to sections 402(g) and 415(d) of the
     Code) or (B) 15% of the Participant's Compensation for the Plan Year. Effective for the Plan Year beginning January 1, 1997 and ending December 31, 1997, "14%" shall be substituted for "15%" in the preceding sentence.

              (b) Manner of Making Elective Deferral Election Upon First Becoming Eligible. An election under this Section 3.4 shall be made at the time and in the manner determined by the Benefits Committee. A Participant who first becomes eligible to participate pursuant to Section 3.1 shall make an Elective Deferral election on or before the Entry Date on which the Employee becomes a Participant, as determined by the Benefits Committee or its representative. Such election shall continue in effect until modified or terminated.

         (c) Manner of Initiating, Modifying, Recommencing or Terminating Elective Deferral Election After Becoming Eligible.

                  (1) On or After January 1, 2002. Effective January 1, 2002, a Participant may initiate, modify, recommence or terminate an Elective Deferral election effective as soon as administratively practicable after receipt of notice of such initiation, modification, recommencement or termination by the Plan Administrator or its representative in the manner designated by the Plan Administrator.

                  (2) On or after January 1, 2000 But Before January 1, 2002. Effective January 1, 2000, a Participant may modify or initiate an Elective Deferral election effective on the first day of the next calendar quarter, upon at least 15 days prior written notice to the Plan Administrator or its representative. A Participant may terminate an Elective Deferral election at any time, upon at least 15 days prior written notice provided to the Plan Administrator or its representative.

                  (3) On or After January 1, 1997 But Before January 1, 2000. A Participant may modify or initiate an Elective Deferral election effective on the next following January 1 or July 1, upon at least 15 days prior written notice provided to the Plan Administrator or its representative; provided with respect to Participants who were employees of CasTech Aluminum Group, Inc. as of December 31, 1997 may modify or initiate an Elective Deferral election effective on the first day of the next calendar quarter, upon at least 15 day prior written notice provided to the Plan Administrator or its representative. A Participant may terminate an Elective Deferral election at any time, upon at least 15 days prior written notice provided to the Plan Administrator or its representative.

              (d) Automatic Elective Deferral Election. Notwithstanding anything in this Section 3.4 to the contrary, effective on or after January 1, 2002 on the date the Benefits Committee so elects (if the Benefits Committee so elects), an automatic Elective Deferral in the amount of 3% of Compensation shall be made on behalf of each Employee who is first employed by a Company on or after the date elected by the Benefits Committee, beginning with the first payroll period that commences after the Employee's date of hire (which shall be the Employee's Entry Date). An Employee on behalf of whom such automatic Elective Deferrals are made shall become a Participant in the Plan as a result of such automatic Elective Deferrals. The Employee may file an Elective Deferral election with the Plan Administrator or its representative not to make Elective Deferrals or to make Elective Deferrals at a different percentage level at any time during the period prior to the first payroll date following the Employee's date of hire. Such alternative Elective Deferral election shall be made in accordance with the provisions of this Section 3.4. If an automatic Elective Deferral is begun on behalf of an Employee, such Employee may modify, terminate, or recommence the Employee's Elective Deferral election in accordance with this Section 3.4.

              (e) Excess Elective Deferral Contributions. Anything in Section 3.4(a) to the contrary notwithstanding, Elective Deferral Contributions which would require the Company to defer more than $9,500 (or such larger amount as may be determined by the Secretary of Treasury pursuant to sections 402(g) and 415(d) of the Code) on behalf of a Participant in the taxable year of the Participant shall not be honored and shall be returned to the Participant. In determining whether such Elective Deferral Contributions exceed the limit established under sections 402(g) and 415(d) of the Code as in effect on the first day of the Participant's taxable year, the following deferrals shall be taken into account:

                  (1) elective deferrals made by a Participant under any other qualified cash or deferred arrangement (as defined in section 401(k) of the Code),

         (2) any employer contribution to a simplified employee pension (as defined in section 408(k) of the Code),

         (3) any eligible deferred compensation plan under section 457 of the Code,

         (4) any plan described under section 501(c)(18) of the Code, and

                  (5) any employer contribution to an annuity contract described in section 403(b) of the Code under a salary reduction agreement.

The Allocable Income attributable to excess Elective Deferral Contributions for the taxable year of the Participant shall also be returned to the Participant. Such excess deferrals shall be returned to the Participant if the Participant notifies the Plan Administrator or its representative in writing no later than the March 1 immediately following the close of the Participant's taxable year for which the excess Elective Deferral Contribution was received by the Plan.

              (f) Elective Deferral Contributions in Excess of Deduction Limits. Elections made under this Section 3.4 shall be in the form of a reduction of Compensation. Effective for Plan Years beginning before January 1, 2002, in the event that the Company Contributions, Elective Deferral Contributions, Matching Contributions and Supplemental Contributions for a Plan Year would in the aggregate exceed 15% of the total Compensation of all Participants for such Plan Year because of elections under this Section 3.4, the percentage of Compensation which each Participant who defers at the highest percentage has elected to defer shall be reduced so that such Contributions for such Plan Year do not exceed 15% of the total Compensation of all Participants for such Plan Year.

         3.5 CATCH-UP CONTRIBUTIONS. Effective July 1, 2002, each Participant
(a) who is eligible to make Elective Deferral Contributions pursuant to Section 3.4, and (b) who has attained the age of 50 before the close of the Plan Year shall be eligible to make Catch-Up Contributions in accordance with, and subject to the limitations of, section 414(v) of the Code. Such Catch-Up Contributions shall not be taken into account for purposes of the provisions of the Plan implementing the required limitations of sections 402(g) and 415 of the Code. The Plan shall not be treated as failing to satisfy the provisions of the Plan implementing the requirements of sections 401(k)(3), 401(k)(11), 401(k)(12), 410(b) or 416 of the Code, as applicable, by reason of the making of such Catch-Up Contributions.

         3.6  EMPLOYEE CONTRIBUTIONS.

              (a) Amount of Employee Contributions. Effective for Plan Years beginning before January 1, 2002, each Participant may elect to make Employee Contributions to the Trust Fund for the Participant's Employee Contribution Account in an amount equal to not less than 1% nor more than 15% of the Participant's Compensation; provided, the aggregate amount of Employee Contributions and Elective Deferral Contributions for a Plan Year shall not exceed 15% of the Participant's Compensation for the Plan Year. Effective for the Plan Year beginning January 1, 1997 and ending December 31, 1997, "14%" shall be substituted for "15%" wherever it occurs in the preceding sentence.

              (b) Manner of Making Employee Contribution Election Upon First Becoming Eligible. Effective for Plan Years beginning before January 1, 2002, a Participant who first becomes eligible to participate pursuant to Section 3.1 shall make an Employee Contribution election on or before the Entry Date on which the Employee becomes a Participant, as determined by the Benefits Committee or its representative. Such election shall continue in effect until modified or terminated, but in all cases shall end not later than December 31, 2001.

         (c) Manner of Initiating, Modifying, Recommencing, or Terminating Employee Contribution Election After Becoming Eligible.

                  (1) On or After January 1, 2000 But Before January 1, 2002. Effective January 1, 2000 but before January 1, 2002, a Participant may modify or initiate an Employee Contribution election effective on the first day of the next calendar quarter, upon at least 15 days prior written notice provided to the Plan Administrator or its representative. A Participant may terminate an Employee Contribution election at any time, upon at least 15 days prior written notice provided to the Plan Administrator or its representative.

                  (2) On or After January 1, 1997 But Before January 1, 2000. Effective January 1, 1997 but before January 1, 2000, a Participant may modify or initiate an Employee Contribution election effective on the next following January 1 or July 1, upon at least 15 days prior written notice provided to the Plan Administrator or its representative. A Participant may terminate an Employee Contribution election at any time, upon at least 15 days prior written notice provided to the Plan Administrator or its representative.

         (d) Payment of Employee Contributions. Employee Contributions shall be deducted from the Participant's Compensation.

         (e) Vesting in Employee  Contribution  Account.  A Participant shall at
all  times  have  a  nonforfeitable   interest  in  the  Participant's  Employee
Contribution Account.

              (f) Allocations to Employee Contribution Accounts. No Contributions by the Company or Forfeitures shall be allocated to Employee Contribution Accounts, however, investment earnings (or losses) of the Trust Fund shall be allocated to all Employee Contribution Accounts in the same manner provided for all other Accounts, as set forth in Section 6.2.

         3.7 PROVISIONS OF PLAN BINDING ON PARTICIPANTS. Upon becoming a Participant, a Participant shall be bound then and thereafter by the provisions of the election forms and designation of Beneficiary form filed by the Participant and by the terms of the Plan, including all amendments thereto.

         3.8  CHANGE IN EMPLOYMENT STATUS.

              (a) Cease Status as an Employee. Any Participant whose employment becomes the subject matter of a collective bargaining agreement between employee representatives and the Company shall not continue to be a Participant in the Plan unless such collective bargaining agreement expressly provides that such person is eligible for continued participation in the Plan. If such collective bargaining agreement does not provide for continued participation, then during the period the Participant does not meet the definition of an Employee, but is still employed by the Company or a Related Company, (a) no further Contributions shall be made by or on behalf of the Participant, (b) earnings and losses shall continue to be allocated to the Participant's Accounts as provided in Section 6.2, and (c) Years of Service shall continue to be credited to the Participant. If the Participant becomes a participant in another defined contribution 401(k) or other profit sharing plan sponsored by the Company or a Related Company, the Participant's Account Balances may be transferred to the other defined contribution plan in a trustee to trustee transfer at the direction of a member of the Benefits Committee a soon as practicable after participation commence in the other defined contribution plan and the transfer is approved by an appropriate fiduciary of the other defined contribution plan.

              (b) Commence Status as an Employee. In the event a person employed by the Company does not meet the definition of an Employee, but later meets the definition of an Employee, such person shall immediately become a Participant if that person has met the eligibility requirements of Section 3.1. If such person has not met the eligibility requirements of Section 3.1, such person shall become a Participant after satisfying the provisions of Section 3.1. In determining Years of Service, such person shall be credited with all Years of Service as an employee, even though such person did not meet the definition of Employee during some or all of such period. If the Employee formerly participated in another defined contribution 401(k) or other profit sharing plan sponsored by the Company or a Related Company and then commenced participation in the Plan, upon the direction of an appropriate fiduciary of the other defined contribution plan and approval by a member of the Benefits Committee, the Participant's account balances under the other defined contribution plan shall be transferred to the Plan in a trustee to trustee transfer as soon as practicable after the Employee commences participation in the Plan. Effective January 1, 2002, any Participant whose account balances under such other defined contribution plan are transferred to the Plan must make an Elective Deferral election in accordance with Section 3.4 and an Employee Contribution election in accordance with Section 3.6 before Elective Deferrals and Employee Contributions, as applicable, will be contributed on behalf of the Participant.

         3.9 CORRECTION OF INADVERTENT ERROR. Anything in the Plan to the contrary notwithstanding, if a Participant is inadvertently excluded from participation in any Plan Year, or if the Accounts of any Participant are inadvertently credited or debited with an incorrect amount for any Plan Year, the Benefits Committee shall correct such error as soon as is administratively practicable after the discovery of the error. In the event an error in the Participant's Account cannot be corrected in any other manner, the Company shall contribute in the Plan Year in which the error is discovered an amount necessary to place the Participant's Account in the same position in which it would have been had the error not been made.

                                    ARTICLE 4

              ELECTIVE DEFERRAL, SUPPLEMENTAL, EMPLOYEE, CATCH-UP,
                       MATCHING, AND COMPANY CONTRIBUTIONS


         4.1  AMOUNT OF CONTRIBUTIONS.

              (a) Elective Deferral Contributions. The Company shall make an Elective Deferral Contribution for each Plan Year for each Participant in the amount of such Participant's Elective Deferral for such Plan Year.

              (b) Supplemental Contributions. The Company may make Supplemental Contributions to the Elective Deferral Accounts of Participants, other than Highly Compensated Employees, in an amount necessary to meet the requirements of
Section 6.3. A separate accounting of all Supplemental Contributions shall be made.

              (c) Employee Contributions. Effective for Plan Years beginning before January 1, 2002, the Company shall make an Employee Contribution for each Plan Year for each Participant in accordance with Section 3.6(d) in the amount of such Participant's election regarding Employee Contributions unless such Employee Contributions are paid directly to the Trustee by the Participant.

              (d) Catch-Up Contributions. Effective July 1, 2002, the Company shall make a Catch-Up Contribution for each Plan Year for each Participant in the amount of such Participant's Catch-Up for such Plan Year.

              (e)  Matching Contributions.

                  (1) On or after January 1, 2002. Effective for Plan Years beginning on or after January 1, 2002, the Company shall make a Matching Contribution on behalf of each Participant who makes an Elective Deferral Contribution in an amount equal to 100% of the Participant's Elective Deferral Contributions, but in no event shall the Matching Contributions on behalf of a Participant exceed 3% of the Participant's Compensation for the Plan Year. Matching Contributions shall not be made with respect to a Participant's Catch-Up Contributions.

                  (2) Before January 1, 2002. Effective for Plan Years beginning before January 1, 2002, the Company shall make a Matching Contribution on behalf of each Participant who makes an Elective Deferral Contribution and/or Employee Contribution in an amount equal to 100% of the aggregate amount of the Participant's Elective Deferral Contributions and/or Employee Contributions, but in no event shall the Matching Contributions on behalf of a Participant for a month exceed 3% of the Participant's Compensation for that month. Effective January 1, 2000, Matching Contributions on behalf of a Participant shall not exceed 3% of the Participant's Compensation for the Plan Year.

         (f) Company Contributions. The Company may make a Company Contribution from its Net Profits to the Trust Fund for any Plan Year.

         4.2 WHEN CONTRIBUTIONS MADE. A Contribution by the Company shall be deemed made on account of a Plan Year if either (a) the Company designates such amount in writing to the Trustee as payment on account of such Plan Year, or (b) the Company claims such amount as a deduction on its federal income tax return for such Plan Year.

         4.3 LIMITATION ON AMOUNT OF CONTRIBUTIONS. In no event shall the Contributions provided for in Section 4.1 exceed the maximum amount deductible under section 404(a) of the Code.

         4.4 PAYMENT OF CONTRIBUTIONS TO TRUSTEE. Company Contributions, Matching Contributions, and Supplemental Contributions shall be paid to the Trustee not later than the time prescribed by law for filing the Company's federal income tax return (including extensions thereof) for the Plan Year for which the Contribution is being made. Elective Deferral Contributions and Employee Contributions shall be paid to the Trustee on the date such Elective Deferral Contributions and Employee Contributions may first reasonably be segregated from the assets of the Company, but in no case shall such Elective Deferral Contributions and Employee Contributions be paid to the Trustee later than 90 days from the last day of the payroll period with respect to which such Elective Deferral Contributions and Employee Contributions were made. Notwithstanding anything in the preceding to the contrary, effective February 3, 1997, Elective Deferral Contributions and Employee Contributions shall be paid to the Trustee on the date such Elective Deferral Contributions and Employee Contributions may first reasonably be segregated from the assets of the Company, but in no case shall such Elective Deferral Contributions and Employee Contributions be paid to the Trustee later than the 15th business day of the month following the month in which such Elective Deferral Contribution and Employee Contribution is received by the Company or in which such Elective Deferral Contribution and Employee Contribution would otherwise have been payable to the Participant in cash. Effective July 1, 2002, Catch-Up Contributions shall be paid to the Trustee on the date such Catch-Up Contributions may first reasonably be segregated from the assets of the Company, but in no case shall such Catch-Up Contributions be paid to the Trustee later than the 15th business day of the month following the month in which such Catch-Up Contribution would otherwise have been payable to the Participant in cash.

         4.5 FORM OF CONTRIBUTIONS. Contributions by the Company shall be made to the Trustee in cash or kind, or a combination, as may be determined by the Company from time to time. The amount of any Contributions made in kind shall be based on the fair market value of the property at the time the Contributions are made.

         4.6  RETURN OF CONTRIBUTIONS.

              (a) Contributions Made By Mistake of Fact. In the event a Contribution by the Company, or a portion thereof, is made by reason of a mistake of fact, the Company may direct the Trustee to return that Contribution, or the portion thereof, provided, the amount must be returned within one year after the payment of the Contribution to the Trustee.

              (b) Contributions Conditioned Upon Qualification of Plan. All Contributions by the Company shall be deemed made conditioned upon initial qualification of the Plan under section 401 of the Code. If the Commissioner of Internal Revenue determines that the Plan does not so qualify, the Company shall direct the Trustee to return to the Company any Company Contributions, Matching Contributions and Supplemental Contributions, and to the Participants any Elective Deferral Contributions, Employee Contributions or Rollover Contributions made for such Plan Year, provided, the amount must be returned within one year after the denial of qualification of the Plan, but only if the application for qualification is made by the time prescribed by law for filing the Company's federal income tax return for the taxable year in which the Plan is adopted, or such later date as the Secretary of Treasury may prescribe.

              (c) Contributions Conditioned Upon Deductibility. All Contributions by the Company shall be deemed made conditioned upon the deductibility of the Contribution under section 404 of the Code. To the extent such deduction is disallowed, the Company may direct the Trustee to return the disallowed portion (or all, if the entire Contribution is disallowed), provided, the disallowed amount must be returned within one year after the disallowance of the deduction.

              (d) No Return of Earnings. Except as otherwise provided with respect to the return of Contributions by the Company conditioned upon the initial qualification of the Plan, (1) no earnings on a Contribution made by the Company shall be returned to the Company and losses on the Contribution shall reduce the amount to be returned, and (2) no return of a Contribution made by the Company allocated to a Participant's Accounts shall be made to the extent that the Accounts would be reduced to less than the balance in the Accounts had the Contributions to be returned not been made.

         4.7 PAYMENT OF EXPENSES OF PLAN. All necessary expenses that may arise in connection with the administration of the Plan, including, but not limited to, the fees of the Trustee and expenses of the Benefits Committee as provided in Section 11.8, shall be paid by the Company, except as provided in Section
12.8 or in the Trust. To the extent these expenses are not paid by the Company, they shall be paid by the Trustee from the Trust Fund. Provided, that where the Trustee is a person who receives full-time pay from the Company, such person shall not receive any compensation from the Trust Fund, except for reimbursement of expenses properly and actually incurred.

                                    ARTICLE 5

                             ROLLOVER CONTRIBUTIONS


         5.1  ROLLOVER CONTRIBUTIONS.

              (a) Request to Make Rollover Contribution. An Employee may make a written request to the Benefits Committee or its representative that the Employee be entitled to transfer to the Trust Fund a Rollover Contribution received by such Employee, or to which such Employee is entitled. All such requests shall contain information concerning the type of property constituting the Rollover Contribution and a statement, satisfactory to the Benefits Committee, that the property constitutes a Rollover Contribution. The Benefits Committee, in its sole discretion, shall determine whether or not the Employee shall be entitled to make a Rollover Contribution.

         (b) Payment of Rollover Contribution. In the event the Benefits Committee permits an Employee to make a Rollover Contribution, such amount shall be transferred by the Employee to the Trustee.

         (c) Vesting in Rollover Account. An Employee shall at all times have a nonforfeitable interest in the Employee's Rollover Account.

              (d) Allocations to Rollover Accounts. No Contributions by the Company or Forfeitures shall be allocated to Rollover Accounts, however, investment earnings (or losses) of the Trust Fund shall be allocated to all Rollover Accounts in the same manner provided for all Participants, as set forth in Section 6.2.

                                    ARTICLE 6

                                    ACCOUNTS


         6.1  ALLOCATION OF CONTRIBUTIONS AND FORFEITURES TO ACCOUNTS.

              (a) Elective Deferral Contributions. Elective Deferral Contributions on behalf of a Participant shall be credited to the Elective Deferral Account of such Participant as soon as administratively practicable following the date such Elective Deferral Contribution was made.

              (b) Catch-Up Contributions. Effective July 1, 2002, Catch-Up Contributions on behalf of a Participant shall be credited to the Catch-Up Account of such Participant as soon as administratively practicable following the date such Catch-Up Contribution was made.

              (c) Matching Contributions. Matching Contributions shall be credited to the Matching Account of each Participant as soon as administratively practicable following the date for which such Matching Contributions were made.

              (d) Company Contributions and Forfeitures. Company Contributions and Forfeitures, if applicable, for a Plan Year shall be allocated as of each Accounting Date among those Participants who during such Plan Year either (1) completed 1,000 or more Hours of Service and were employed on the Accounting Date, (2) died, (3) became Disabled, or (4) retired at or after their Normal Retirement Age, in the ratio that each Participant's Compensation for the Plan Year bears to the total Compensation of all such Participants for the Plan Year.

              (e) Supplemental Contributions. Supplemental Contributions for a Plan Year shall be allocated as of an Accounting Date among Participants who are not Highly Compensated Employees and who made a Elective Deferral election for the Plan Year in the ratio that each such Participant's Compensation for the Plan Year bears to the total Compensation of all such Participants for such Plan Year.

              (f) Employee Contributions. Employee Contributions shall be credited to the Employee Contribution Account of each Participant on behalf of whom such Contributions are made as soon as administratively practicable following the date such Employee Contributions were made. Provided, however, no Employee Contribution may be made for Plan Years beginning on or after January 1, 2002.

              (g) Rollover Contributions. Rollover Contributions shall be credited to the Rollover Account of each Participant on behalf of whom such Contributions are made as soon as administratively practicable following the date such Rollover Contributions were made.

              (h)  Correcting a Coverage or Participation Failure.

                  (1) If the Plan would fail to satisfy section 410(b) of the Code for a Plan Year because an insufficient number of non-excludable Employees are Benefitting under the Plan for such Plan Year, the Company may direct that former Employees who would otherwise not have been eligible for an allocation of Contributions by the Company for such Plan Year in accordance with Section 6.1 be included as Participants who are eligible for an allocation for such Plan Year. If the Company so directs, the former Employees to be included shall be limited to the number necessary to cause the Plan to satisfy section 410(b) of the Code.

                  (2) The selection of former Employees for inclusion shall be as determined by the Company when such determination becomes necessary from time to time, but shall be in a manner that does not discriminate in favor of Highly Compensated Employees.

                  (3) The inclusion of former Employees in the allocation of Contributions by the Company as set forth in this Section 6.1(h) shall not be deemed the exclusive method for correcting or preventing the Plan's failure to satisfy section 410(b) of the Code. Provided, any other method shall be applied in a manner that does not discriminate in favor of Highly Compensated Employees.

         6.2 DETERMINATION OF ACCOUNT BALANCES. The Trustee shall determine the fair market value of the Trust Fund and the Benefits Committee shall determine the Account Balances as follows:

              (a) Crediting of Contributions. As of each Accounting Date there shall be added to each Company Account the Contributions for such Account since the preceding Accounting Date, provided the Company Contributions shall be allocated to Company Accounts as of the Accounting Date of the Plan Year for which such Contribution is made. As of each Accounting Date there shall be added to each Elective Deferral Account the Supplemental Contributions for such Account since the preceding Accounting Date, provided the Supplemental Contributions shall be allocated to Salary Deferral Accounts as of the Accounting Date of the Plan Year for which such Supplemental Contribution is made. As of each Valuation Date there shall be added to each Elective Deferral Account, Employee Contribution Account, Matching Account, Rollover Account and, effective July 1, 2002, Catch-Up Account, the Contributions for such Account since the preceding Valuation Date.

              (b) Reductions for Benefits and Withdrawals. Each Account shall be reduced by the amount of Benefits distributed and withdrawals made from such Account since the preceding Valuation Date.

              (c) Directed Account. The earnings (or losses) of each Directed Account shall be determined separately and credited to the Directed Account, and all the other adjustments provided herein shall be made to such Directed Account.

              (d) Good Faith Valuation Binding. In determining the value of the Trust Fund and the Accounts, the Trustee (or other person or entity designated by the Benefits Committee) and the Benefits Committee shall exercise their best judgment, and all such determinations of value (in the absence of bad faith) shall be binding upon all Participants and Beneficiaries.

         6.3  LIMITATIONS ON ELECTIVE DEFERRAL CONTRIBUTIONS.

              (a) Actual Deferral Percentage Test. The Actual Deferral Percentage for Highly Compensated Employees shall not exceed the greater of (1)
1.25 times the Actual Deferral Percentage for the current Plan Year of all other Participants, or (2) the lesser of two percentage points over the Actual Deferral Percentage for the current Plan Year of all other Participants or 2.0 times the Actual Deferral Percentage for the current Plan Year of all other Participants. For purposes of determining whether the Plan satisfies the Actual Deferral Percentage Test, if the Plan satisfies the requirements of sections 401(k), 401(a)(4), or 410(b) of the Code only if aggregated with one or more other plans with the same plan year and using the same Actual Deferral Percentage testing method, or if one or more plans with the same plan year and using the same Actual Deferral Percentage testing method satisfy such Code sections only if aggregated with this Plan, then this Section 6.3 shall be applied by determining the actual deferral percentages of Participants as if all such plans were a single plan.

              (b) Limitation of Elective Deferral Contributions. The Company shall by the end of a Plan Year, in a nondiscriminatory fashion and upon notifying the Highly Compensated Employees, limit the Elective Deferral Contributions of Highly Compensated Employees to the extent necessary to ensure compliance with either of the tests stated in the immediately preceding Section 6.3(a).

              (c) Correction of Actual Deferral Percentage Excess. If the Actual Deferral Percentage test is not met for a Plan Year after all contributions for the Plan Year have been made, the Company shall determine the amount of Actual Deferral Percentage excess with respect to Highly Compensated Employees. Solely to determine the aggregate amount to be distributed, as described below, and not the amount to be distributed to any individual, the Company shall make this determination in the following manner. First, the Actual Deferral Percentage of the Highly Compensated Employee with the highest Actual Deferral Percentage shall be reduced to the extent necessary to (1) enable the Plan to satisfy the Actual Deferral Percentage test or (2) cause such employee's Actual Deferral Percentage to equal the Actual Deferral Percentage of the Highly Compensated Employee with the next highest Actual Deferral Percentage. Second, this process is repeated until the Actual Deferral Percentage test is satisfied. The aggregate amount of Actual Deferral Percentage excess thus determined shall be distributed by the end of the Plan Year following the Plan Year for which such Contributions are made. Such aggregate amount of Actual Deferral Percentage excess shall be distributed first, to the Highly Compensated Employees with the highest dollar amounts of Elective Deferral Contributions, pro rata and including Allocable Income thereon, in an amount equal to the lesser of (A) the aggregate amount of excess contributions for the Plan Year determined according to the manner described above or (B) the amount necessary to cause the amount of such Employees' Elective Deferral Contributions to equal the amount of the Elective Deferral Contributions of the Highly Compensated Employees with the next highest dollar amount of Elective Deferral Contributions. This process is repeated until the aggregate amount distributed under this Section 6.3(c) equals the amount of the Actual Deferral Percentage excess as determined according to the manner described above. The amount of excess contributions that may be distributed with respect to a Highly Compensated Employee for a Plan Year shall be reduced by the amount of excess deferrals previously distributed to the Highly Compensated Employee for the Highly Compensated Employee's taxable year ending with or within such Plan Year, and the amount of excess deferrals that may be distributed with respect to a Highly Compensated Employee for a taxable year is reduced by any excess contributions previously distributed to the Highly Compensated Employee for the Plan Year beginning with or within the Highly Compensated Employee's taxable year. Notwithstanding anything in this Section 6.3(c) to the contrary, the Company may, in its discretion, make a Supplemental Contribution on behalf of Participants other than Highly Compensated Employees to the extent necessary to ensure compliance with the Actual Deferral Percentage test stated in Section 6.3(a). Each eligible Participant shall be 100% vested in the Participant's Elective Deferral Account, including any Supplemental Contributions credited thereto, and such Supplemental Contributions shall also be subject to the same distribution restrictions as apply to a Participant's Elective Deferral Contributions.

              (d) Recognition of Elective Deferrals. A Participant's Elective Deferral election shall be recognized only to the extent that the Elective Deferral Contribution does not exceed the amount permitted under this Section
6.3. A Participant's Elective Deferral Contributions which are returned as a result of the application of this Section 6.3 for a Plan Year shall not be taken into account in determining the amount of Matching Contributions to be made for the Participant's benefit for the Plan Year. To the extent Matching Contributions have already been made with respect to Elective Deferral Contributions at the time the Elective Deferral Contributions are determined to be excess contributions, such Matching Contributions attributable to Elective Deferral Contributions that are distributed to the Participant as excess contributions shall be distributed to the Participant at the same time as the Elective Deferral Contributions are returned; provided, that to the extent the Participant does not have a vested interest in such Matching Contributions, the Participant shall forfeit such Matching Contributions.

         6.4  LIMITATIONS ON MATCHING AND EMPLOYEE CONTRIBUTIONS.

              (a) Average Contribution Percentage Test. In no event may the Average Contribution Percentage for eligible Participants who are Highly Compensated Employees exceed the greater of (1) 1.25 times the Average Contribution Percentage for the current Plan Year of all other eligible Participants, or (2) the lesser of two percentage points over the Average Contribution Percentage for the current Plan Year of all other eligible Participants and 2.0 times the Average Contribution Percentage for the current Plan Year of all other eligible Participants. In the event the Plan satisfies the requirements of section 401(m), 401(a)(4), or 410(b) of the Code only if aggregated with one or more plans with the same plan year and using the same Average Contribution Percentage testing method, or if one or more other plans with the same plan year and using the same Average Contribution Percentage testing method satisfy such Code sections only if aggregated with this Plan, then this Section 6.4 shall be applied by determining the average contribution percentages as if all such plans were a single plan.

              (b) Correction of Average Contribution Percentage Excess. If the Average Contribution Percentage test is not met for a Plan Year after all contributions for the Plan Year have been made, the excess of the aggregate amount of the Matching Contributions and Employee Contributions (and any Supplemental Contributions or Elective Deferral Contributions taken into account in computing the Average Contribution Percentages) actually made on behalf of Highly Compensated Employees for the Plan Year over the maximum amount of such contributions permitted under section 401(m)(2)(A) of the Code shall be considered to be excess aggregate contributions. The Company shall determine the amount of excess aggregate contributions. Solely to determine the aggregate amount to be distributed and not the amount to be distributed to any individual, the Company shall make this determination in the following manner. First the contribution percentage of the Highly Compensated Employee with the highest Average Contribution Percentage shall be reduced to the extent necessary to (1) enable the Plan to satisfy the Average Contribution Percentage test or (2) cause such employee's Average Contribution Percentage to equal the Average Contribution Percentage of the Highly Compensated Employee with the next highest Average Contribution Percentage. Second, this process is repeated until the Average Contribution Percentage test is satisfied. The aggregate amount of reductions determined in this manner shall be distributed, first, to the Highly Compensated Employees with the highest dollar amounts of Matching Contributions and Employee Contributions (and any Supplemental Contributions or Elective Deferral Contributions taken into account in computing the Average Contribution Percentages), pro rata and including any Allocable Income thereon, in an amount equal to the lesser of (A) the total amount of excess aggregate contributions for the Plan Year or (B) the amount necessary to cause such Employees' Matching Contributions and Employee Contributions (and any Supplemental Contributions or Elective Deferral Contributions taken into account in computing the Average Contribution Percentages) to equal the amount of the Matching Contributions and Employee Contributions (and any Supplemental Contributions or Elective Deferral Contributions taken into account in computing the Average Contribution Percentages) of the Highly Compensated Employees with the next highest dollar amount of Matching Contributions and Employee Contributions (and any Supplemental Contributions or Elective Deferral Contributions taken into account in computing the Average Contribution Percentages). This process is repeated until the aggregate amount thus distributed equals the amount of excess aggregate contributions. Distribution of excess aggregate contributions will be made after the close of the Plan Year to which the contributions relate, but in any case will be made prior to the close of the Plan Year following the Plan Year for which the contributions were made. Notwithstanding the foregoing, to the extent a Participant would receive a distribution of excess aggregate contributions which relate to Matching Contributions in which the Participant does not have a vested interest, such portion of the excess aggregate contributions shall be forfeited.

              (c) Recognition of Employee Contributions. A Participant's Employee Contribution election shall be recognized only to the extent that the Employee Contribution does not exceed the amount permitted under this Section
6.4. A Participant's Employee Contributions which are returned as a result of the application of this Section 6.4 for a Plan Year shall not be taken into account in determining the amount of Matching Contributions to be made for the Participant's benefit for the Plan Year. To the extent Matching Contributions have already been made with respect to Employee Contributions at the time the Employee Contributions are determined to be excess contributions, such Matching Contributions attributable to Employee Contributions that are distributed to the Participant as excess contributions shall be distributed to the Participant at the same time as the Employee Contributions are returned; provided, that to the extent the Participant does not have a vested interest in such Matching Contributions, the Participant shall forfeit such Matching Contributions.

              (d) Multiple Use Limitation. If the sum of the Actual Deferral Percentage and Average Contribution Percentage of Highly Compensated Employees exceeds the sum of (1) 1.25 times the greater of (A) the Actual Deferral Percentage of Participants other than the Highly Compensated Employees for the current Plan Year or (B) the Average Contribution Percentage of Participants other than Highly Compensated Employees under the Plan for the current Plan Year, and (2) the lesser of (A) 2.0 times or (B) two percentage points plus the lesser of the Actual Deferral Percentage or Average Contribution Percentage of Participants other than Highly Compensated Employees for the current Plan Year, the Average Contribution Percentage of the Highly Compensated Employees will be reduced (beginning with the Highly Compensated Employees whose Average Contribution Percentage is the highest) so that the limit is not exceeded. "Lesser" is substituted for "greater" in (1), above, and "greater" is substituted for "lesser" after "two percentage points plus the" in (2), above, if such substitutions would result in a larger amount. If the Company has elected to use the current year testing method, then, in calculating the amount under this Section 6.4(d) for a particular Plan Year, the Non-Highly Compensated Employees' Actual Deferral Percentage and Average Contribution Percentage for the Plan Year, instead of for the prior Plan Year, is used. The amount by which the Average Contribution Percentage of each such Highly Compensated Employee is reduced shall be treated as an amount returned pursuant to (b), above. Anything in the preceding to the contrary notwithstanding, no impermissible multiple use shall result if the Actual Deferral Percentage and Average Contribution Percentage of the Highly Compensated Employees does not exceed 1.25 times the Actual Deferral Percentage plus the Average Contribution Percentage of all other Participants.

         (e) Elimination of Multiple Use Test Beginning January 1, 2002. Effective for Plan Years beginning on and after January 1, 2002, the multiple use test described in Treas. Reg.ss.1.401(m)-2 and Section 6.4(d) shall no longer apply.

         6.5  LIMITATIONS ON ANNUAL ADDITIONS.

              (a) Definition of Annual Additions. Any provisions in the Plan to the contrary notwithstanding, the "annual addition" to any Participant's Company Account, Matching Account, Employee Contribution Account and Elective Deferral Account shall not exceed the lesser of (1) $30,000 (or such larger amount as may be determined by the Secretary of Treasury pursuant to section 415(d) of the
Code) or (2) 25% of the Participant's Compensation. Effective for Plan Years beginning on or after January 1, 2002, however, the "annual addition" to any Participant's Company Account, Matching Account, Employee Contribution Account and Elective Deferral Account shall not exceed the lesser of (A) $40,000 (or such larger amount as may be determined by the Secretary of Treasury pursuant to section 415(d) of the Code) or (B) 100% of the Participant's Compensation. The term "annual addition" shall mean the sum of:

         (1)  the  Participant's  share  of  Company   Contributions,   Matching
Contributions, Supplemental Contributions, and Elective Deferral Contributions for the Plan Year,

                  (2)  all Forfeitures allocated to a Participant's Account,

                  (3)  any Employee Contributions for the Plan Year,

                  (4) any amounts allocated after March 31, 1984 on behalf of the Participant to an "individual medical account" (as defined in section 415(l)(2) of the Code) which is part of a pension or annuity plan maintained by the Company, and treated as annual additions to a defined contribution plan, and amounts derived from contributions paid or accrued after December 31, 1985, in taxable years ending after such date, attributable to post-retirement medical benefits allocated to the separate account of the Participant if the Participant is a "key employee" (as defined in section 419A(d)(3) of the Code), under a "welfare benefit fund" (as defined in section 419(e) of the Code) maintained by the Company, and

                  (5)  allocations under a simplified employee pension.

              (b) Excess Annual Additions. If as the result of the allocation of Forfeitures, a reasonable error in estimating a Participant's Compensation, a reasonable error in determining the amount of elective deferrals under section 402(g)(3) of the Code, or under other limited facts and circumstances which the Commissioner of Internal Revenue finds justify this method of allocation, the annual addition for a Participant would exceed the amount provided for in
Section 6.5(a), the excess amount shall be withheld or taken from a Participant's Accounts in the following order:

                  (1) the Employee Contributions and earnings thereon, if any, included in the annual addition shall, to the extent necessary, be returned to the Participant; then

         (2) the Participant's share of Matching Contributions shall be reduced to the extent necessary; then

         (3) the Participant's allocable share of Company Contributions shall be reduced to the extent necessary; and, finally,

                  (4) the Elective Deferral Contributions and Supplemental Contributions and earnings (or net of losses) thereon, if any, included in the annual addition shall, to the extent necessary, be returned to the Participant;

                  (5) provided, Elective Deferral Contributions and Supplemental Contributions and earnings (or net of losses) thereon, if any, included in the annual addition may be returned to the Participant prior to the return of the Participant's share of Matching Contributions and Company Contributions at the election of the Benefits Committee. If such an election is made, the Benefits Committee must apply it uniformly to all Participants in a limitation year.

              (c) Disposition of Excessive Annual Additions. Any amounts withheld or taken from a Participant's Company Account or Matching Account shall be reallocated to the Company Accounts or Matching Accounts, whichever is applicable, of all other Participants as of such Accounting Date in the same ratio that Company Contributions or Matching Contributions for such Plan Year were allocated to the Company Accounts or Matching Accounts of such other Participants. If, after making the reallocation provided by the immediately preceding sentence, there is any amount remaining which cannot be reallocated because of the limitations on annual additions, such amount shall be maintained in a suspense account and be allocated in the succeeding Plan Year as though such amount were a Company Contribution or Matching Contribution in such Plan Year. In the event of termination of the Plan while such a suspense account is in existence, the amount in such suspense account shall revert to the Company to the extent it may not be allocated to any Company Account or Matching Account. In the event that such a suspense account is in existence for a particularly limitation year, it will not share in the allocation of investment gains or losses. All amounts in such suspense account must be allocated and reallocated to Participant's Accounts before any Company Contribution, Matching Contribution, or Employee Contribution which would constitute annual additions may be made to the Plan for that limitation year.

              (d) Allocation of Annual Additions When Multiple Plans. If the Company maintains one or more other "defined contribution plans" or "defined benefit plans" (as defined in section 414(i) and (j) of the Code, respectively), the amount of annual additions which may be allocated on behalf of each Participant under this Plan and under other plans shall not exceed the maximum permissible amount. For the purpose of determining the maximum permissible amount, the annual benefit under a defined benefit plan shall be reduced to the maximum extent necessary; the annual additions under any other defined contribution plan of the Company shall be reduced to the maximum extent necessary, commencing with any profit sharing plan, next any profit sharing plan containing a cash or deferred arrangement and then any money purchase pension plan; and, finally, the annual additions under this Plan shall be reduced to the maximum extent necessary.

              (e) No Contributions Causing Allocation to Suspense Account. Notwithstanding the provisions of this Section 6.5, the Company shall not make a Contribution in an amount that would cause any amount thereof to be allocated to a suspense account as of the date the Contribution is allocated.

         (f)  Separate  Definition  of  Compensation.  For the  purposes of this
Section 6.5, the term "Compensation" shall mean a Participant's earned income, wages, salaries, and fees for professional services and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Company maintaining the Plan to the extent that the amounts are includable in gross income (including, but not limited to commissions paid salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, and reimbursements or other expense allowances under a nonaccountable plan (as defined in Treas. Reg.ss.1.62-2(c))), but shall exclude the following:

                  (1) Company contributions to a plan of deferred compensation which are not includable in the employee's or employer's contributions under a simplified employee pension plan to the extent such contributions are deductible by the employee, or any distributions from a plan of deferred compensation;

                  (2) amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by the employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

         (3) amounts realized from the sale, exchange or disposition of stock acquired under a qualified stock option; and

                  (4) other amounts which received special tax benefits, or contributions made by the Company (whether or not under a salary reduction agreement) towards the purchase of an annuity contract described in section 403(b) of the Code (whether or not the contributions are actually excludable from the gross income of the employee).

For purposes of applying the limitation of this Section 6.5, Compensation for a "limitation year" is the Compensation actually paid or made available during such year. Effective for Plan limitation years beginning on or after January 1, 1998, the term "Compensation" under this Section 6.5 shall also include any elective deferral (as defined in section 402(g)(3) of the Code) and any amount which is contributed or deferred by the Company at the election of the Employee by reason of sections 125 or 457 of the Code, and effective January 1, 2001, by reason of section 132(f)(4) of the Code.3

              (g) Reduction of Annual Additions to Conform to Section 415. Anything in this Section 6.5 to the contrary notwithstanding, the otherwise permissible annual additions for any Participant under this Plan may be further reduced to the extent necessary, as determined by the Benefits Committee, to conform to section 415 of the Code, which imposes additional limitations on the benefits payable to Participants who also may be participating in a defined benefit plan maintained by the Company. If an individual is a Participant at any time in both a defined benefit plan and a defined contribution plan maintained by the Company, the sum of the Participant's defined benefit plan fraction and defined contribution plan fraction for any Plan Year may not exceed 1.0. For purposes of this Section 6.5(g), such terms shall have the following meaning:

                  (1) The defined benefit plan fraction is a fraction, the numerator of which is the sum of the Participant's projected annual benefit under all defined benefit plans (whether or not terminated) maintained by the Company, and the denominator of which is the lesser of (A) 1.25 multiplied by the dollar limitation under section 415(b)(1)(A) of the Code for such Plan Year, or (B) 1.4 multiplied by the Participant's average compensation for the three consecutive Plan Years that produce the highest average. Provided, if the Participant was a participant as of the first day of the "limitation year" beginning after December 31, 1986, in one or more defined benefit plans maintained by the Company which were in existence on May 6, 1986, the denominator of this fraction will not be less than 125 percent of the sum of the annual benefits under such plans which the Participant had accrued as of the end of the last "limitation year" beginning before January 1, 1987, disregarding any changes in the terms and conditions of the plan after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of section 415 of the Code for all "limitation years" beginning before January 1, 1987. The projected annual benefit of a Participant is the Participant's normal retirement benefit computed under the Company's defined benefit plan, assuming that the Participant continues in the employ of the Company until the Participant's Normal Retirement Age under such plan (or current age, if later), and the Participant's compensation is the compensation, as defined in such plan, and the Social Security benefit for the Plan Year remain constant until the Participant's Normal Retirement Age (or current age, if later).

                  (2) The defined contribution plan fraction is a fraction, the numerator of which is the sum of the annual additions to the Participant's accounts under all defined contribution plans maintained by the Company (whether or not terminated) for the current and all prior Plan Years, (including the annual additions attributable to all welfare benefit funds, as defined in section 419(e) of the Code, and individual medical accounts, as defined in section 415(l)(2) of the Code, maintained by the Company), and the denominator of which is the sum of the lesser of the following amounts determined for such Plan Year and for all prior Plan Years during which the Participant was employed by the Company: (A) 1.25 multiplied by the dollar limitation under section 415(c)(1)(A) of the Code, for such Plan Years; or (B) 1.4 multiplied by the amount which may be taken into account under section 415(c)(1)(B) of the Code for such Plan Years. Provided, if the employee was a participant as of the first day of the "limitation year" beginning after December 31, 1986, in one or more defined contribution plans maintained by the Company which were in existence on May 6, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the defined benefit plan fraction would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of
     (1) the excess of the sum of the fractions over 1.0 times (2) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last "limitation year" beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the plan made after May 5, 1986, but using the limitations under section 415 of the Code applicable to the first "limitation year" beginning on or after January 1, 1987.

              (h) Further Reduction in Annual Additions. If after reducing the annual additions to a Participant's Accounts, as provided above, the sum of the defined benefit plan fraction and the defined contribution plan fraction still exceed 1.0, the numerator of the defined contribution plan fraction shall be reduced so that the sum of both fractions shall not exceed 1.0 in any "limitation year" for such Participant.

              (i) Elimination of Certain Limitations. Effective for Plan limitation years beginning on or after January 1, 2000, the additional limitations imposed by section 415(e) of the Code, as described above, shall no longer apply to the Plan with respect to all Employees participating in the Plan whose Period of Service includes Service after January 1, 2000. In the case of a Plan Participant whose Benefit under the Plan is subject to the limitations imposed by section 415(e) of the Code prior to its repeal and whose Benefit under the Plan is adjusted to take into account the repeal of section 415(e) of the Code effective January 1, 2000, such adjustment shall be taken into account in accordance with the rules of Treas. Regs. ss.1.401(a)(4)-2(c)(ii) for the Plan Year for which such adjustment is made.

         6.6 RESPONSIBILITY FOR ACCOUNTS. All Accounts shall be established, and records concerning all Accounts shall be maintained, by the Company, or some other person or entity designated by the Company.

         6.7 NOTICE TO PARTICIPANTS OF ACCOUNT BALANCES. As soon as practicable after each Accounting Date the Benefits Committee or its representative shall give each Participant written notice of the Account Balance of the Participant's Accounts as of such Accounting Date.

                                    ARTICLE 7

                                    BENEFITS


         7.1 NORMAL RETIREMENT. When a Participant retires at or after the Participant's Normal Retirement Age, the Benefits for such Participant shall equal the Participant's Account Balances determined after retirement and, if applicable, as soon as practicable following receipt of the Participant's distribution request.

         7.2 RETIREMENT AFTER NORMAL RETIREMENT AGE. A Participant who remains in the employ of the Company after attaining Normal Retirement Age shall continue to be a Participant in the Plan until the date of actual retirement, at which time the Participant's Benefit shall equal the Participant's Account Balances determined after retirement and, if applicable, as soon as practicable following receipt of the Participant's distribution request.

         7.3 DEATH. The Benefit distributable to the Participant's Beneficiary shall equal the Participant's Account Balances determined after the Participant's death and, if applicable, as soon as practicable following receipt of the Beneficiary's distribution request.

         7.4 DISABILITY. If and when the Benefits Committee shall find a Participant to be Disabled while still employed by the Company, then the Participant's Accounts shall be 100% nonforfeitable. The Participant's Benefit shall equal the Participant's Account Balances as of the Valuation Date coincident with or immediately following the date the Benefits Committee determines the Participant became Disabled; provided, if the Participant is receiving a deferred distribution, the Participant's Benefit shall be determined as soon as practicable following receipt of the Participant's distribution request.

         7.5 SEVERANCE FROM SERVICE. In the event of the Severance from Service of a Participant, and at all times other than those set out in Sections 7.1 through 7.4, the Participant's Benefit shall equal the sum of the following:

         (a) Nonforfeitable Accounts. The Account Balances of the Participant's Elective Deferral Account, Employee Contribution Account, Rollover Account, and, effective July 1, 2002, Catch-Up Account, if applicable.

         (b) Nonforfeitable Percentage of Other Accounts. The nonforfeitable percentage of the Participant's Company Account and Matching Account, determined as follows:

                                                   Nonforfeitable Percentage
                                                        of Company and
             Years of Service                        Matching Account Balance

               Less than 3                                      0%
               3 or more                                      100%

Provided, effective before January 1, 1998, the nonforfeitable percentage of the Participant's Company Account and Matching Account shall be determined as follows:

                                                    Nonforfeitable Percentage
                                                         of Company and
              Years of Service                        Matching Account Balance

                Less than 5                                     0%
                5 or more                                     100%

Provided further, all Matching Contributions made under this Plan with respect to Participants who were employees of CasTech Aluminum Group, Inc. as of December 31, 1997 shall be nonforfeitable at all times. All Company Contributions made under a defined contribution plan sponsored by CasTech Aluminum Group, Inc. as of December 31, 1997 and transferred to this Plan shall be nonforfeitable at all times.

              (c) Valuation of Account Balances. The Account Balances of a Participant who is entitled to a Benefit upon Severance from Service shall be determined after Severance from Service; provided, if the Participant is receiving a deferred distribution, the Participant's Benefit shall be determined as soon as practicable following receipt of the Participant's distribution request.

         7.6  FORFEITURES.

              (a) Time Forfeitures Occur. Any portion of a Participant's Company or Matching Account in which the Participant does not have a nonforfeitable interest, upon Severance from Service, shall constitute a Forfeiture at the time the nonforfeitable portion of the Participant's Company or Matching Account Balance is distributed, provided, if a Participant has no nonforfeitable interest in the Participant's Company Account or Matching Account upon Severance from Service, such Participant shall be deemed to have received a distribution of zero and the Forfeiture will occur at the time of the Participant's Severance from Service. If a Participant dies after Severance from Service and if the Benefits Committee or its representative has notice thereof, then any forfeitable portion of the Participant's Company or Matching Account shall be forfeited.

              (b) Application of Forfeitures. Forfeitures occurring during a Plan Year shall first be applied under Section 7.6(c) to the restoration of Forfeitures and then shall be used to reduce the amount of the Matching Contributions by the Company for the Plan Year in which the Forfeiture occurs or to pay expenses of the Plan. Provided, the Company may, in its sole discretion, decide that Forfeitures will be added to the Company Contribution for such Plan Year and, subject to Article 6, allocated to Company Accounts as if they were part of such Company Contribution.

              (c) Restorable Forfeiture. If a Participant who received a Benefit pursuant to Section 7.5 because of Severance from Service again becomes a Participant in the Plan, and the amount of the Participant's Company Account or Matching Account in which the Participant did not have a nonforfeitable interest was forfeited in accordance with Section 7.6(a), the Company shall then make a Company Contribution (or Forfeitures of other Participants shall be applied for such Participant) ("Restorable Forfeiture") for such Participant rehired before incurring five consecutive one-year Breaks in Service.

         7.7  TIME OF DISTRIBUTION OF BENEFITS.

              (a) Retired, Disabled or Deceased Participant. Benefits payable to a Participant who retires at or after Normal Retirement Age, or who becomes Disabled and Benefits payable to a Beneficiary because of the Participant's death, shall be distributed, or distribution shall commence, as soon as practicable following a Participant's actual retirement, Disability or death, subject to the provisions of Sections 7.8, 7.9 or 7.10, as applicable.

              (b) Terminated Participant. Benefits payable to a Participant who incurs a Severance from Service shall be distributed, or distribution shall commence, as soon as practicable following a Participant's Severance from Service, subject to the provisions of Sections 7.8, 7.9 or 7.10, as applicable.

              (c) Date Benefit Payments Commence. Unless the Participant elects otherwise, in no event shall the payment of Benefits to a Participant begin later than the 60th day after the Accounting Date of the Plan Year in which the latest of the following events occur:

         (1) The Participant's Normal Retirement Age or age 65, if earlier.

         (2) Ten years after the Participant commenced participation in the Plan.

         (3) The Participant terminates the Participant's service with the Company.

Notwithstanding the above provisions of this Section 7.7, the failure of a Participant to consent to a distribution while a Benefit is immediately distributable shall be deemed to be an election to defer commencement of payment of any Benefit sufficient to satisfy the above. Provided, however, notwithstanding the above provisions of this Section 7.7, Benefits shall commence not later than the Participant's Required Beginning Date.

              (d) Payments to Alternate Payees. Anything contained in the provisions of Sections 7.7(a) through 7.7(c), to the contrary notwithstanding, benefits payable to an alternate payee pursuant to a Qualified Domestic Relations Order may be paid prior to the Participant's death, Disability, Severance from Service or retirement.

         7.8 DISTRIBUTIONS ON AND AFTER JANUARY 1, 2003. Effective January 1, 2003, the following provisions shall apply to distributions from the Plan:

              (a)  Form of Distribution of Benefits.

                  (1) A Participant's Benefits shall be paid in the form of a single sum in cash, except as provided under Section 7.8(a)(4). Benefits in excess of $5,000 (at the time of distribution) shall not be immediately distributed without the consent of the Participant.

                  (2) If the Participant's Benefit is to be distributed in required minimum amounts, the Plan will apply the minimum distribution requirements of section 401(a)(9) of the Code that were proposed in January 2001, notwithstanding any provision of the Plan to the contrary. This amendment shall continue in effect until the end of the last calendar year beginning before the effective date of final regulations under section 401(a)(9) of the Code or such other date as may be specified in guidance published by the Internal Revenue Service.

                  (3) The minimum distribution required for the calendar year immediately preceding the Participant's Required Beginning Date must be made on or before the Participant's Required Beginning Date. The minimum distribution required for each calendar year thereafter, including the calendar year in which the Participant's Required Beginning Date occurs, must be made on or before December 31 of each year.

                  (4) A Participant continues to maintain an Account Balance under the Plan following such Participant's Severance from Service or retirement at or after Normal Retirement Age may elect to withdraw an amount which is equal to any whole percentage (not to exceed 100%) from the Participant's Accounts, at any time, for any reason; provided, such withdrawals shall be limited to four in any Plan Year. Any Forfeiture attributable to withdrawals shall be subject to the requirements of Sections 7.6(b) and 22.2. Such Participant shall also have the authority to direct the investment of the Participant's vested Account Balance in accordance with Section 12.8. These provisions shall also apply to terminated Participants who have previously made an irrevocable election to defer distributions.

                  (5) Distributions of Company stock from a Participant's Company Stock Account shall be limited to the value of the Participant's Company Stock Account.

              (b)  Retirement Benefit Cashout.

                  (1) Distribution of Benefits of $5,000 or Less. In the event that the present value of a Participant's Benefit does not exceed $5,000 (at the time of distribution) on the date that such distribution becomes payable, the Benefits Committee shall cause such benefit to be distributed as a single sum in cash.

                  (2) Distribution of Benefits in Excess of $5,000. In the event that the Participant's Benefit exceeds $5,000 (at the time of distribution), such Benefit will be distributed in a single sum in cash only with the written consent of the Participant. Provided, the consent of the Participant shall not be required for distributions necessary to satisfy section 401(a)(9) of the Code.

                  (3) Distribution of Benefits Upon Termination of the Plan. Upon termination of the Plan, the Participant's Account Balance(s) under the Plan may, without the written consent of the Participant, be distributed to the Participant. Provided, if the Company or a Related Company maintains another defined contribution plan (other than an employee stock ownership plan as defined in section 4975(e)(7) of the Code) then the Participant's Account Balance(s) under the Plan will, without the written consent of the Participant, be transferred to the other defined contribution plan if the Participant does not consent to an immediate distribution.

              (c) Conflicting Provisions. The provisions of this Section 7.8 shall supersede any conflicting provision of the Plan, including, without limitation, the provisions of Section 7.7 relating to the time of distribution of Benefits.

         7.9 DISTRIBUTION OF BENEFITS BEFORE JANUARY 1, 2003 BUT ON OR AFTER JANUARY 1, 1998. For distributions made or begun before January 1, 2003 but on or after January 1, 1998, the following provisions shall apply to distributions from the Plan:

              (a)  Form of Distribution of Benefits.

                  (1) A Participant's Benefits shall be paid in the form of a qualified joint and survivor annuity unless the Participant makes a qualified election.

                  (2) Subject to Sections 7.9(a)(1) and 7.9(b), a Participant or Beneficiary may request a manner of distribution of the Participant's Benefit by filing a request with the Benefits Committee or its representative prior to the Participant's annuity starting date. Benefits in excess of $3,500 (at the time of distribution or at the time of any prior distribution) shall not be immediately distributed without the consent of the Participant and the Participant's spouse. The alternative forms of distribution are as follows:

                      (A)  a single sum distribution in cash;

                      (B) substantially equal monthly installments for a fixed period not to exceed the life expectancy of the Participant or the joint and last survivor expectancy of the Participant and the Participant's Beneficiary; or

                      (C) an immediate or deferred annuity for the life of the Participant or for the joint lives the Participant and the Participant's Beneficiary.

                  (3) A Participant who continues to maintain an Account Balance under the Plan may elect to withdraw an amount which is equal to any whole percentage (not to exceed 100%) from the Participant's Accounts, at any time, for any reason. Any Forfeiture attributable to withdrawals shall be subject to the requirements of Sections 7.6(b) and 22.2. Such Participant shall also have the authority to direct the investment of the Participant's vested Account Balance in accordance with Section 12.8. These provisions shall also apply to terminated Participants who have previously made an irrevocable election to defer distributions.

                  (4) Distributions of Company stock from a Participant's Company Stock Account shall be limited to the value of the Participant's Company Stock Account.

                  (5) If the Participant's Benefit is to be distributed under
     Section 7.9(a)(2)(B), then the amount to be distributed each Plan Year must be at least an amount equal to the quotient obtained by dividing the Participant's Account Balances by the Participant's life expectancy or the joint and last survivor expectancy of the Participant and the Participant's Beneficiary. Such life expectancies shall be computed as of the first day of the Plan Year by the use of the return multiples contained in regulations under section 72 of the Code. For purposes of this computation, the Participant's life expectancy and the life expectancy of a Beneficiary who is the Participant's spouse shall be recalculated unless the Participant elects otherwise. Recalculation of life expectancy shall not be more frequently than annually. The life expectancy of a Beneficiary who is not the Participant's spouse may not be recalculated. For calendar years beginning before January 1, 1989, if the Participant's spouse is not the Beneficiary, the method of distribution selected shall assure that at least 50 percent of the present value of the Participant's Benefit is paid within the life expectancy of the Participant. For calendar years beginning after December 31, 1988, the amount distributed each year, beginning with distributions for the first distribution calendar year, shall not be less than the quotient obtained by dividing the Participant's Account Balances by the lesser of (A) the applicable life expectancy of the Participant and the Participant's Beneficiary, if applicable, or (B) if the Participant's spouse is not the Beneficiary, the applicable divisor determined from the table set forth in Proposed Regulations ss.1.401(a)(9)-2, Q&A4. Section (B) of the preceding sentence shall not apply to distributions made after the death of the Participant. With respect to distributions under the Plan made for calendar years beginning on or after January 1, 2001, the Plan will apply the minimum distribution requirements of Code section 401(a)(9) that were proposed in January 2001, notwithstanding any provision of the Plan to the contrary. This amendment shall continue in effect until the end of the last calendar year beginning before the effective date of final regulations under Code section 401(a)(9) or such other date as may be specified in guidance published by the Internal Revenue Service.

                  (6) If the Participant's Benefit is to be distributed in the form of an insurance annuity, distributions thereunder shall be made in accordance with the requirements of section 401(a)(9) of the Code and the proposed regulations thereunder.

                  (7) The minimum distribution required for the calendar year immediately preceding the Participant's Required Beginning Date must be made on or before the Participant's Required Beginning Date. The minimum distribution required for each calendar year thereafter, including the calendar year in which the Participant's Required Beginning Date occurs, must be made on or before December 31 of each year.

              (b) Preretirement Survivor Annuity Provisions. Unless an optional form of Benefit has been selected within the election period pursuant to a qualified election, if a Participant dies before the Participant's Benefit has commenced, then 100% of the Participant's Account Balances shall be distributed to the surviving spouse in the form of a qualified preretirement survivor annuity. Payments under the qualified preretirement survivor annuity shall commence within a reasonable time after the Participant's death, provided, the surviving spouse may elect a later date for commencement of such benefits under the qualified preretirement survivor annuity. The remaining portion of such Participant's Account Balances shall be distributed in a manner otherwise permitted under this Section 7.9 to such Beneficiary or Beneficiaries as designated by the Participant.

         (c) Other Distribution Requirements Upon Death. Upon the death of a Participant, the following distribution provisions shall take effect:

                  (1) If a Participant dies after distribution of the Participant's Benefit has commenced, the remaining portion of such Benefit shall continue to be distributed at least as rapidly as under the method of distribution in effect immediately prior to the Participant's death.

                  (2) If a Participant dies before distribution of the Participant's Benefit has commenced, the Participant's entire Benefit shall be distributed no later than December 31 of the calendar year containing the fifth anniversary of the Participant's death, except to the extent that an election is made to receive distributions in accordance with Sections 7.9(c)(2)(A) or 7.9(c)(2)(B):

                      (A) Distributions may be made in substantially equal installments over the life or life expectancy of the Beneficiary commencing no later than December 31 of the calendar year immediately following the calendar year in which the Participant died. If the Beneficiary is not the Participant's surviving spouse, distributions will be made as a single sum in cash, unless the present value of the Participant's Benefit exceeds $3,500 (at the time of the distribution or at the time of any prior distribution) and the Beneficiary elects an alternative form of distribution.

                      (B) If the Beneficiary is the Participant's surviving spouse, the date distributions are required to commence in accordance with
     Section 7.9(c)(2)(A) shall not be earlier than the later of, December 31 of the calendar year immediately following the calendar year in which the Participant died, or December 31 of the calendar year in which the Participant would have attained age 70-1/2.

                      (C) If the Participant had not elected the method of distribution prior to the Participant's death, the Beneficiary must elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would have commenced under Section 7.9(c)(2) or (2) December 31 of the calendar year which contains the fifth anniversary of the date of the Participant's death. If the Participant has no Beneficiary, or if the Beneficiary does not elect a method of distribution, distribution of the Participant's entire interest in the Plan must be completed by the December 31 of the calendar year containing the fifth anniversary of the Participant's death.

                  (3) For purposes of Section 7.9(c)(2), payments will be calculated by use of the return multiples specified in Table V of the regulations under section 72 of the Code. The life expectancy of a surviving spouse may be recalculated annually, however, in the case of any other Beneficiary, such life expectancy will be calculated at the time payment first commences and payments for any 12-consecutive month period will be based on such life expectancy minus the number of whole years passed since the distribution first commenced.

                  (4) If the surviving spouse dies after the Participant, but before payments to such spouse begin, the provisions of Section 7.9(c)(2) shall apply as if the surviving spouse were the Participant, except for the provisions of Section 7.9(c)(2)(B).

                  (5) For purposes of this Section 7.9(c)(2), any amount paid to a child or adopted child of the Participant shall be treated as if it had been paid to the surviving spouse if the amount becomes payable to the surviving spouse when such child, or adopted child, reaches the age of majority.

                  (6) For purposes of this Section 7.9(c)(2), distribution of a Participant's Benefit is considered to commence on the Participant's Required Beginning Date, or if Section 7.9(c)(4) applies, the date distribution is required to commence to the surviving spouse pursuant to
     Section 7.9(c)(2)(B). Provided, if distribution in the form of an annuity has irrevocably commenced prior to the Participant's Required Beginning Date, the Participant's Benefit is considered to commence on the date distribution actually commences.

              (d)  Notice Requirements.

                  (1) In the case of a qualified joint and survivor annuity, the Plan Administrator or its representative shall provide each Participant no less than 30 days and no more than 90 days prior to the Participant's annuity starting date with a written explanation of:

                      (A) the terms and conditions of a qualified joint and survivor annuity, including a general description of the material features, and an explanation of the relative values of, the optional forms of benefit available under the Plan;

                      (B) the Participant's right to make, and the effect of, an election to waive the qualified joint and survivor annuity form of benefit;

                      (C)  the rights of a Participant's spouse; and

                      (D) the right to make, and the effect of, a revocation of a previous election to waive the qualified joint and survivor annuity.

                  (2) The annuity starting date for a distribution in a form other than a qualified joint and survivor annuity may be less than 30 days after receipt of the written explanation described in Section 7.9(d)(1) provided:

                      (A) the Participant has been provided with information that clearly indicates that the Participant has at least 30 days to consider whether to waive the qualified joint and survivor annuity form of benefit and elect (with spousal consent) to a form of distribution other than a qualified joint and survivor annuity form of benefit;

                      (B) the Participant is permitted to revoke any affirmative distribution election at least until the annuity starting date or, if later, at any time prior to the expiration of the 7-day period that begins the day after the explanation of the qualified joint and survivor annuity is provided to the Participant; and

                      (C) the annuity starting date is a date after the date that the written explanation was provided to the Participant.

                  (3) In the case of a preretirement survivor annuity, the Plan Administrator or its representative shall provide each Participant with a written explanation of the qualified preretirement survivor annuity in such terms and in such manner as would be comparable to the explanation provided for meeting the requirements of Section 7.9(d)(1) with respect to a qualified joint and survivor annuity. Such explanation shall be provided as follows:

                      (A) Generally, the Plan Administrator or its representative shall provide such notice to each Participant within the period beginning on the first day of the Plan Year in which the Participant attains age 32 and ending with the close of the Plan Year preceding the Plan Year in which the Participant attains age 35.

                      (B) If a Participant enters the Plan after the first day of the Plan Year in which the Participant attained age 32, the Plan Administrator or its representative shall provide notice no later than the close of the second Plan Year succeeding the Plan Year in which the Participant entered the Plan.

                      (C) If this Section 7.9 becomes applicable to a Participant's Benefit not previously subject to the qualified joint and survivor annuity and qualified preretirement survivor annuity rules, the Plan Administrator or its representative shall provide notice no later than the close of the two-year period which begins one year prior to the date this Section 7.9 becomes applicable to the Benefit and ends one year after the Benefit becomes subject to this Section 7.9.

                      (D) If a Participant separates from service prior to age 35, the Plan Administrator or its representative shall provide notice no later than the close of the two-year period which begins one year prior to the separation and ends one year after the separation. If such Participant thereafter returns to employment with the Company, the Plan Administrator or its representative shall provide notice as required by Sections 7.9(d)(3)(A) through 7.9(d)(3)(C) with respect to such Participant.

              (e)  Retirement Benefit Cashout.

                  (1) Distribution of Benefits of $3,500 or Less. In the event that the present value of a Participant's qualified joint and survivor annuity or a surviving spouse's survivor annuity or the qualified preretirement survivor annuity does not exceed $3,500 (at the time of the distribution or at the time of any prior distribution) (effective January 1, 2002, $5,000 (at the time of the distribution))on the date that such annuity becomes payable, the Benefits Committee shall cause such benefit to be distributed in a single cash sum notwithstanding the qualified joint and survivor annuity or preretirement survivor annuity provisions of Sections 7.9(a)(1) and 7.9(b), or the election by the Participant under Section 7.9(a)(1). Provided, if a Participant has begun to receive distributions pursuant to an optional form of benefit under which at least one scheduled periodic distribution is still payable, and if the present value of the Participant's nonforfeitable accrued Benefit exceeded $3,500 (effective January 1, 2002, $5,000) at the time of the first distribution under that optional form of benefit, then the present value of the Participant's nonforfeitable accrued Benefit may not be distributed without consent.

                  (2) Distribution of Benefits in Excess of $3,500. In the event that the qualified joint and survivor annuity or the qualified preretirement survivor annuity exceed $3,500 (at the time of the distribution or at the time of any prior distribution) (effective January 1, 2002, $5,000 (at the time of the distribution)), such benefit may be distributed in a single sum only with the written consent of the Participant and, effective before January 1, 2003, the Participant's spouse, or if the Participant has died, the Participant's surviving spouse, pursuant to a qualified election during the election period in which the notice requirements of Section 7.9(d) have been met. The Plan Administrator or its representative shall notify the Participant and the Participant's spouse in the manner set forth in Section 7.9(d) of the right to defer any distribution until the Participant's Benefit is no longer "immediately distributable." Notwithstanding the preceding, only the written consent of the Participant is necessary if the Benefit is distributed in the form of a qualified joint and survivor annuity while the Benefit is "immediately distributable." Provided, neither the consent of the Participant nor the Participant's spouse shall be required for distributions necessary to satisfy section 401(a)(9) or section 415 of the Code.

                  (3) Distribution of Benefits Upon Termination of Plan. Upon termination of the Plan, if the Plan does not offer an annuity form of distribution (purchased from a commercial carrier), the Participant's Account Balance(s) under the Plan may, without the written consent of the Participant, or the Participant's spouse, be distributed to the Participant. Provided, if the Company or a Related Company maintains another defined contribution plan (other than an employee stock ownership plan as defined in section 4975(e)(7) of the Code) then the Participant's Account Balance(s) under the Plan will, without the written consent of the Participant or the Participant's spouse, be transferred to the other defined contribution plan if the Participant does not consent to an immediate distribution.

                  (4) Definition of Immediately Distributable. For purposes of this Section 7.9(e), a Benefit is "immediately distributable," if any part of a Participant's Account Balance(s) could be distributed to the Participant or the Participant's surviving spouse before the Participant attains, or would have attained, the later of Normal Retirement Age or age 62.

                  (5) Determination of Present Value of Annuities. For purposes of determining the present value of a Participant's qualified joint and survivor annuity and qualified preretirement survivor annuity, the Participant's nonforfeitable Account Balance(s) attributable to Company Contributions, Employee Contributions, Matching Contributions, Supplemental Contributions, and Elective Deferral Contributions shall be included.

              (f)  Special Definitions for Section 7.9.

         (1) Annuity Starting Date. The first day of the first period for which an amount is paid as an annuity or any other form.

                  (2)  Election Period.

                      (A) In the case of an election to waive the qualified joint and survivor annuity form of benefit, the 90-day period ending on the annuity starting date.

                      (B) In the case of an election to waive the qualified preretirement survivor annuity, the period which begins on the first day of the Plan Year in which the Participant attains age 35 and ends on the date of the Participant's death.

                      (C) In the case of a Participant who is separated from service, the election period under (B), above, with respect to the portion of the Participant's Account Balances accumulated before the date of such separation from service, shall not begin later than such date.

                      (D) A Participant who will not attain age 35 by the close of a current Plan Year and who receives a written explanation under Section 7.9(d), may make a special qualified election to waive the qualified preretirement survivor annuity which will remain in effect until the first day of the Plan Year in which the Participant will attain age 35. Qualified preretirement survivor annuity coverage will be automatically reinstated as of the first day of the Plan Year in which the Participant attains age 35, and any new waiver must meet the requirements of a qualified election in
     Section 7.9(f)(3).

                  (3) Qualified Election. A waiver of a qualified joint and survivor annuity or a qualified preretirement survivor annuity. The waiver must be in writing and must be consented to by the Participant's spouse. The spouse's consent to a waiver must be witnessed by a Plan representative or Notary Public and such consent shall be effective only as to a specified alternate Beneficiary, including a class of Beneficiaries or any contingent Beneficiaries, which may not be changed without the consent of the Participant's spouse. Additionally, any waiver of the qualified joint and survivor annuity shall not be effective unless the waiver specifies a form of payment, which may not be changed without spousal consent. Notwithstanding this consent requirement, if the Participant establishes to the satisfaction of a Plan representative that such written consent may not be obtained because there is no spouse or the spouse cannot be located, a waiver will be deemed a qualified election. Any consent necessary under this provision will be valid only with respect to the spouse who signs the consent, or in the event of a deemed qualified election, the designated spouse. A revocation of a prior waiver may be made by a Participant without the consent of the Participant's spouse at any time before the commencement of the distribution of the Participant's Benefits. The number of revocations of the waiver of the qualified joint and survivor annuity or qualified preretirement survivor annuity shall not be limited. No consent obtained under this provision shall be valid unless the Participant has received the appropriate notice, as provided in Section 7.9(d).

                  (4) Qualified Joint and Survivor Annuity. An immediate annuity which may be purchased from the Participant's nonforfeitable Account Balances as of the Participant's annuity starting date which provides a periodic (monthly, quarterly or annual) payment for the life of the Participant with, in the case of a Participant with a surviving spouse, a survivor annuity for the life of the Participant's spouse which is not less than 50% and not more than 100% of the amount of the annuity payment which was payable during the joint lives of the Participant and the Participant's spouse. Such term also includes any distribution in a form having the effect of an annuity described in the immediately preceding sentence. If no election to the contrary has been made by the Participant, the survivor annuity percentage shall be 50%.

                  (5) Qualified Preretirement Survivor Annuity. An annuity for the life of the surviving spouse which may be provided by the percentage specified in Section 7.9(b) of the Participant's Account Balances as of the date of the Participant's death. Such term shall also include any distribution in a form having the effect of an annuity described in the immediately preceding sentence.

                  (6) Spouse. The term "spouse" shall mean the individual to whom the Participant is legally married on the date of the Participant's death.

              (g) Conflicting Provisions. The provisions of this Section 7.9 shall supersede any conflicting provision of the Plan, including, without limitation, the provisions of Section 7.7 relating to the time of distribution of Benefits.

         7.10 DISTRIBUTION OF BENEFITS BEFORE JANUARY 1, 1998. Prior to January 1, 1998, the following provisions shall apply to distributions from the Plan:

              (a)  Form of Distribution of Benefits.

                  (1) A Participant's Benefit shall be paid in the form of a single sum in cash and, if the Participant has a Participant Company Stock Account, in Company stock.

                  (2) Distributions of Company stock from a Participant's Company Stock Account shall be limited to the value of the Participant's Company Stock Account.

                  (3) If the minimum distribution rules apply to a Participant who has reached the Participant's Required Beginning Date, then the amount to be distributed each Plan Year must be at least an amount equal to the quotient obtained by dividing the Participant's Account Balance by the Participant's life expectancy or the joint and last survivor expectancy of the Participant and the Participant's Beneficiary. Such life expectancies shall be computed as of the first day of the Plan Year by the use of the return multiples contained in regulations under section 72 of the Code. For purposes of this computation, the Participant's life expectancy shall be recalculated unless the Participant elects otherwise. Recalculation of life expectancy shall not be more frequently than annually. The life expectancy of a Beneficiary who is not the Participant's spouse may not be recalculated. If the Participant's spouse is not the Beneficiary, the method of distribution selected shall assure that at least 50 percent of the present value of the Participant's Benefit is paid within the life expectancy of the Participant. The amount distributed each year, commencing with the calendar year in which the Participant attains age 70-1/2, shall not be less than the quotient obtained by dividing the Participant's Account Balances by the lesser of (A) the applicable life expectancy of the Participant and the Participant's Beneficiary, if applicable, or (B) if the Participant's spouse is not the Beneficiary, the applicable divisor determined from the table set forth in Proposed Regulations ss.1.401(a)(9)-2, Q&A4. Section (B) of the preceding sentence shall not apply to distributions made after the death of the Participant.

                  (4) The minimum distribution required for the calendar year immediately preceding the Participant's Required Beginning Date must be made on or before the Participant's Required Beginning Date. The minimum distribution required for each calendar year thereafter, including the calendar year in which the Participant's Required Beginning Date occurs, must be made on or before December 31, of each year.

         (b) Other Distribution Requirements Upon Death. Upon the death of a Participant, the following distribution provisions shall take effect:

                  (1) If a Participant dies after distribution of the Participant's Benefit has commenced, the remaining portion of such Benefit shall continue to be distributed at least as rapidly as under the method of distribution in effect immediately prior to the Participant's death.

                  (2) If a Participant dies before distribution of the Participant's Benefit has commenced, the Participant's entire Benefit shall be distributed no later than December 31 of the calendar year containing the fifth anniversary of the Participant's death, except to the extent that an election is made to receive distributions in accordance with Sections 7.10(b)(2)(A) or 7.10(b)(2)(B):

                      (A) Distributions may be made in substantially equal installments over the life or life expectancy of the Beneficiary commencing no later than December 31 of the calendar year immediately following the calendar year in which the Participant died.

                      (B) If the Beneficiary is the Participant's surviving spouse, the date distributions are required to commence in accordance with
     Section 7.10(b)(2)(A) shall not be earlier than the later of, December 31 of the calendar year immediately following the calendar year in which the Participant died, or December 31 of the calendar year in which the Participant would have attained age 70-1/2.

                      (C) If the Participant had not elected the method of distribution prior to the Participant's death, the Beneficiary must elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would have commenced under Section 7.10(b)(2) or (2) December 31 of the calendar year which contains the fifth anniversary of the date of the Participant's death. If the Participant has no Beneficiary, or if the Beneficiary does not elect a method of distribution, distribution of the Participant's entire interest in the Plan must be completed by the December 31 of the calendar year containing the fifth anniversary of the Participant's death.

                  (3) For purposes of Section 7.10(b)(2), payments will be calculated by use of the return multiples specified in Table V of the regulations under section 72 of the Code. The life expectancy of a surviving spouse may be recalculated annually, however, in the case of any other Beneficiary, such life expectancy will be calculated at the time payment first commences and payments for any 12-consecutive month period will be based on such life expectancy minus the number of whole years passed since the distribution first commenced.

                  (4) If the surviving spouse dies after the Participant, but before payments to such spouse begin, the provisions of Section 7.10(b)(2) shall apply as if the surviving spouse were the Participant, except for the provisions of Section 7.10(b)(2)(B).

                  (5) For purposes of this Section 7.10(b), any amount paid to a child or adopted child of the Participant shall be treated as if it had been paid to the surviving spouse if the amount becomes payable to the surviving spouse when such child, or adopted child, reaches the age of majority.

                  (6) For purposes of this Section 7.10(b), distribution of a Participant's Benefit is considered to commence on the Participant's Required Beginning Date, or if Section 7.10(b)(4) applies, the date distribution is required to commence to the surviving spouse pursuant to
     Section 7.10(b)(2)(B).

              (c)  Retirement Benefit Cashout.

                  (1) Distribution of Benefits of $3,500 or Less. In the event that the present value of a Participant's Benefit does not exceed $3,500 (at the time of the distribution or at the time of any prior distribution) on the date that such Benefit becomes payable, the Benefits Committee shall cause such benefit to be distributed in a single cash sum.

                  (2) Distribution of Benefits in Excess of $3,500. In the even that the Participant's Benefit exceeds $3,500 (at the time of the distribution or at the time of any prior distribution), such Benefit may be distributed in a single sum only with the written consent of the Participant. Provided, the consent of the Participant shall not be required for distributions necessary to satisfy section 401(a)(9) or section 415 of the Code.

                  (3) Distribution of Benefits Upon Termination of the Plan. Upon termination of the Plan, the Participant's Account Balance(s) under the Plan may, without the written consent of the Participant, be distributed to the Participant. Provided, if the Company maintains another defined contribution plan (other than an employee stock ownership plan as defined in section 4975(e)(7) of the Code) then the Participant's Account Balance(s) under the Plan will, without the written consent of the Participant, be transferred to the other defined contribution plan if the Participant does not consent to an immediate distribution.

              (d) Conflicting Provisions. The provisions of this Section 7.10 shall supersede any conflicting provisions of the Plan, including, without limitation, the provisions of Section 7.7 relating to the time of distribution of Benefits.

         7.11 ROLLOVERS DISREGARDED FOR INVOLUNTARY CASH-OUTS ON AND AFTER JANUARY 1, 2002. Effective on and after January 1, 2002, for purposes of Sections 7.8(a)(1), 7.8(b)(1), 7.8(b)(2), 7.9(e)(1) and 7.9(e)(2), which provide for the involuntary distribution of vested Benefits of $5,000 or less, the value of a Participant's nonforfeitable Account Balances shall be determined without regard to that portion of the Account Balances that is attributable to Rollover Contributions (and earnings allocable thereto) within the meaning of sections 402(c), 403(a)(4), 403(b)(8), 408(d)(3)(A)(ii) and 457(e)(16) of the Code.

         7.12  ROLLOVER ELECTION AND ROLLOVER NOTICE.

              (a) Election to Make Direct Rollover. Notwithstanding any provision of the Plan to the contrary that would otherwise limit a Distributee's election under this Section 7.12, a Distributee may elect, at the time and in the manner prescribed by the Benefits Committee, to have any portion of an Eligible Rollover Distribution paid directly to an Eligible Retirement Plan in a Direct Rollover.

              (b) Recipients to Be Provided With Explanation of Rollovers. Within a reasonable period of time before making any distribution from the Plan which is an Eligible Rollover Distribution, the recipient shall be provided a written explanation of the provisions under which such distributions will not be subject to federal income tax if transferred to an Eligible Retirement Plan within 60 days after the date on which the recipient received the distribution.

         7.13 ADDITIONAL DISTRIBUTION REQUIREMENTS FOR ELECTIVE DEFERRAL AND SUPPLEMENTAL ACCOUNTS. Elective Deferral and Supplemental Accounts, including any Allocable Income thereon, are not distributable to a Participant or a Participant's Beneficiary, in accordance with such Participant's or Beneficiary's election, earlier than upon Severance from Service, death, or Disability. Such amounts may also be distributed upon any of the following:

              (a) termination of the Plan without the establishment of another defined contribution plan, other than an employee stock ownership plan (as defined in section 4975(e)(7) of the Code), a simplified employee pension plan (as defined in section 408(k) of the Code) or a SIMPLE IRA plan (as defined in section 408(p) of the Code);

              (b) only upon a declaration of the Board of Directors with respect to a transaction, the disposition by a corporation to an unrelated corporation of substantially all of the assets (within the meaning of section 409(d)(2) of the Code) used in a trade or business of such corporation, if such corporation continues to maintain the Plan after the disposition, but only with respect to employees who continue employment with the corporation acquiring such assets;

              (c) only upon a declaration of the Board of Directors with respect to a transaction, the disposition by a corporation to an unrelated entity of such corporation's interest in a subsidiary (within the meaning of section 409(d)(3) of the Code), if such corporation continues to maintain the Plan, but only with respect to employees who continue employment with such subsidiary;

              (d)    the attainment of age 59-1/2; and

              (e) with respect to a Participant's Elective Deferral Account, the hardship of the Participant as described in Section 8.3, provided, that no hardship withdrawal under Section 8.3 shall be allowed with respect to a Participant's Supplemental Accounts.

All distributions that may be made pursuant to one or more of the foregoing distributable events are subject to the consent requirements of Section 7.9. In addition, distributions that are triggered by any of the events enumerated under Sections 7.13(a) through 7.13(c) must be made in a lump sum.

                                    ARTICLE 8

                              LOANS AND WITHDRAWALS


         8.1 LOANS TO PARTICIPANTS. Upon the application of a Participant, the Benefits Committee or its representative, in its sole discretion and by consistently applying uniform rules and procedures (which are hereby incorporated by reference), may direct the Trustee to make a loan or loans to such Participant from the Participant's Elective Deferral Account, Rollover Account, effective July 1, 2002, Catch-Up Account, and, to the extent vested, Company Account and Matching Account upon the following terms and conditions:

              (a) Definition of Participant. For purposes of making loans under this Section 8.1, the term Participant shall include only persons who are in the employ of the Company or otherwise are "parties in interest" as defined in section 3(14) of ERISA.

              (b) Availability of Loans. Loans shall be made available to all Participants on a reasonably equivalent basis and shall not be made available to Highly Compensated Employees in an amount greater than the amount made available to other Participants. Notwithstanding the foregoing, effective January 1, 2002, loans shall not be made available to Participants who are on a leave of absence without pay, a leave of absence on account of short term disability or a leave of absence on account of long term disability.

              (c) Limitation on Aggregate Amount of Loans. The aggregate of the loans to a Participant shall not exceed at any time the lesser of 50% of the amount the Participant would be entitled to under Section 7.5 if the Participant incurred a Severance from Service, or $50,000 reduced by the excess, if any, of the highest outstanding balance of loans during the one-year period ending on the date before the day the loan is made over the outstanding balances of loans made under Company sponsored qualified plans on the date such loan is made. For purposes of this limitation, all loans from all plans maintained by the Company or a Related Company are aggregated.

              (d) Investments from Accounts; Interest Rate. All such loans shall be considered investments made from the Accounts of the Participant to whom the loan is made. Interest shall be charged on such loans at a reasonable rate based on commercial standards in the lending industry.

              (e) Repayment of Loans; Security For Loans. Effective January 1, 2002, all such loans shall be repaid by the Participant by payroll deduction; provided, additional payments may also be made by the Participant outside of payroll deduction by check delivered directly to the Trustee. Loans shall be repaid when determined by the Benefits Committee or its representative, provided, under no circumstances shall the term of a loan be longer than five years unless the proceeds of the loan are used to acquire a dwelling unit, which within a reasonable period will be used (determined at the time the loan is made) as a principal residence of the Participant, in which case the term of such loan shall be determined by the Benefits Committee or its representative. Repayment of all loans shall be in substantially equal payments of principal and interest, made at least quarterly. The Benefits Committee or its representative shall not approve any loan to any Participant from the Plan unless such Participant (1) executes a promissory note for such loan, and (2) secures payment of principal and interest on such promissory note by an assignment of up to 100% of the Participant's nonforfeitable interest in the Participant's Account Balances. Effective January 1, 2002, "50%" shall be substituted for "100%" in the preceding sentence. For loans made on or after January 1, 1998 but before January 1, 2002, such assignment shall be consented to in writing by the Participant's spouse in the manner set forth in Section 7.9(f)(3), which consent shall be obtained no earlier than the 90-day period that ends on the date the loan is to be secured. Such consent shall be binding on a subsequent spouse, unless the Participant's Account Balance is used for renegotiation, extension, renewal, or other revision of the loan. Effective January 1, 2003, such spousal consent shall no longer be required to obtain a loan under this Section 8.1.

              (f) Suspension of Loan Repayments. Repayment of a loan may be suspended at the discretion of the Benefits Committee or its representative for a period of no more than one year during such time as a Participant is on a leave of absence, either without pay or at a rate of pay (after income and employment tax withholding) that is less than the amount of the installment payments required under the terms of the loan. However, upon resumption of payments after the leave ends (or, if earlier, after the first year of the leave), the loan must be reamortized so that the outstanding balance of the loan will be repaid by the latest date permitted under the original repayment schedule for such loan, and the installments due after the leave ends (or, if earlier, after the first year of the leave) must not be less than those required under the terms of the original loan. Further, loan repayments may also be suspended, and the loan repayment period extended, at the discretion of the Benefits Committee or its representative as permitted for military service under
Section 22.10 of the Plan and section 414(u) of the Code.

              (g) Assignments Deemed Loans. An assignment or pledge of any portion of a Participant's interest in the Plan, and a loan, pledge, or assignment with respect to any insurance contract purchased under the Plan, will be treated as a loan under this Section 8.1.

         8.2 ACTIONS UPON DEFAULT. At the direction of the Participant, the Company shall make periodic deductions from the Participant's Compensation in order to pay the promissory note as soon as reasonably possible and shall forward all such payments to the Trustee. In the event a Participant defaults in payment of the Participant's promissory note, the Trustee shall take such legal action to collect the unpaid portion of the Participant's promissory note as it deems feasible and, if such action is unsuccessful or not taken, the Trustee shall deduct the unpaid principal and interest due on the promissory note from the Benefit due the Participant. In the event that the Participant's Benefit is less than the unpaid principal and interest due on the Participant's promissory note, the Participant shall be liable to the Trust for the difference. Notwithstanding the preceding to the contrary, in the event of default, foreclosure on a promissory note and attachment of security shall not occur until a distributable event occurs under the Plan. In the event a Participant experiences a Severance from Service or otherwise terminates employment prior to repayment of the promissory note, such loan must be repaid prior to or coincident with any distribution of the Participant's Account Balance.

         8.3 HARDSHIP WITHDRAWALS FROM ELECTIVE DEFERRAL, CATCH-UP AND ROLLOVER ACCOUNTS.

              (a) Reasons for Hardship Withdrawal. The Benefits Committee or its representative may permit a Participant to make a withdrawal of funds from the Participant's Elective Deferral Account and, effective January 1, 2001, from the Participant's Rollover Account and, effective July 1, 2002, from the Participant's Catch-Up Account, which are needed because of (1) medical expenses described in section 213(d) of the Code incurred by the Participant, the Participant's spouse or any dependents of the Participant (as defined in section 152 of the Code); (2) costs directly related to the purchase (excluding mortgage payments) of the principal residence of the Participant; (3) payments for tuition and related educational expenses for the next 12 months of post-secondary education for the Participant, the Participant's spouse, children or dependents; (4) the need to prevent the eviction of the Participant from the Participant's principal residence or foreclosure on the mortgage of the Participant's principal residence; (5) death of a family member; (6) injury, illness or layoff of Participant or Participant's family member; or (7) under other circumstances as the Commissioner of the Internal Revenue may deem appropriate. For hardship withdrawals on account of Subsections (5) and (6), above, the Participant must show that such distribution is on account of the Participant's immediate and heavy financial need, in addition to satisfying any other requirements set forth in this Section 8.3.

         (b) Hardship Withdrawal Deemed Necessary. A distribution will be deemed necessary to satisfy an immediate and heavy financial need if the following requirements are met:

                  (1) Limitation on Amount Distributed. The distribution is not in excess of the actual amount of the immediate and heavy financial need of the Participant, including any amount necessary to pay any federal, state or local income taxes or penalties reasonably anticipated to result from the distribution pursuant to this Section 8.3.

                  (2) Suspension from Making Contributions. Such Participant shall be suspended for a period of 12 months (effective on and after January 1, 2002, for a period of 6 months) after the receipt of such hardship distribution from making a Elective Deferral election or any other Employee derived contribution under any other plan maintained by a Company. Effective solely before January 1, 2002, such Participant shall not be allowed to make a Elective Deferral election (for the calendar year following the calendar year of the hardship distribution) in excess of the applicable limit under section 402(g) of the Code for the next taxable year, less the amount of such Participant's Elective Deferral Contributions for the taxable year of the hardship distribution.

         (3) All Available Distributions Obtained. The Participant has obtained all distributions possible under the Plan or under any other plans maintained by the Company.

         (4) All Available Loans Obtained. The Participant has obtained all loans available under this Plan and all loans under any plans maintained by the Company.

              (c) Request for Hardship Withdrawal. All applications for withdrawals because of hardship shall be in writing on a form provided by the Benefits Committee and shall contain such information regarding the request as the Benefits Committee may reasonably request. If the Benefits Committee or its representative determines that the withdrawal is justified, it may permit the Participant to withdraw such amount as the Benefits Committee or its representative, in its sole discretion, determines is necessary to alleviate the hardship, provided, in no event shall any permitted withdrawal exceed the Participant's Elective Deferral Contributions (plus income credited on Elective Deferral Contributions as of December 31, 1988), effective January 1, 2001, the Participant's Rollover Account and, effective July 1, 2002, the Participant's Catch-Up Account, less prior withdrawals, if any. Any withdrawal made pursuant to this Section 8.3 shall be made in a manner consistent with Sections 7.8, 7.9 or 7.10, as applicable.

              (d) Approval of Hardship Withdrawal. All decisions of the Benefits Committee or its representative with respect to whether or not a hardship withdrawal is justified or the amount necessary to alleviate the hardship shall be final and conclusive on all persons.

         8.4 WITHDRAWALS FROM EMPLOYEE CONTRIBUTION ACCOUNTS. A Participant may from time to time, but in no case more than once every 12-consecutive months, on a form furnished by the Benefits Committee, make a withdrawal of all or any portion of the Account Balance of the Participant's Employee Contribution Account. If the Participant has effected a loan pursuant to the provisions of
Section 8.1, the amount that may be withdrawn hereunder shall be reduced by the outstanding balance of such loan. Any withdrawal made pursuant to this Section
8.4 shall be made in a manner consistent with Sections 7.8, 7.9 or 7.10, as applicable.

         8.5 IN-SERVICE WITHDRAWALS AFTER AGE 59-1/2. A Participant who is an Employee and who has attained age 59-1/2 may withdraw all or a portion of the amount then credited to such Participant's Elective Deferral Account. Effective January 1, 1998, a Participant who is an Employee and who has attained age 59-1/2 may elect to withdraw all or a portion of the vested amount then credited to any of such Participant's Accounts. In the event that such withdrawal is made, the Participant shall continue to be eligible to participate in the Plan on the same basis as any other eligible Employee. Any withdrawal made pursuant to this Section 8.5 shall be made in a manner consistent with Sections 7.8, 7.9 or 7.10, as applicable.

                                    ARTICLE 9

                              TOP-HEAVY PROVISIONS


         9.1 PURPOSE. This Article 9 shall be interpreted and administered in a manner consistent with the provisions of section 416 of the Code and shall be applicable only if the Plan (and any plan required to be included in any aggregation group with this Plan) becomes a "top-heavy plan," as defined in
Section 9.4.

         9.2 KEY EMPLOYEE. For Plan Years beginning on or after January 1, 2002, the term "key employee" shall mean any Employee or former Employee (including any deceased Employee) who at any time during the Plan Year that includes the determination date was an officer of the Company having annual compensation greater than $130,000 (as adjusted under section 416(i)(1) of the Code), a 5% Owner of the Company, or a 1% Owner of the Company having annual compensation of more than $150,000. For purposes of this Section 9.2, "annual compensation" shall mean compensation within the meaning of section 415(c)(3) of the Code. The determination of who is a key employee will be made in accordance with section 416(i)(1) of the Code and the applicable regulations and other guidance of general applicability issued thereunder. For Plan Years beginning before January 1, 2002, the term "key employee" shall mean any Participant, Employee, former Employee or Beneficiary who constitutes a key employee within the meaning of section 416(i)(1) of the Code.

         9.3 DETERMINATION DATE. The term "determination date" shall mean, for a Plan Year, the Accounting Date of the immediately preceding Plan Year. Provided, for the first Plan Year of the Plan, the determination date shall be the last day of such Plan Year.

         9.4  DETERMINATION OF TOP-HEAVY STATUS.

              (a)  Top-Heavy Ratio.

                  (1) For each Plan Year, the Benefits Committee shall determine if the Plan is top-heavy. The Plan shall be considered top-heavy only if as of the determination date, (A) in the event that the aggregation of other plans of the Company is either permitted or required, the aggregate of the account balances and accrued benefits of key employees under all plans exceed 60% of the aggregate account balances and accrued benefits of all Participants in such plans, or (B) in the event aggregation of other plans of the Company is neither permitted nor required, the aggregate account balances of Participants in the Plan who are key employees exceed 60% of the aggregate account balances of all Participants in the Plan. For the purposes of the determination of top-heavy status, the account balances and accrued benefits of former key employees and the account balances and accrued benefits of a Participant who has not performed services for the Company during the five-year period ending on the determination date shall be disregarded. Effective for Plan Years beginning on or after January 1, 2002, for the purposes of the determination of top-heavy status, the account balances and accrued benefits of former key employees and the account balances and accrued benefits of a Participant who has not performed services for the Company during the one-year period ending on the determination date shall be disregarded. The accrued benefit of a Participant who is not a key employee shall be determined under the method, if any, that uniformly applies for accrual purposes under all defined benefit plans maintained by the Company, or if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of section 411(b)(1)(C) of the Code. The calculation of the account balances and accrued benefits for purposes of the determination of top-heavy status shall be made in compliance with section 416 of the Code.

                  (2) If the Company maintains one or more defined contribution plans (including any simplified employee pension plan) and the Company maintains or has maintained one or more defined benefit plans which during the five-year period ending on the determination date has or has had any accrued benefits, the top-heavy ratio is a fraction, the numerator of which is the sum of account balances under the defined contribution plans for all key employees, determined in accordance with (1), above, and the present value of accrued benefits under the defined benefit plans for all key employees, and the denominator of which is the sum of the account balances under the defined contribution plans for all Participants as of the determination date and the present value of accrued benefits under the defined benefit plans for all Participants, all determined in accordance with section 416 of the Code and regulations thereunder. Both the numerator and denominator of the top-heavy ratio are increased for any distribution of an Account Balance or an accrued benefit made in the five-year period as of the determination date. Effective for Plan Years beginning on or after January 1, 2002, both the numerator and denominator of the top-heavy ratio are increased for any distribution of an Account Balance or an accrued benefit made in the one-year period as of the determination date, but in the case of a distribution made for a reason other than separation from service, death or Disability, this sentence shall be applied by substituting "five-year period" for "one-year period."

                  (3) For purposes of Sections 9.4(a)(1) and 9.4(a)(2), the value of Account Balances and the present value of accrued benefits will be determined as of the most recent Valuation Date that falls within or ends with the 12-month period ending on the determination date, except as provided in section 416 of the Code and the regulations thereunder for the first and second plan years of a defined benefit plan. The Account Balances and accrued benefits of a Participant (A) who is not a key employee but who was a key employee in a prior year, or (B) who has not been credited with Service with any Company maintaining the Plan at any time during the five-year period ending on the determination date, will be disregarded. The calculation of the top-heavy ratio, and the extent to which distributions, rollovers, and transfers are taken into account will be made in accordance with section 416 of the Code and the regulations thereunder. When aggregating plans, the value of Account Balances and accrued benefits will be calculated with reference to the determination dates that fall within the same calendar year.

              (b) Group Considered in Determining Top-Heavy Status. The determination under Section 9.4(a) shall be made for the required aggregation group, or, if applicable, the permissive aggregation group. If the aggregation group is determined to be top-heavy under Section 9.4(a) the Plan and any other plan required to be aggregated with the Plan shall be considered top-heavy plans. If the permissive aggregation group is top-heavy, then only the Plan and the other plans required to be aggregated with the Plan shall be considered top-heavy.

              (c) Consideration of Other Plans. For purposes of this Section 9.4, the required aggregation group includes each qualified plan of the Company maintained during the preceding five years (whether or not terminated) in which at least one key employee is a participant and any other qualified plan of the Company which enables such a plan to meet the requirements of sections 401(a)(4) or 410 of the Code. The permissive aggregation group shall consist of the required aggregation group of plans plus any other plan or plans of the Company which, when considered as a group with the required aggregation group, will continue to satisfy the requirements of sections 401(a)(4) and 410 of the Code.

         9.5 EFFECT OF TOP-HEAVY PROVISIONS. The following provisions apply for any Plan Year for which the Plan is determined to be top-heavy:

              (a) Limitation on Compensation. For purposes of this Section 9.5, the term "Compensation" shall have the meaning set forth in Section 6.5(f). The annual Compensation of each Employee taken into account under the Plan shall not exceed $150,000 (effective January 1, 2002, $200,000), or such larger amount as may be determined under section 401(a)(17)(B) of the Code.

              (b)  Minimum Contribution.

                  (1) Amount of Minimum Contribution. Each Participant who is not a key employee shall receive a minimum Company Contribution under this Plan (or any other defined contribution of the Company, determined without regard to any Social Security contribution,) in the amount of the lesser of:

                      (A)  3% of such Participant's Compensation; or

                      (B) the percentage at which Contributions by the Company are made under the Plan for the Plan Year for the key employee for whom such percentage is the highest for the year.

                  (2) Matching Contributions. Matching Contributions shall be taken into account for purposes of satisfying the minimum Contribution requirements of section 416(c)(2) of the Code and the Plan. The preceding sentence shall apply with respect to Matching Contributions under the Plan. Matching Contributions that are used to satisfy the minimum Contribution requirements shall be treated as Matching Contributions for purposes of the actual contribution percentage test and other requirements of section 401(m) of the Code.

                  (3) Eligibility for Minimum Contribution. A minimum Company Contribution shall be made under the Plan for each Participant who is not a key employee and who is employed on the Accounting Date of such Plan Year (regardless of whether or not such Participant has been credited with 1,000 Hours of Service during such Plan Year).

                  (4) Minimum Contribution in Other Plans. The provisions of this Section 9.5(b) shall not apply to any Participant to the extent the Participant is covered under any other plan or plans maintained by the Company, which plan or plans provide that the minimum allocation or benefit provisions pursuant to section 416 of the Code will be met in the other plan or plans. To the extent a Participant is covered by a defined benefit plan maintained by the Company, which defined benefit plan provides that the minimum allocation or benefit provisions of section 416 of the Code will be satisfied in this Plan, Section 9.5(b)(1)(A) shall be modified by substituting "5%" in lieu of "3%."

              (c)  Vesting Schedule.

         (1)  Alternate  Vesting  Schedule.  The  vesting  schedule  provided in
Section 7.5 shall be replaced by the following schedule in the event this schedule provides more rapid vesting:

                                              Nonforfeitable Percentage
                                                    of Company and
               Years of Service               Matching Account Balance

                 Less than 3                             0%
                 3 or more                             100%

                  (2) Resumption of Regular Vesting Schedule. In the event that the Plan becomes top-heavy and then reverts to non-top heavy status, the schedule provided in Section 7.5 shall again take effect provided that the nonforfeitable percentage of Participants who have been credited with three or more Years of Service shall not be less than the greater of the vesting percentage determined under Section 7.5, without regard to Article 9 or
     Section 9.5(c)(1). Additionally, regardless of Years of Service, a Participant who has been credited with a nonforfeitable interest under
     Section 9.5(c)(1), shall continue to be nonforfeitable in the Participant's Company Account and Matching Account at such percentage until such time as the schedule provided in Section 7.5 shall increase the Participant's nonforfeitable interest in such Account Balance.

              (d) Reduction of Multiplier. Effective for Plan Years beginning before January 1, 2000, in the event the Plan is deemed to be top-heavy for the Plan Year, then the multiplier of 1.25 in Section 6.5(g) shall be reduced to 1.0, unless:

         (1) the Plan would not be top-heavy if "90%" were substituted for "60%," and

                  (2) the minimum Company Contribution provided in Section 9.5(b), as required by section 416(c)(2) of the Code, is modified by substituting "4%" in lieu of "3%" pursuant to section 416(h)(2)(A) (ii)(II) of the Code, and

                  (3) in the case of a Participant who is also a participant in a defined benefit plan maintained by the Company, "3%" shall be substituted for "2%," and 20% shall be increased by 1 percentage point for each year (but not more than 10 percentage points) for which such defined benefit plan was taken into account in accordance with section 416(h)(2)(A)(ii)(I) of the Code with respect to the minimum benefit requirements of section 416(h) of the Code for such defined benefit plan. Provided, "7-1/2%" shall be substituted in lieu of "5%" in Section 9.5(b)(4), applicable.

                                   ARTICLE 10

                           DESIGNATION OF BENEFICIARY


         10.1 DESIGNATION FORM; CHANGE OF DESIGNATION; SURVIVAL OF BENEFICIARY. Each Employee becoming a Participant hereunder shall designate in writing, in such form and manner as shall be prescribed by the Benefits Committee, one or more Beneficiaries and contingent Beneficiaries of the Benefit which may be payable by reason of such Participant's death. Subject to such rules and regulations as the Benefits Committee may promulgate, a Participant may from time to time change such designation of Beneficiary or contingent Beneficiary, provided, no change shall be effective until receipt of the new designation by the Plan Administrator or its representative. The last effective designation of Beneficiary or contingent Beneficiary shall supersede all prior designations. A designation of Beneficiary shall be effective only if the designated Beneficiary survives the Participant and any prior designated Beneficiary. Notwithstanding anything in the preceding to the contrary, the spouse of a Participant shall be deemed such Participant's Beneficiary for purposes of this Article 10 and such spouse shall be entitled to the Participant's entire vested Account Balances as of the date of the Participant's death; provided, that such Participant may designate a Beneficiary other than such spouse if (a) such spouse consent in a writing witnessed by a Plan representative or acknowledged before a Notary Public and (b) such consent acknowledges the effect of such consent.

         10.2 DISTRIBUTION IF NO BENEFICIARY DESIGNATED. If a Benefit becomes payable upon the death of a Participant and no Beneficiary has been properly designated, or if the Beneficiary designated shall have predeceased the Participant, the Participant shall be deemed to have designated the following Beneficiaries (if living at the time of the death of the Participant or designated Beneficiary) in the following order of priority: (a) the spouse of the Participant, (b) the children, including adopted children, of the Participant, in equal shares, and (c) the estate of the Participant.

                                   ARTICLE 11

                        ORGANIZATION AND RESPONSIBILITIES
                            OF THE BENEFITS COMMITTEE


         11.1 APPOINTMENT AND TENURE OF BENEFITS COMMITTEE. The Board of Directors shall appoint three or more persons (or such other number as may be determined from time to time by the Board of Directors of the Sponsoring Company), some or all of whom may be ex officio, to be known as the Benefits Committee or Committee. The Sponsoring Company will notify the Trustee of the names of the members of the Benefits Committee and of any changes in membership that may take place from time to time. All members of the Benefits Committee shall serve until their resignation or removal by the Board of Directors of the Sponsoring Company; provided, that an ex officio member shall serve until the member's resignation or removal from the position from the appointment to the Benefits Committee is derived. A member of the Benefits Committee may resign at any time by delivering a written resignation to the Board of Directors of the Sponsoring Company and to the remaining members of the Benefits Committee. Vacancies shall be filled in the same manner as the original appointments. The Board of Directors of the Sponsoring Company may dismiss any member of the Benefits Committee, including an ex officio member, at any time, with or without cause. No compensation shall be paid members of the Benefits Committee from the Trust Fund for their services. If no Benefits Committee is appointed by the Board of Directors of the Sponsoring Company, the Sponsoring Company will serve as the Benefits Committee.

         11.2 ORGANIZATION AND DECISIONS OF BENEFITS COMMITTEE. Every decision and action of the Benefits Committee shall be valid if concurred in by a majority of the members then in office at a meeting or by a unanimous consent in writing (which may include electronic mail) without a meeting. The Benefits Committee shall select one of its members as chairperson, appoint a secretary (who need not be a member of the Benefits Committee) and any other officers deemed necessary and shall adopt rules governing its procedures not inconsistent herewith. The Benefits Committee shall keep a permanent record of its meetings and actions. The Benefits Committee may adopt such bylaws and regulations as it deems desirable for the conduct of its affairs. No member of the Benefits Committee who is also a Participant shall vote or act upon any matter relating solely to the member. The Benefits Committee may authorize one or more of its members to (a) approve benefit payments, loans, and hardship or other withdrawals, as applicable, (b) serve as the initial reviewer of claims for benefits under the Plan, (c) determine the qualified status of domestic relations orders relating to the Plan, (d) perform other routine acts, and (e) execute any document on behalf of the Benefits Committee. If such authorization is given, all persons who receive written notification of such authorization shall, until contrary written notice is given to such person, accept and rely upon any document so executed by such member(s) as representing the action of the Benefits Committee.

         11.3 DUTIES OF BENEFITS COMMITTEE. The Benefits Committee, in addition to the duties otherwise provided for in this Plan, may:

         (a) construe and interpret the Plan and related documents and resolve any ambiguities therein;

         (b) decide all questions affecting the eligibility of any Employee to participate herein;

         (c) decide all questions affecting the amount, manner and time of any Benefit payable hereunder to any Participant or Beneficiary;

         (d) ascertain the persons to whom any death or other Benefit shall be payable under the provisions hereof;

              (e) appoint and remove the Trustee and any investment managers of the Trust Fund, establish investment guidelines for the Trustee and any investment managers of the Trust Fund, and review the investment performance of the Trustee and investment managers at least once each year;

         (f) authorize and direct all disbursements, including administrative expenses, by the Trustee from the Trust Fund;

              (g) receive, review and keep on file (as it deems convenient and proper) reports of benefit payments, withdrawals and loans from the Plan and reports of disbursements of expenses from the Plan directed by the Benefits Committee;

              (h) receive, review and keep on file (as it deems convenient and proper) reports of the financial condition, and of the receipts and disbursements, of the Trust Fund;

         (i) receive and review any statement of accounts of the Plan made by the record keeper;

         (j) upon request, furnish the Board of Directors or a Company with reports on the administration and funding of the Plan;

              (k) recommend to the Board of Directors of the Sponsoring Company a funding policy and method for carrying out the objectives of the Plan which is consistent with the requirements of the Plan and applicable law, considering the short and long term financial needs of the Plan;

         (l) in absence of direct information to the contrary, rely upon information provided by a Participant or Beneficiary or information provided by a Company;

              (m) make final and binding determinations of fact in connection with any questions of fact which may arise under the operation of the Plan;

              (n) make such rules and regulations with reference to the operation of the Plan as it may deem necessary or advisable, provided, that such rules and regulations shall not be inconsistent with the express terms of the Plan or ERISA;

              (o) prescribe procedures and adopt forms to be used by Participants and Beneficiaries in filing applications for Benefits and in making elections under the Plan;

         (p) review the denial of claims under Article 19 and make decisions on such review;

              (q) distribute summary plan descriptions, summaries of material modifications and other information to Participants and affected Beneficiaries about the Plan;

              (r) establish written procedures to determine whether a judgment, decree or order is a Qualified Domestic Relations Order and administer distributions under such judgments, decrees or orders which it determines are Qualified Domestic Relations Orders pursuant to Section 22.9; and

              (s)  make amendments to the Plan as provided under Section 13.3.

         11.4 BENEFITS COMMITTEE DECISIONS FINAL AND BINDING. The decisions of the Benefits Committee on any matter within its authority shall be made in the sole discretion of the Benefits Committee and shall be final and binding on all parties, including without limitation, the Company, Participants and Beneficiaries.

         11.5 POWERS AND AUTHORITY OF BENEFITS COMMITTEE.Subject to the limitations of the Plan and related documents (including, without limitation, any trust agreement or insurance policy or contract) and the rights reserved by the Board of Directors of the Sponsoring Company, the Benefits Committee shall have the authority to control and manage the operation and administration of the Plan, with all the powers necessary to enable it to carry out its duties properly in this respect, including the limited power to amend the Plan in accordance with the provisions of Section 13.3.

         11.6 BENEFITS COMMITTEE DIRECTIONS TO TRUSTEE. The Benefits Committee shall direct the Trustee in writing to make distributions from the Trust Fund to Participants, Beneficiaries and alternate payees under Qualified Domestic Relations Orders who qualify therefor hereunder. Such written direction to the Trustee shall specify the name, Social Security number and address of the Participant or Beneficiary, and the amount and frequency of such payments. The Trustee may request instructions in writing from the Benefits Committee on other matters and may rely and act thereon.

         11.7 EMPLOYMENT OF COUNSEL, ETC. The Benefits Committee may employ such counsel, accountants, and other agents as it shall deem necessary or advisable to advise or assist it in the performance of its duties hereunder, and the Benefits Committee may rely upon their respective written opinions or certifications. Such employment, and the actions taken by any such agents, shall be subject to review and control by the Benefits Committee. Any actions taken by any such agents shall, when within the scope of their employment, be deemed to be actions of the Benefits Committee for all purposes of the Plan.

         11.8 PAYMENT OF EXPENSES OF BENEFITS COMMITTEE. The reasonable costs and expenses incurred by the Benefits Committee in the performance of its duties hereunder, excluding compensation for services, but including, without limitation, reasonable fees for legal, accounting and other services rendered, shall be paid by the Trustee from the Trust Fund to the extent not paid by the Company.

         11.9 BENEFITS COMMITTEE AND TRUSTEE TO BE FURNISHED INFORMATION CONCERNING EMPLOYEES. The Company shall, from time to time, make available to the Benefits Committee such information with respect to its Employees, their dates of employment, their Compensation and other matters as may be necessary or desirable in connection with the performance by the Benefits Committee of its duties with respect to the Plan. The Benefits Committee shall, in turn, furnish to the Trustee such information and such rulings and decisions as the Trustee may require or may request in connection with the Trustee's performance of its duties as Trustee. If the Benefits Committee, within 21 days after being requested to do so, fails to furnish the Trustee such information, rulings or decisions, then after the expiration of said period, the Trustee may act without such information, ruling or decision or may demand that the Company give it such information, ruling or decision.

                                   ARTICLE 12

                           THE TRUST FUND AND TRUSTEE


         12.1 ESTABLISHMENT OF TRUST FUND. The Sponsoring Company has entered into the Trust with the Trustee for the purpose of establishing a trust to invest and hold the Contributions, and the income and gains thereon, in order to provide the funds which will be used to provide Benefits under the Plan. The Trust Fund shall be received, held in trust, and disbursed by the Trustee in accordance with the provisions of the Plan and the Trust.

         12.2 NO DIVERSION OF TRUST FUND. No part of the Trust Fund shall be used for, or diverted for purposes other than for, the exclusive benefit of Participants and their Beneficiaries, or for payment of the expenses of the Plan and Trust. No person shall have any interest in, or right to, the Trust Fund or any part thereof, except as specifically provided for in this Plan or the Trust.

         12.3 REMOVAL OR RESIGNATION OF TRUSTEE. The Sponsoring Company may remove the Trustee, and the Trustee may resign, at any time upon written notice required by the terms of the Trust and, upon such removal or resignation, the Sponsoring Company shall designate and appoint a successor Trustee.

         12.4 TRUST PART OF PLAN. The Trust shall be deemed to form a part of the Plan and all rights of Participants or others under this Plan shall be subject to the provisions of the Trust.

         12.5 TRUSTEE POWERS. The Trustee shall have the power to hold, invest and reinvest the Trust Funds, all as set forth in the Trust.

         12.6 NO GUARANTEE OF LOSSES IN TRUST FUND. No Company, the Benefits Committee nor the Trustee guarantees the assets of the Trust Fund from loss or depreciation.

         12.7 PARTICIPANT NOT TO BE FIDUCIARY. A Participant who elects investment of such Participant's Directed Account in accordance with Section 12.8, below, shall not be deemed to be a fiduciary by reason of the Participant's exercise of control over the investment of the Participant's Account, and neither the Trustee nor any other person who is otherwise a fiduciary shall be liable for any loss, or by reason of any breach, which results from such Participant's exercise of control.

         12.8  POWER OF PARTICIPANTS TO DIRECT INVESTMENT OF ACCOUNTS.

              (a) Election To Invest Accounts. Until such time as the Benefits Committee shall determine otherwise, Participants shall direct the investment of their Accounts, and such Accounts shall be placed in a Directed Account in the name of each Participant. The Plan is intended to be an "ERISA section 404(c) plan" with respect to such a Directed Account. The Benefits Committee shall be the fiduciary identified to furnish the information required by the regulations under section 404(c) of ERISA. A Participant's direction of investment of the Participant's Accounts shall be in writing on a form prescribed by the Benefits Committee. Such investment direction shall remain in effect until changed by the Participant pursuant to a subsequent allocation given in accordance with the procedure established by the Benefits Committee. A Participant may change the investment directions by delivery of another form to the Plan Administrator or its representative, and such change in investment direction shall be effective in accordance with the procedures as to frequency or manner of giving investment directions established by the Benefits Committee, subject to the limitations imposed under (c), below, of this Section 12.8. The Benefits Committee shall forward a copy of any investment direction form of a Participant to the Trustee. If a Participant fails or refuses to complete an investment direction form, the Participant's Accounts shall be invested in the Trust Fund at the discretion of the Benefits Committee.

         (b) Expenses of Directed Accounts. Unusual and extraordinary expenses of Directed Accounts, such as brokerage fees, commissions, additional Trustee fees, etc., shall be charged against the Directed Account.

              (c) Investment Options For Directed Accounts. Participants shall direct the investment of their Directed Account in investment alternatives specified by the Benefits Committee, so long as the designated percentage for each investment alternative is a whole number, and the sum of the percentages allocated is 100%. Such investment alternatives shall be selected by the Benefits Committee in its discretion in such a way as to provide Participants with a broad range of investment alternatives as described in the regulations under section 404(c) of ERISA. As it may deem necessary or desirable, the Benefits Committee also may modify an investment alternative as well as the frequency or the manner of giving investment directions. Subject to the foregoing, the Benefits Committee shall specify the investment alternatives available to Participants such that Participants may at all times choose from at least three investment alternatives (1) each of which is diversified, (2) each of which has materially different risk and return characteristics, (3) which in the aggregate enable the Participant by choosing among them to achieve a portfolio with aggregate risk and return characteristics at any point within the range normally appropriate for the Participant, and (4) each of which when combined with investments in the three alternatives tends to minimize through diversification the overall risk of the investments in a Participant's Directed Accounts. Notwithstanding any other restriction as to the frequency of giving investment directions imposed by the Benefits Committee, Participants shall be able to give investment directions at least once in each calendar quarter with respect to the three investment alternatives described above. With respect to any other investment alternative, any restriction on the frequency of giving investment directions shall comply with the requirements of the regulations under section 404(c) of ERISA.

              (d) Investment Direction Continues After Death or Other Severance from Service. If a Participant (or the Participant's Beneficiary) does not receive a distribution of Benefits under the Plan once the Participant (or Beneficiary) is eligible to receive such distribution, the last investment direction given by the Participant (or Beneficiary) will remain in effect until changed by the Participant (or Beneficiary) pursuant to this Section 12.8.

              (e) Investment Directions May Be Transmitted Electronically. A Participant (or a Beneficiary in the case of the Participant's death) may give investment direction by electronic means pursuant to instructions provided by the Benefits Committee or its representative.

                                   ARTICLE 13

                             AMENDMENTS TO THE PLAN


         13.1 RIGHT GENERALLY TO MAKE AMENDMENTS. The Plan may be amended, modified or altered, in whole or in part, at any time and from time to time. The procedure for amending, modifying or altering the Plan shall be for the Board of Directors or its delegate to approve or ratify the amendment, modification or alteration and for a person or persons authorized by the Board of Directors or its delegate to duly execute an instrument of writing setting forth the amendment, modification or alteration, provided, that the duties, powers and liabilities of the Trustee shall not thereby be substantially modified without the written consent of the Trustee and any Benefit which has actually accrued and become payable hereunder shall not be affected thereby, except as provided in Section 13.2. No amendment, modification or alteration shall be made which shall (a) cause or authorize any part of the Trust Fund to revert or be refunded to the Company, or (b) decrease any Participant's Account Balances or (c) eliminate an optional form of distribution. In the event an amendment shall alter the nonforfeitable schedule under Section 7.5, or if the Plan is deemed amended by an automatic change to or from a top-heavy vesting schedule pursuant to Section 9.5(c), the nonforfeitable percentage of Participants who have been credited with three or more Years of Service shall not be less than the greater of their nonforfeitable percentage under the prior nonforfeitable schedule or the amended nonforfeitable schedule. Should the Sponsoring Company, at any time, not be in existence as a corporation, the Plan may be amended, modified or altered by action of a majority of the members of the Benefits Committee then surviving as such.

         13.2 RIGHT TO MAKE AMENDMENTS RELATING TO QUALIFICATION OF PLAN. The Board of Directors or its delegate shall have the unlimited right to approve or ratify the amendment of the Plan in accordance with the procedure set forth in
Section 13.1, at any time, retroactively or otherwise, in such respects and to such extent as may be necessary to qualify it under existing laws and regulations so as to permit the full deduction for tax purposes of Company Contributions made hereunder and to meet the requirements of the Code or ERISA and, to the extent necessary to accomplish such purpose, may by such amendment decrease or otherwise affect the rights of Participants or Beneficiaries to Benefits which have actually accrued and become payable hereunder.

         13.3 AMENDMENT BY BENEFITS COMMITTEE. The Benefits Committee shall also have separate limited authority to modify and amend the Plan in immaterial respects, including immaterial changes required by law. Provided, no modification or amendment by the Benefits Committee shall (a) significantly increase any required contributions by the Company to the Plan, (b) change the classes of persons or entities eligible to participate in the Plan, (c) change any method of accrual or benefit formula under the Plan, or (d) adversely affect the tax-favored status of the Plan.

                                   ARTICLE 14

                             RESERVATIONS OF RIGHTS
                               BY THE COMPANY AND
                      LIMITATIONS ON RIGHTS OF PARTICIPANTS


         14.1 PLAN VOLUNTARY ON PART OF COMPANY. While it is the intention of the Company that the Plan shall be continued and Contributions made in each year, the Plan is entirely voluntary on the part of the Company. The Company does not guarantee or promise to pay or cause to be paid any Benefit provided by the Plan and each Participant, Beneficiary or any other person who may claim the right to any payment or Benefit under the Plan shall be entitled to look only to the Trust Fund for such payment or Benefit and shall not have any right, claim or demand therefor against the Company.

         14.2 PLAN NOT CONTRACT OF EMPLOYMENT. This Plan shall not be deemed to constitute a contract between the Company and Participants or to be a consideration or inducement for the employment of any Participant or Employee. Nothing contained in the Plan shall be deemed to give any Participant or Employee the right to be retained in the service of the Company, nor to interfere with the right of the Company to discharge any Participant or Employee at any time, regardless of the effect which such discharge may have upon the Employee as a Participant in the Plan.

                                   ARTICLE 15

                               TERMINATION OF PLAN


         15.1 EVENTS CAUSING TERMINATION OF PLAN. Upon the occurrence of any one or more of the following events, the Plan, subject to the procedures contained in Section 15.2, shall be terminated:

              (a)  Dissolution.  The dissolution of the Company.

         (b) Discontinuance of Contributions. The complete discontinuance of Contributions by the Company to the Plan.

              (c) Board of Directors' Action. The adoption of an appropriate resolution by the Board of Directors of the Sponsoring Company authorizing the termination of the Plan. Upon the adoption of such a resolution, a copy thereof shall be delivered to the Trustee and notice thereof shall be given to Participants. A termination of the Plan as to a Company shall be effected by the adoption of an appropriate resolution by the Board of Directors of the Company authorizing its termination of participation in the Plan, the delivery of a copy thereof to the Sponsoring Company and Trustee and the giving of written notice of such termination to all Participants.

         (d) Other Termination. Any other termination or partial termination of the Plan pursuant to section 411(d) of the Code.

         15.2 PROCEDURE UPON TERMINATION. Should any of the events listed in
Section 15.1 occur, the Company Accounts and Matching Accounts of each Participant (or, in the case of a partial termination, the Company Accounts and Matching Accounts of the Participants affected) at that time, shall become nonforfeitable, but the Plan and the Trust Fund shall be continued until such time as all Accounts have been fully distributed, at which time the Plan and the Trust Fund shall terminate. Until such time as the Company determines that the Trust Fund shall be terminated, the Trustee shall distribute the Accounts as the Benefits Committee directs. Upon determination by the Company that the Trust Fund shall terminate, the Trustee shall forthwith proceed to liquidate the assets of the Trust Fund, using the proceeds thereof as follows:

              (a) Payment of Expenses. First, to pay any due and accrued expenses and liabilities of the Trust Fund and any expenses involved in the termination of the Plan and the Trust Fund, to the extent not paid by the Company.

              (b) Distributions to Participants. Second, to distribute to the Participants as soon as administratively practicable the amount of their Benefits in the Trust Fund. Provided, no distributions of Elective Deferral Accounts shall be made at a time not otherwise permitted under the Plan.

                                   ARTICLE 16

                      ADDITION AND WITHDRAWAL OF A COMPANY


         16.1 ADOPTION OF PLAN BY RELATED COMPANY. The Related Companies which have currently adopted the Plan are set forth at Schedule I. The Board of Directors may designate any Related Company to become a Company thereafter. Any Related Company so designated may adopt the Plan, and become a Company hereunder, by executing a Joinder Agreement which is approved by the Benefits Committee. Such Related Company shall become a Company hereunder as of an Effective Date provided in the Joinder Agreement, and shall be subject to the terms and provisions of the Plan, with such variations as shall be set forth in the Joinder Agreement and approved by the Benefits Committee. A Related Company may limit its adoption of the Plan to one or more of its groups of employees, divisions, locations or operations.

         16.2  WITHDRAWAL FROM PLAN BY COMPANY.

              (a) Procedures for Withdrawal. A Company which wishes to withdraw from the Plan shall deliver to the Benefits Committee a resolution of its Board of Directors which authorizes its withdrawal as a Company and which indicates the reason or reasons for such withdrawal. The Board of Directors may at any time, in its discretion, determine that a Company (other than the Sponsoring Company) shall no longer participate in the Plan and may direct that the Company withdraw from the Plan. Withdrawal may take place only on a Valuation Date and notice thereof to the Benefits Committee, or by the Benefits Committee to a Company in the event withdrawal is directed by the Board of Directors, must be submitted or received at least six months prior to the date the withdrawal is to be effective, unless such time requirement is waived in writing by the Benefits Committee or the Company.

              (b) Withdrawal Treated as Termination. If the withdrawal of a Company is a part of the complete dissolution of the Company's business or the discontinuance of participation in the Plan without termination of its business and without the immediate establishment of a new, comparable plan, the provisions of Article 15 shall apply to such Company's withdrawal as if the withdrawal were a part of the complete termination of the Plan, but the participation of other Companies hereunder shall not be affected by such withdrawal of a Company.

              (c) Transfer to New Plan. If the withdrawal of a Company is the result of the establishment of a new, comparable plan for its employees which will immediately upon withdrawal of the Company cover employees of the Company who are covered by the Plan, the Benefits Committee, upon being furnished evidence of the terms of such new plan and that such new plan has been approved by the Internal Revenue Service as being qualified under the provisions of section 401 of the Code or an opinion of counsel that such new plan is qualified, shall determine the Account Balances of the Accounts of the Participants employed by that Company. The value of such Account Balances, after reduction for charges and other expenses incurred to process the withdrawal which are not paid by the Company, shall be transferred to the trustee of the new plan or to the insurance company which is to hold the funds of the new plan, whichever is applicable, in such manner as the Benefits Committee shall direct, but the transfer must be over a period not to exceed one year following the effective date of the Company's withdrawal. Notwithstanding the foregoing, the Benefits Committee in its discretion, solely for the benefit and protection of the Participants employed by the Company, may retain the Account Balances of the Accounts of such Participants in the Plan. Upon completion of the transfer provided for herein, the remaining Companies, the Benefits Committee and the Trustee shall be completely discharged of all responsibility without any obligation on their part collectively or individually to see the application thereof.

                                   ARTICLE 17

                              CHANGE IN EMPLOYMENT


         17.1 PARTICIPANT TRANSFER FROM COMPANY TO COMPANY. A Participant who transfers employment from one Company to another Company shall not be considered as terminating employment with a Company and shall continue to be a Participant in this Plan without interruption. A Participant who transfers employment to another Company shall only share in the Company Contributions of the Participant's previous Company to the extent of the Participant's Compensation while an Employee of that Company.

         17.2 PARTICIPANT TRANSFER FROM COMPANY TO RELATED COMPANY. A Participant who transfers employment to a Related Company shall not be considered as terminating participation in the Plan. No further Contributions shall be made by or on behalf of such a Participant and investment earnings (or losses) of the Trust Fund shall be allocated to the Participant's Accounts in the manner provided for in Section 6.2. When such a Participant's employment is terminated with the Related Company on or after attaining Normal Retirement Age, death, Disability or Severance from Service, the Participant's Benefit shall be determined as though such event occurred while the Participant was employed by the Company.

         17.3 EMPLOYEE CREDIT FOR SERVICES WITH RELATED COMPANY. An Employee who transfers employment from a Related Company to a Company shall receive credit for the Employee's Hours of Service with such Related Company for the purpose of being eligible to become a Participant, and for the purpose of vesting in the Participant's Benefit under the Plan. A Participant who retransfers employment to a Company after transferring from a Company to a Related Company shall again become an active Participant upon the Participant's reemployment by a Company.

                                   ARTICLE 18

                             LIMITATIONS ON VESTING
                                       AND
                            ALIENABILITY OF BENEFITS


         18.1 PARTICIPANT INTERESTS LIMITED TO BENEFITS ACTUALLY ACCRUED. No Participant shall have any legal right, title or interest in the Trust Fund, or any of its assets, except in the event and to the extent that a Benefit may actually accrue to such Participant hereunder, and the same limitations shall be applicable with respect to Benefits upon the death of a Participant which may be distributable to a Beneficiary.

         18.2 SPENDTHRIFT CLAUSE. Except as provided in Sections 18.2(a) and 18.2(b), no Participant or Beneficiary shall have any right or power to anticipate, pledge, assign, sell, transfer, alienate (by operation of law, legal process or otherwise) or encumber the interest of such Participant or Beneficiary in the Trust Fund in any manner whatsoever, nor shall such interest in any manner whatsoever be liable for or subject to the debts, liabilities or obligations of such Participant or Beneficiary, or for claims against such Participant or Beneficiary.

         (a) Qualified Domestic Relations Order. A Participant's Benefit may be assigned to an alternate payee pursuant to a Qualified Domestic Relations Order, subject to the provisions of Section 11.3(r).

              (b) Offset of Benefits. Effective for judgments, orders, and decrees issued, and settlement agreements entered into, on or after August 5, 1997, a Participant's Benefits may be offset against an amount that the Participant is ordered or required to pay to the Plan if such offset meets the requirements provided under section 401(a)(13) of the Code.

                                   ARTICLE 19

                            BENEFITS CLAIMS PROCEDURE


         19.1 CLAIMS FOR BENEFITS. Any claim for Benefits shall be made in writing to the Benefits Committee or its representative. In the event such a claim to all or any part of any Benefit under this Plan shall be denied, the Benefits Committee or its representative shall provide to the claimant, within 90 days (or such additional period required by special circumstances, but not to exceed an additional 90 days, provided written notice of the extension shall be furnished to the claimant prior to the commencement of the extension) after receipt of such claim, a written notice setting forth, in a manner calculated to be understood by the claimant:

              (a)  The specific reason or reasons for the denial.

         (b) Specific references to the pertinent Plan provisions on which the denial is based.

              (c) A description of any additional material or information necessary for the claimant to perfect the claim and an explanation as to why such material or information is necessary.

         (d) An explanation of the Plan's procedure for review of the denial of a claim.

         19.2 REVIEW OF DENIAL OF CLAIMS. Within 60 days after receipt of the above material, the claimant may appeal the claim denial to the Benefits Committee for a full and fair review. Within such 60 days, the claimant or the claimant's duly authorized representative:

         (a) May request a review upon written notice to the Benefits Committee.

              (b)  May review pertinent documents.

              (c)  May submit issues and comments in writing.

         19.3 DECISION ON REVIEW OF DENIAL. A decision by the Benefits Committee will be made not later than 60 days (or such additional period required by special circumstances, but not to exceed an additional 60 days, provided, written notice of the extension shall be furnished to the claimant prior to the commencement of the extension) after receipt of a request for review. The Benefits Committee's decision on review shall be written and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, with specific references to the pertinent Plan provisions on which the decision is based.

                                   ARTICLE 20

                           FIDUCIARY RESPONSIBILITIES

         20.1 DUTIES AND OBLIGATIONS OF FIDUCIARIES. All actions by "fiduciaries" (as that term is defined in section 3(21)(A) of ERISA) shall be in accordance with the terms of this Plan insofar as such documents are consistent with the provisions of Title I of ERISA. Each fiduciary shall act solely in the interest of Participants and Beneficiaries and for the exclusive purpose of providing benefits and defraying reasonable administrative expenses. Each fiduciary shall discharge the fiduciary's duties hereunder with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims.

         20.2  ALLOCATION OF FIDUCIARY RESPONSIBILITIES.

         (a) Sponsoring Company. The Sponsoring Company shall be the "named fiduciary" (as defined in section 402(a) of ERISA) for the following purposes:

                  (1) For the control and management of the operation and administration of the Plan, except for those duties herein specifically allocated to the Benefits Committee, the Plan Administrator, each Company, the Board of Directors or the Trustee.

                  (2) For the furnishing to the other fiduciaries hereunder such information related to the administration of the Plan as they may require.

                  (3) For the control and management of the Trust Fund to the extent set forth in the Trust Agreement.

              (b) Board of Directors of the Sponsoring Company. The Board of Directors of the Sponsoring Company shall be the named fiduciary for the following purposes:

         (1) For the appointment and removal of the Benefits Committee, as provided in Section 11.1.

                  (2) For the designation of a Related Company to become a Company as provided in Section 16.1.

         (c) Board of Directors of Each Company. Each Board of Directors shall be the named fiduciary for the purposes of terminating the participation of its Company in the Plan as provided in Article 15.

         (d) Trustee. The Trustee shall be a named fiduciary to the extent set forth in the Trust Agreement.

         (e) Benefits Committee. The Benefits Committee shall be the named fiduciary for the purposes of performing the duties set forth in Section 11.3 and such other specific duties provided for in the Plan.

              (f) Separation of Fiduciary Duties. Each fiduciary shall be responsible only for the specific duties assigned herein and shall not be directly or indirectly responsible for the duties assigned to another fiduciary.

                                   ARTICLE 21

                     INDEMNIFICATION OF CERTAIN FIDUCIARIES


         21.1 RIGHTS TO INDEMNIFICATION. The Company shall indemnify each director, officer or employee of the Company who is, or is threatened to be made, a party to any threatened or pending action or proceeding, whether civil, criminal, administrative or investigative, including actions by or in the right of the Company, by reason of the fact that such director, officer or employee is or was serving at the request of the Company as a "fiduciary" (as defined by section 3(21)(A) of ERISA) with regard to the Plan, against expenses (including attorneys' fees), claims, fines, judgments, taxes, causes of action or liability and amounts paid in settlement, actually and reasonably incurred by such person in connection with such action or proceeding, unless such expense, claim, fine, judgment, taxes, cause of action, liability or amount arose from the person's gross negligence, fraud or willful breach of the person's fiduciary responsibilities under ERISA, except, that with respect to an action by or in the right of the Company, indemnification shall be made only against expenses (including attorneys' fees).

         21.2 ADVANCEMENT OF EXPENSES. The Company shall advance all expenses (including attorneys' fees) incurred by any director, officer or employee described in Section 21.1 in defending a civil, criminal, administrative or investigative action, suit or proceeding pending the final disposition of such action, suit or proceeding unless (a) the Board of Directors, by a majority vote of a quorum consisting of directors who were not or are not parties to the action, suit or proceeding concerned or (b) the stockholders determine that, under the circumstances of the individual case, the person by such person's conduct is not entitled to indemnification under Section 21.1 because of the person's gross negligence, fraud or willful breach of such person's fiduciary responsibilities, upon receipt of an undertaking, with such security as the Board of Directors or stockholders may reasonably require, by or on behalf of the director, officer or employee to repay such amounts unless it shall ultimately be determined that the person is entitled to be indemnified by the Company as authorized by this Article 21.

         21.3 DETERMINATION OF RIGHT TO INDEMNITY. To the extent that any director, officer or employee has been successful on the merits or otherwise in the defense of the action, suit or proceeding, or in defense of any claim, issue or matter therein, referred to in Section 21.1 such person shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by such person in connection therewith and if such person was advanced expenses as provided in Section 21.2, the undertaking of such person shall be canceled by the Company. If any action, suit or proceeding shall terminate by judgment or order adverse to the director, officer or employee, or settlement, conviction or upon a plea of nolo contendere or its equivalent, the Board of Directors, or the shareholders, in the same manner provided in Section 21.2 with reference to advancement of expenses, shall (unless ordered by a court to make indemnification) make a determination whether indemnification of the director, officer or employee is not proper in the circumstances because such person has been guilty of gross negligence, fraud or willful breach of such person's fiduciary responsibilities and, if it is determined that the person is so entitled to indemnification, then such person shall be indemnified against expenses (including attorneys' fees) claims, fines, judgments, taxes, causes of action or liability and amounts paid in settlement, actually and reasonably incurred by such person in connection with such action or proceeding and, if such person was advanced expenses as provided in Section 21.2, the undertaking of such person shall be canceled. The termination of any action or proceeding by adverse judgment or order, conviction, settlement or plea of nolo contendere or the equivalent, shall not, of itself, create a presumption that the director, officer or employee was guilty of gross negligence, fraud or willful breach of the fiduciary responsibilities of the director, officer or employee.

         21.4 OTHER RIGHTS. The indemnification provided by this Article 21 shall not be deemed exclusive of any other rights to which any director, officer or employee may be entitled, and shall continue as to a person who has ceased to be a director, officer or employee and shall inure to the benefit of the personal representative, heirs and legatees of such a person.

         21.5 INDEMNIFICATION BY MORE THAN ONE COMPANY. If a director, officer or employee of the Company is entitled to indemnification by more than one Company with respect to any one action, suit or proceeding, such person shall be indemnified only once and the Companies shall, in their sole discretion, decide how to allocate such indemnification among them.

                                   ARTICLE 22

                                  MISCELLANEOUS


         22.1 MERGER OR CONSOLIDATION OF PLAN. In the case of any merger or consolidation of the Plan with, or transfer of Plan assets or liabilities to, any other "plan" (as defined in section 3(3) of ERISA), provision shall be made so that each Participant in the Plan on the date of such merger, consolidation or transfer will receive a benefit immediately after the merger, consolidation or transfer from the other plan if such other plan would then be terminated which is equal to or greater than the Benefit the Participant would have been entitled to receive immediately prior to the merger, consolidation or transfer under the Plan if the Plan had then been terminated.

         22.2 UNCLAIMED BENEFITS. Any Benefit payable to or on behalf of a Participant or Beneficiary which is not claimed shall be maintained in an uninvested separate account. If the Participant or Beneficiary with respect to which such separate account has been established cannot be located after reasonable efforts at the time that the Benefit becomes payable, such Benefit shall be forfeited and applied to the restoration of Forfeitures and, then, shall be applied in the same manner as Forfeitures for such Plan Year as of the Accounting Date of the Plan Year in which the Participant incurs the Participant's fifth consecutive Break in Service, or such later date as the Benefits Committee may decide. If the Participant or the Participant's Beneficiary subsequently presents a valid claim for the Benefit to the Benefits Committee or its representative, the Company shall cause the Benefit, equal to the amount which was forfeited under this Section 22.2, to be restored by causing an additional Company Contribution to be made to the Plan in the necessary amount.

         22.3 NO DIVERSION OF TRUST FUND. In no event shall the Trust Fund be used for, or diverted to, purposes other than the exclusive benefit of the Participants and Beneficiaries, or in the payment of the expenses of the Trust Fund as set forth herein, except as provided in Section 4.6.

         22.4 CONSTRUCTION. This Plan shall be construed and enforced according to the laws of the Commonwealth of Kentucky, and all provisions hereunder shall be administered according to the laws thereof, except to the extent preempted by ERISA. It is intended that the Plan meet the requirements of ERISA and the Code and the Plan shall be interpreted and construed, wherever possible, to comply with the terms of ERISA, the Code, and regulations and rulings issued thereunder.

         22.5 GENDER AND NUMBER. Any words herein used in the masculine or neuter shall read and be construed in the feminine, masculine or neuter where they would so apply. Words in the singular shall be read and construed as though used in the plural in all cases where they would so apply.

         22.6 DISCRETIONARY ACTS TO BE NON-DISCRIMINATORY. Any discretionary acts taken under the Plan by the Benefits Committee, the Plan Administrator, the Sponsoring Company, the Company or the Trustee shall be uniform in their nature, and shall be applicable to all Participants and Employees similarly situated, and no discretionary act shall be taken which is discriminatory under the Code.

         22.7 TITLES AND HEADINGS. Titles of Articles and headings to Sections are inserted for convenience of reference only and, in the event of any conflict, the text of the Plan, rather than such titles and headings, shall control.

         22.8 DISTRIBUTIONS TO INCOMPETENTS OR MINORS. In making any distribution to or for the benefit of any minor or incompetent Beneficiary, or incompetent Participant, the Benefits Committee may, but need not, direct the Trustee to make such distribution to a legal or natural guardian or other relative of such minor or court appointed committee of any incompetent, or to any adult with whom such person temporarily or permanently resides; and any such guardian, committee, relative or other person shall have full authority and discretion to expend such distribution for the use and benefit of such person; and the receipt of such guardian, committee, relative or other person shall be a complete discharge to the Trustee, without any responsibility on its part or on the part of the Benefits Committee to see to the application thereof.

         22.9 QUALIFIED DOMESTIC RELATIONS ORDER. The Benefits Committee or its representative shall have sole discretion in determining whether a judgment, decree or order constitutes a Qualified Domestic Relations Order.

         22.10 COMPLIANCE WITH THE UNIFORMED SERVICES EMPLOYMENT AND REEMPLOYMENT RIGHTS ACT OF 1994. Notwithstanding any provision of this Plan to the contrary, effective as of December 12, 1994, Contributions, Benefits, and service credit with respect to qualified military service will be provided in accordance with section 414(u) of the Code. Loan repayments may be suspended under this Plan at the discretion of the Benefits Committee or its representative as permitted under Section 8.1(f) and section 414(u)(4) of the Code.

         22.11 APPOINTMENT OF ADMINISTRATOR. The Benefits Committee designated by the Sponsoring Company shall be the "administrator" for the purposes of ERISA.

         22.12 EFFECTIVE DATE. The effective date of the amendment and restatement of the Plan shall be the first day of the Plan Year commencing on or after January 1, 1997, unless another effective date is otherwise provided for in a specific provision, in which case such other effective date shall apply.

         IN WITNESS WHEREOF, the Sponsoring Company, by its duly authorized officer, has caused the Plan to be executed as of this 27th day of February, 2002.



                             COMMONWEALTH INDUSTRIES, INC.


                             By:
                                   Donald L. Marsh Jr.
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Secretary

                                   SCHEDULE I

                         RELATED COMPANIES PARTICIPATING
                                   IN THE PLAN
                              AS OF JANUARY 1, 2000




 Name of Company                                         Employer I.D. Number



Alflex Corporation                                          95-4812164

Alflex E1 LLC                                               56-2140123

Commonwealth Aluminum Concast, Inc.                         34-0697844

Commonwealth Aluminum Tube Enterprises, LLC                 62-1817895

Commonwealth Aluminum Sales Corporation                     95-1398512

Commonwealth Aluminum Lewisport, LLC                        61-1377736

Commonwealth Aluminum Metals, LLC                           61-1378491




                         RELATED COMPANIES PARTICIPATING
                                   IN THE PLAN
                              FROM JANUARY 1, 1997
                            THROUGH DECEMBER 31, 2000




 Name of Company                                          Employer I.D. Number

Alflex Corporation (effective January 1, 1998)             34-1569484

Commonwealth Aluminum Concast, Inc. (effective January 1,  34-0697844
1998)

Commonwealth Aluminum Corporation                          95-0816561

Commonwealth Aluminum Lewisport, Inc.                      95-0816561

Commonwealth Aluminum Sales Corporation                    95-1398512

Receipt of an executed copy of the amended and restated Commonwealth Industries, Inc. 401(k) Plan is hereby acknowledged


CG TRUST COMPANY


By:

Title:

LOU:595598.5