Form 10-Q
period 2002-09-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 2002-11-12
CIK 934747

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

                For the quarterly period ended September 30, 2002

                                       or

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

Yes     X    No ____
      -----

The registrant had 15,997,651 shares of common stock outstanding at October 29, 2002.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2002

                                      INDEX

                         Part I - Financial Information

Item 1.  Financial Statements (unaudited)                           Page Number
                                                                    -----------

         Condensed Consolidated Balance Sheet as of
         September 30, 2002 and December 31, 2001                        3

         Condensed Consolidated Statement of Operations for the three
         months and nine months ended September 30, 2002 and 2001        4

         Condensed Consolidated Statement of Comprehensive Income
         for the three months and nine months ended
         September 30, 2002 and 2001                                     5

         Condensed Consolidated Statement of Cash Flows for the nine
         months ended September 30, 2002 and 2001                        6

         Notes to Condensed Consolidated Financial Statements            7-19


Item 2.  Management's Discussion and Analysis of Financial Condition     20-25
           and Results of Operations

Item 4.  Controls and Procedures                                         25

                           Part II - Other Information

Item 1.   Legal Proceedings                                              26

Item 6.   Exhibits and Reports on Form 8-K                               26

Signatures                                                               27

Certifications                                                           28-29

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                 September 30,           December 31,
                                                                     2002                    2001
                                                                 -------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                      $       -               $   6,393
     Accounts receivable, net                                             137                      81
     Inventories                                                      116,369                 119,038
     Net residual interest in receivables sold                        100,185                  82,310
     Prepayments and other current assets                               4,036                   3,230
                                                                 -------------           -------------
          Total current assets                                        220,727                 211,052
Property, plant and equipment, net                                    146,067                 152,137
Goodwill, net                                                          48,872                  74,199
Other noncurrent assets                                                 3,901                   2,244
                                                                 -------------           -------------
          Total assets                                              $ 419,567               $ 439,632
                                                                 =============           =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                       $     351               $       -
     Accounts payable                                                  54,264                  50,693
     Accrued liabilities                                               36,564                  38,876
                                                                 -------------           -------------
          Total current liabilities                                    91,179                  89,569
Long-term debt                                                        125,000                 125,000
Other long-term liabilities                                             5,511                   6,899
Accrued pension benefits                                                3,529                   4,576
Accrued postretirement benefits                                        77,121                  79,422
                                                                 -------------           -------------
          Total liabilities                                           302,340                 305,466
                                                                 -------------           -------------

Commitments and contingencies                                               -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          15,997,651 and 16,459,468 shares outstanding at
          June 30, 2002 and December 31, 2001, respectively               160                     160
     Additional paid-in capital                                       405,613                 405,443
     Accumulated deficit                                             (283,507)               (258,532)
     Notes receivable from sale of common stock                             -                  (1,561)
     Accumulated other comprehensive income:
           Effects of cash flow hedges                                 (5,039)                (11,344)
                                                                 -------------           -------------
              Total stockholders' equity                              117,227                 134,166
                                                                 -------------           -------------
              Total liabilities and stockholders' equity            $ 419,567               $ 439,632
                                                                 =============           =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands except per share data)

                                                               Three months ended                   Nine months ended
                                                                  September 30,                        September 30,
                                                          ----------------------------        -----------------------------
                                                             2002             2001               2002              2001
                                                          -----------      -----------        ------------      -----------
Net sales                                                  $ 253,933        $ 249,914           $ 727,519        $ 715,610
Cost of goods sold                                           234,571          235,366             681,933          678,890
                                                          -----------      -----------        ------------      -----------
     Gross profit                                             19,362           14,548              45,586           36,720
Selling, general and administrative expenses                  12,524           11,326              34,779           34,154
Amortization of goodwill                                           -            1,119                   -            3,357
                                                          -----------      -----------        ------------      -----------
     Operating income (loss)                                   6,838            2,103              10,807             (791)
Other income (expense), net                                      332              289                 818              647
Interest expense, net                                         (3,704)          (3,745)            (11,406)         (11,764)
                                                          -----------      -----------        ------------      -----------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle                3,466           (1,353)                219          (11,908)
Income tax expense (benefit)                                  (2,610)             200              (2,532)             600
                                                          -----------      -----------        ------------      -----------
     Income (loss) before cumulative effect of
       change in accounting principle                          6,076           (1,553)              2,751          (12,508)
Cumulative effect of change in accounting principle                -                -             (25,327)               -
                                                          -----------      -----------        ------------      -----------
     Net income (loss)                                       $ 6,076         $ (1,553)          $ (22,576)       $ (12,508)
                                                          ===========      ===========        ============      ===========

Basic net income (loss) per share:
     Income (loss) before cumulative effect of
       change in accounting principle                         $ 0.38          $ (0.09)             $ 0.17          $ (0.76)
     Cumulative effect of change in accounting principle           -                -               (1.58)               -
                                                          -----------      -----------        ------------      -----------
     Net income (loss)                                        $ 0.38          $ (0.09)            $ (1.41)         $ (0.76)
                                                          ===========      ===========        ============      ===========

Diluted net income (loss) per share:
     Income (loss) before cumulative effect of
       change in accounting principle                         $ 0.38          $ (0.09)             $ 0.17          $ (0.76)
     Cumulative effect of change in accounting principle           -                -               (1.57)               -
                                                          -----------      -----------        ------------      -----------
     Net income (loss)                                        $ 0.38          $ (0.09)            $ (1.40)         $ (0.76)
                                                          ===========      ===========        ============      ===========

Weighted average shares outstanding
     Basic                                                    15,998           16,459              15,992           16,457
     Diluted                                                  16,092           16,459              16,100           16,457

Dividends paid per share                                      $ 0.05           $ 0.05              $ 0.15           $ 0.15

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
            Condensed Consolidated Statement of Comprehensive Income
                                 (in thousands)

                                                                       Three months ended              Nine months ended
                                                                          September 30,                  September 30,
                                                                  ---------------------------      ------------------------
                                                                     2002           2001             2002           2001
                                                                  -----------    ------------      ----------     ---------
Net income (loss)                                                    $ 6,076        $ (1,553)      $ (22,576)     $ (12,508)
Other comprehensive income, net of tax:
     Net change related to cash flow hedges:
         Cumulative effect of accounting change                            -               -               -          6,619
         Increase (decrease) in fair value of cash flow hedges        (6,313)        (15,866)         (3,174)       (30,621)
         Reclassification adjustment for  (gains) losses included
            in net income                                              4,267           8,297           9,479          6,159
                                                                  -----------    ------------      ----------     ---------
     Net change related to cash flow hedges                           (2,046)         (7,569)          6,305        (17,843)
                                                                  -----------    ------------      ----------     ---------
Comprehensive income (loss)                                          $ 4,030        $ (9,122)      $ (16,271)     $ (30,351)
                                                                  ===========    ============      ==========     =========

                 See notes to consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                               Nine months ended September 30,
                                                                             ----------------------------------
                                                                                 2002                  2001
                                                                             -----------          -------------
Cash flows from operating activities:
   Net income (loss)                                                          $ (22,576)             $ (12,508)
   Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operations:
        Depreciation                                                             15,940                 24,645
        Amortization                                                                762                  4,305
        Goodwill inpairment charge                                               25,327                      -
        Loss on disposal of property, plant and equipment                           196                    359
        Issuance of common stock in connection with stock awards                    170                    106
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                                 (56)                  (748)
             Decrease in inventories                                              2,669                 23,724
             (Increase) in net residual interest in receivables sold            (17,875)               (54,492)
             (Increase) decrease in prepayments and other current assets           (806)                 8,316
             (Increase) in other noncurrent assets                               (2,419)                  (445)
             Increase in accounts payable                                         3,571                  7,550
             Increase (decrease) in accrued liabilities                           3,993                 (5,667)
             (Decrease) in other liabilities                                     (4,736)                (5,618)
                                                                             -----------          -------------
                 Net cash provided by (used in) operating activities              4,160                (10,473)
                                                                             -----------          -------------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                   (10,089)                (7,217)
   Proceeds from sale of property, plant and equipment                               23                     90
                                                                             -----------          -------------
        Net cash (used in) investing activities                                 (10,066)                (7,127)
                                                                             -----------          -------------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                             351                  6,942
   Proceeds from long-term debt                                                  55,700                 48,060
   Repayments of long-term debt                                                 (55,700)               (48,060)
   Repayments of notes receivable from sale of common stock                       1,561                  1,613
   Cash dividends paid                                                           (2,399)                (2,469)
                                                                             -----------          -------------
        Net cash (used in) provided by financing activities                        (487)                 6,086
                                                                             -----------          -------------
Net (decrease) in cash and cash equivalents                                      (6,393)               (11,514)
Cash and cash equivalents at beginning of period                                  6,393                 11,514
                                                                             -----------          -------------
Cash and cash equivalents at end of period                                     $      -              $       -
                                                                             ===========          =============
Supplemental disclosures:
     Interest paid                                                             $  7,551              $   8,630
     Income taxes paid (refunds received)                                          (492)                   157
Non-cash activities:
     Repayment of notes receivable from sale of common stock with
       common stock and subsequent retirement of common stock                         -                    450

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

2. Receivables Purchase Agreement
On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. The Company services the receivables for a fee in accordance with the receivables purchase agreement. In addition, under the agreement, the receivables are sold with no recourse to the Company and the Company records no discount on the sale of the receivables. During September 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003 and in October 2002, extended the agreement for an additional year ending in September 2004. In addition during September 2001, the Company and the financial institution agreed to reduce the maximum amount which can be outstanding under the agreement to $95.0 million. At September 30, 2002 and 2001, the Company had outstanding under the agreement $20.0 million and $17.5 million, respectively, and had $100.2 million and $126.9 million, respectively, of net residual interest in the receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first nine months of 2002 and 2001, the Company received gross proceeds of $37.0 million and $30.0 million, respectively, from the sale of receivables and made gross payments of $37.0 and $81.5 million, respectively, under the agreement.

3. Inventories
Inventories consist of the following (in thousands):

                                       September 30, 2002     December 31, 2001
                                       ------------------     -----------------
Raw materials                          $   19,137                 $   21,203
Work in process                            42,973                     45,830
Finished goods                             39,499                     35,978
Expendable parts and supplies              14,207                     14,223
                                       ----------                -----------
                                          115,816                    117,234
LIFO reserve                                  553                      1,804
                                       ----------                -----------
                                        $ 116,369                  $ 119,038
                                       ==========                ===========

The Company uses the last-in, first-out (LIFO), first-in, first-out (FIFO) and average-cost accounting methods for valuing its inventories. Inventories of approximately $86.5 million and $87.9 million, included in the above totals (before the LIFO reserve) at September 30, 2002 and December 31, 2001, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

4. Provision for Income Taxes
The Company recognized an income tax benefit of $2.6 million and $2.5 million for the three months and nine months ended September 30, 2002, respectively, compared to an income tax expense of $0.2 million and $0.6 million for the three months and nine months ended September 30, 2001, respectively. The Company recorded an adjustment of $2.7 million in the three months ended September 30, 2002 to reduce prior year's income tax accruals.

5. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                        Three months ended
                                                                                           September 30,
                                                                                         2002         2001
                                                                                         ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) before cumulative effect of change in accounting principle           $6,076      $(1,553)
     Cumulative effect of change in accounting principle                                     -            -
                                                                                        ------      -------
     Net income (loss)                                                                  $6,076      $(1,553)
                                                                                        ======      =======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                15,998       16,459
                                                                                        ======       ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                15,998       16,459
     Plus: dilutive effect of stock options                                                 94            -
                                                                                        ------       ------
           Adjusted weighted average shares                                             16,092       16,459
                                                                                        ======       ======

Basic and diluted per share data:
     Income (loss) before cumulative effect of change in accounting principle            $0.38      $ (0.09)
     Cumulative effect of change in accounting principle                                     -            -
                                                                                         -----      -------
     Net income (loss)                                                                   $0.38      $ (0.09)
                                                                                         =====      =======

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                         2002         2001
                                                                                         ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) before cumulative effect of change in accounting principle         $  2,751     $(12,508)
     Cumulative effect of change in accounting principle                               (25,327)           -
                                                                                       --------   ---------
     Net income (loss)                                                                $(22,576)    $(12,508)
                                                                                      =========    =========

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                15,992       16,457
                                                                                        ======       ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                15,992       16,457
     Plus: dilutive effect of stock options                                                108            -
                                                                                        ------       ------
           Adjusted weighted average shares                                             16,100       16,457
                                                                                        ======       ======

Basic per share data:
     Income (loss) before cumulative effect of change in accounting principle           $ 0.17       $(0.76)
     Cumulative effect of change in accounting principle                                 (1.58)           -
                                                                                       -------       ------
     Net income (loss)                                                                  $(1.41)      $(0.76)
                                                                                       =======       ======

Diluted per share data:
     Income (loss) before cumulative effect of change in accounting principle           $ 0.17       $(0.76)
     Cumulative effect of change in accounting principle                                 (1.57)           -
                                                                                       -------      -------
     Net income (loss)                                                                  $(1.40)      $(0.76)
                                                                                       =======      =======

Options to purchase 305,500 common shares for both the three months and nine months ended September 30, 2001, which equate to 43,141 and 42,571 incremental common equivalent shares, respectively, were excluded from the diluted calculation above as their effect would have been antidilutive. In addition, options to purchase 794,000 common shares for both the three months and nine months ended September 30, 2002 and 799,500 common shares for both the three months and nine months ended September 30, 2001 were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the periods.


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

As of September 30, 2002, approximately $4.9 million of the $5.0 million of deferred net losses are expected to be reclassified from other comprehensive income into net income as cost of goods sold over the next twelve months. A net loss of $0.05 million and $0.16 million was recognized in cost of goods sold during the three months and nine months ended September 30, 2002, respectively, and a net loss of $0.13 million and $0.16 million was recognized in cost of goods sold during the three months and nine months ended September 30, 2001, respectively, representing the amount of the hedges' ineffectiveness. As of September 30, 2002, the Company held open aluminum and natural gas futures and forward contracts having maturity dates extending through March 2004.

In order to hedge a portion of its interest rate risk, the Company was a party to an interest rate swap agreement with a notional amount of $5 million under which the Company paid a fixed rate of interest and received a LIBOR-based floating rate. The interest rate swap agreement expired during September 2001 and as of September 30, 2002 the Company has no interest rate swap agreements in effect. The Company's interest rate swap agreement which expired during September 2001 did not qualify for hedge accounting under SFAS 133 and as such the change in the fair value of the interest rate swap agreement had been recognized currently as interest expense, net in the Company's consolidated statement of operations. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the three months and nine months ended September 30, 2001.

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

Based upon the transitional impairment test performed upon adoption of SFAS No. 142, the Company has recorded a goodwill impairment loss of $25.3 million ($13.5 million in its aluminum products segment and $11.8 million in its electrical products segment). This non-cash goodwill impairment charge has no impact on the calculation of financial covenants under the Company's revolving credit facility. As required by SFAS No.142 and previously described, the Company recorded the goodwill write-down as a cumulative effect of a change in accounting principle as of January 1, 2002 and restated the Company's first quarter 2002 financial results.

The following displays the changes in the carrying amount of goodwill in each of the Company's reportable business segments for the nine months ended September 30, 2002 (in thousands):

                                                                                  Electrical
                                                                   Aluminum        Products        Total
                                                                   --------       ----------      --------
Balance December 31, 2001                                            $13,470         $60,729       $74,199
  Goodwill impairment loss as a result of transitional
     impairment test related to adoption of SFAS No. 142             (13,470)        (11,857)      (25,327)
                                                                    --------        --------      --------
Balance September 30, 2002                                           $     -         $48,872       $48,872
                                                                    ========        ========      ========

The following represents transitional disclosures relating to goodwill amortization (in thousands except per share data):

                                                                                            Three months ended
                                                                                               September 30,
                                                                                             2002         2001
                                                                                             ----         ----
Reported net income (loss)                                                                 $6,076        $(1,553)
Add back: goodwill amortization                                                                 -          1,119
                                                                                           ------         ------
   Adjusted net income (loss)                                                              $6,076        $  (434)
                                                                                           ======         ======

Reported  basic and diluted net income (loss) per share                                     $0.38         $(0.09)
Goodwill amortization per basic and diluted per share                                           -           0.06
                                                                                            -----         ------
   Adjusted basic and diluted net income (loss) per share                                   $0.38         $(0.03)
                                                                                            =====         ======


Weighted average shares outstanding
   Basic                                                                                   15,998         16,459
   Diluted                                                                                 16,092         16,459

                                                                                          Nine months ended
                                                                                             September 30,
                                                                                          2002          2001
                                                                                          ----          ----
Reported income (loss) before cumulative effect of change in accounting principle          $2,751      $(12,508)
Cumulative effect of change in accounting principle                                       (25,327)            -
                                                                                         --------       -------
Reported net income (loss)                                                               $(22,576)     $(12,508)
Add back: goodwill amortization                                                                 -         3,357
                                                                                         --------       -------
   Adjusted net income (loss)                                                            $(22,576)      $(9,151)
                                                                                         ========       =======

Basic net income (loss) per share:
  Reported income (loss) before cumulative effect of change in accounting principle        $ 0.17        $(0.76)
  Cumulative effect of change in accounting principle                                       (1.58)            -
                                                                                           ------        ------
  Reported  net income (loss)                                                              $(1.41)       $(0.76)
  Goodwill amortization                                                                         -          0.20
                                                                                           ------        ------
     Adjusted net income (loss)                                                            $(1.41)       $(0.56)
                                                                                           ======        ======

Diluted net income (loss) per share:
  Reported income (loss) before cumulative effect of change in accounting principle         $0.17        $(0.76)
  Cumulative effect of change in accounting principle                                       (1.57)            -
                                                                                           ------        ------
  Reported  net income (loss)                                                              $(1.40)       $(0.76)
  Goodwill amortization                                                                         -          0.20
                                                                                           ------        ------
     Adjusted net income (loss)                                                            $(1.40)       $(0.56)
                                                                                           ======        ======

Weighted average shares outstanding
   Basic                                                                                   15,992        16,457
   Diluted                                                                                 16,100        16,457


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

The Company's reportable segments are strategic businesses that offer different products to different customer groups. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months and nine months ended September 30, 2002 and 2001 (in thousands). The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments. Total assets at September 30, 2002 include the effects of the $167.3 million non-cash asset impairment charges recorded in the fourth quarter of 2001 and the $25.3 million non-cash goodwill impairment charges ($13.5 million relating to the aluminum products segment and $11.8 million relating to the electrical products segment) recorded as a cumulative effect of a change in accounting principle as of January 1, 2002 during the second quarter of 2002. The $167.3 million non-cash asset impairment charges were all related to the aluminum products segment and composed of $85.4 million of property, plant and equipment write-downs ($1.8 million of net land and improvements, $15.7 million of net building improvements, $59.0 million of net machinery and equipment and $8.9 million of construction in progress) and $81.9 million of goodwill write-downs. See note 2 in the Company's annual report to stockholders for the year ended December 31, 2001 for additional information on the asset impairment charges and note 7 in this report for additional information on the goodwill impairment charges.

                                                                       Electrical
                                                          Aluminum      Products        Other         Total
                                                          --------     ----------     ---------    ----------
Three months ended September 30, 2002
-------------------------------------
Net sales to external customers                              $224,124      $29,809     $    --      $253,933
Intersegment net sales                                          7,522           --      (7,522)           --
Operating income (loss)                                        10,840        1,137      (5,139)        6,838
Depreciation and amortization                                   4,950          571          --         5,521
Total assets                                                  324,589       93,236       1,742       419,567
Capital expenditures                                            6,884           11          --         6,895

Three months ended September 30, 2001
-------------------------------------
Net sales to external customers                              $220,028      $29,886     $    --      $249,914
Intersegment net sales                                          5,443           --      (5,443)           --
Operating income (loss)                                         4,335        1,680      (3,912)        2,103
Depreciation and amortization                                   8,632          977          --         9,609
Total assets                                                  540,007      102,998       2,291       645,296
Capital expenditures                                            3,042           14          --         3,056

Nine months ended September 30, 2002
------------------------------------
Net sales to external customers                              $641,081      $86,438     $    --      $727,519
Intersegment net sales                                         21,650           --     (21,650)           --
Operating income (loss)                                        18,759        5,069     (13,021)       10,807
Depreciation and amortization                                  14,990        1,712          --        16,702
Total assets                                                  324,589       93,236       1,742       419,567
Capital expenditures                                            9,835          254          --        10,089

Nine months ended September 30, 2001
------------------------------------
Net sales to external customers                              $623,252      $92,358     $    --      $715,610
Intersegment net sales                                         19,876           --     (19,876)           --
Operating income (loss)                                         6,062        4,343     (11,196)         (791)
Depreciation and amortization                                  26,012        2,931           7        28,950
Total assets                                                  540,007      102,998       2,291       645,296
Capital expenditures                                            7,017          200          --         7,217

9. Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $30 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, a combining balance sheet as of September 30, 2002 and December 31, 2001, statement of operations for the three months and nine months ended September 30, 2002 and 2001 and statement of cash flows for the nine months ended September 30, 2002 and 2001.

                    Combining Balance Sheet at September 30, 2002
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $    --     $    --      $    --      $   --
          Accounts receivable, net                                          --        299,349        --       (299,212)         137
          Inventories                                                       --        116,369        --           --        116,369
          Net residual interest in receivables sold                         --           --       100,185         --        100,185
          Prepayments and other current assets                               435        3,601        --           --          4,036
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      419,319     100,185     (299,212)     220,727
Property, plant and equipment, net                                          --        146,067        --           --        146,067
Goodwill, net                                                               --         48,872        --           --         48,872
Other noncurrent assets                                                  409,862        2,594        --       (408,555)       3,901
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 410,297    $ 616,852   $ 100,185    $(707,767)   $ 419,567
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Outstanding checks in excess of deposits                     $    --      $     351   $    --      $    --      $     351
          Accounts payable                                               156,156       54,264     143,056     (299,212)      54,264
          Accrued liabilities                                              6,875       30,446        (757)        --         36,564
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 163,031       85,061     142,299     (299,212)      91,179
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          5,511        --           --          5,511
Accrued pension benefits                                                    --          3,529        --           --          3,529
Accrued postretirement benefits                                             --         77,121        --           --         77,121
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         288,031      171,222     142,299     (299,212)     302,340
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            160            1        --             (1)         160
     Additional paid-in capital                                          405,613      486,727       5,000     (491,727)     405,613
     Accumulated deficit                                                (283,507)     (36,059)    (47,114)      83,173     (283,507)
     Accumulated other comprehensive income:
       Effects of cash flow hedges                                          --         (5,039)       --           --         (5,039)
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                122,266      445,630     (42,114)    (408,555)     117,227
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 410,297    $ 616,852   $ 100,185    $(707,767)   $ 419,567
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
                                                                       =========    =========   =========    =========    =========

     Combining Statement of Income for the three months ended September 30, 2002
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 253,933      $    --         $   --          $ 253,933
Cost of goods sold                                              --           234,571           --             --            234,571
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            19,362           --             --             19,362
Selling, general and administrative expenses                      51          12,473           --             --             12,524
Amortization of goodwill                                        --              --             --             --               --
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (51)          6,889           --             --              6,838
Other income (expense), net                                    6,904             332           --           (6,904)             332
Interest income (expense), net                                (3,469)            807         (1,042)          --             (3,704)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle                3,384           8,028         (1,042)        (6,904)           3,466
Income tax expense (benefit)                                  (2,692)             82           --             --             (2,610)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                          6,076           7,946         (1,042)        (6,904)           6,076
Cumulative effect of change in accounting principle             --              --             --             --               --
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   6,076      $    7,946      $  (1,042)      $ (6,904)       $   6,076
                                                           =========       =========      =========       =========       =========

     Combining Statement of Income for the three months ended September 30, 2001
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 249,914      $    --         $    --         $ 249,914
Cost of goods sold                                              --           235,366           --              --           235,366
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            14,548           --              --            14,548
Selling, general and administrative expenses                      49          11,277           --              --            11,326
Amortization of goodwill                                        --             1,119           --              --             1,119
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (49)          2,152           --              --             2,103
Other income (expense), net                                    1,863             289           --            (1,863)            289
Interest income (expense), net                                (3,367)          1,214         (1,592)           --            (3,745)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle               (1,553)          3,655         (1,592)         (1,863)         (1,353)
Income tax expense                                              --               200           --              --               200
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                         (1,553)          3,455         (1,592)         (1,863)         (1,553)
Cumulative effect of change in accounting principle             --              --             --              --              --
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (1,553)      $   3,455      $  (1,592)      $  (1,863)      $  (1,553)
                                                           =========       =========      =========       =========       =========

      Combining Statement of Income for the nine months ended September 30, 2002
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 727,519      $    --         $    --         $ 727,519
Cost of goods sold                                              --           681,933           --              --           681,933
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            45,586           --              --            45,586
Selling, general and administrative expenses                     224          34,555           --              --            34,779
Amortization of goodwill                                        --              --             --              --              --
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (224)         11,031           --              --            10,807
Other income (expense), net                                   10,685             818           --           (10,685)            818
Interest income (expense), net                               (10,402)          2,303         (3,307)           --           (11,406)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle                   59          14,152         (3,307)        (10,685)            219
Income tax expense (benefit)                                  (2,692)            160           --              --            (2,532)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                          2,751          13,992         (3,307)        (10,685)          2,751
Cumulative effect of change in accounting principle          (25,327)        (25,327)          --            25,327         (25,327)
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $ (22,576)      $ (11,335)     $  (3,307)      $  14,642       $ (22,576)
                                                           =========       =========      =========       =========       =========

      Combining Statement of Income for the nine months ended September 30, 2001
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 715,610      $    --         $    --         $ 715,610
Cost of goods sold                                              --           678,890           --              --           678,890
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            36,720           --              --            36,720
Selling, general and administrative expenses                     225          33,929           --              --            34,154
Amortization of goodwill                                        --             3,357           --              --             3,357
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (225)           (566)          --              --              (791)
Other income (expense), net                                   (2,227)            647           --             2,227             647
Interest income (expense), net                               (10,056)          3,881         (5,589)           --           (11,764)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle              (12,508)          3,962         (5,589)          2,227         (11,908)
Income tax expense                                              --               600           --              --               600
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                        (12,508)          3,362         (5,589)          2,227         (12,508)
Cumulative effect of change in accounting principle             --              --             --              --              --
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $ (12,508)      $   3,362     $   (5,589)      $   2,227       $ (12,508)
                                                           =========       =========      =========       =========       =========

  Combining Statement of Cash Flows for the nine months ended September 30, 2002
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $(22,576)   $(11,335)  $  (3,307)   $ 14,642    $(22,576)
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation                                                           --        15,940        --          --        15,940
        Amortization                                                           --           762        --          --           762
        Goodwill impairment charge                                           25,327      25,327        --       (25,327)     25,327
        Loss on disposal of property, plant and equipment                      --           196        --          --           196
        Issuance of common stock in connection with stock awards                170        --          --          --           170
        Equity in undistributed net income of subsidiaries                  (10,685)       --          --        10,685        --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (28,275)       --        28,219         (56)
             Decrease in inventories                                           --         2,669        --          --         2,669
             (Increase) in net residual interest in receivables sold           --          --       (17,875)       --       (17,875)
             (Increase) in prepayments and other current assets                --          (806)       --          --          (806)
             Decrease (increase) in other noncurrent assets                     326      (2,745)       --          --        (2,419)
             Increase (decrease) in accounts payable                          7,185       3,571      21,034     (28,219)      3,571
             Increase in accrued liabilities                                  1,091       2,754         148        --         3,993
             (Decrease) in other liabilities                                   --        (4,736)       --          --        (4,736)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                      838       3,322        --          --         4,160
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --       (10,089)       --          --       (10,089)
   Proceeds from sale of property, plant and equipment                         --            23        --          --            23
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --       (10,066)       --          --       (10,066)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                        --           351        --          --           351
   Proceeds from long-term debt                                                --        55,700        --          --        55,700
   Repayments of long-term debt                                                --       (55,700)       --          --       (55,700)
   Repayments of notes receivable from sale of common stock                   1,561        --          --          --         1,561
   Cash dividends paid                                                       (2,399)       --          --          --        (2,399)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) provided by financing activities                    (838)        351        --          --          (487)
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --        (6,393)       --          --        (6,393)
Cash and cash equivalents at beginning of period                               --         6,393        --          --         6,393
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $   --      $   --      $   --      $   --
                                                                           ========    ========    ========    ========    ========

  Combining Statement of Cash Flows for the nine months ended September 30, 2001
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $(12,508)   $  3,362   $  (5,589)   $  2,227    $(12,508)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operations:
        Depreciation                                                           --        24,645        --          --        24,645
        Amortization                                                              7       4,298        --          --         4,305
        Loss on disposal of property, plant and equipment                      --           359        --          --           359
        Issuance of common stock in connection with stock awards                106        --          --          --           106
        Equity in undistributed net income of subsidiaries                    2,227        --          --        (2,227)        --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (67,884)       --        67,136        (748)
             Decrease in inventories                                           --        23,724        --          --        23,724
             (Increase) in net residual interest in receivables sold           --          --       (54,492)       --       (54,492)
             Decrease in prepayments and other current assets                   248       8,068        --          --         8,316
             Decrease (increase) in other noncurrent assets                     326        (771)       --          --          (445)
             Increase (decrease) in accounts payable                          6,766       7,550      60,370     (67,136)      7,550
             Increase (decrease) in accrued liabilities                       3,684      (9,062)       (289)       --        (5,667)
             (Decrease) in other liabilities                                   --        (5,618)       --          --        (5,618)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by (used in) operating activities            856     (11,329)       --          --       (10,473)
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (7,217)       --          --        (7,217)
   Proceeds from sale of property, plant and equipment                         --            90        --          --            90
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (7,127)       --          --        (7,127)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                        --         6,942        --          --         6,942
   Proceeds from long-term debt                                                --        48,060        --          --        48,060
   Repayments of long-term debt                                                --       (48,060)       --          --       (48,060)
   Repayments of notes receivable from sale of common stock                   1,613        --          --          --         1,613
   Cash dividends paid                                                       (2,469)       --          --          --        (2,469)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) provided by financing activities                    (856)      6,942        --          --         6,086
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --       (11,514)       --          --       (11,514)
Cash and cash equivalents at beginning of period                               --        11,514        --          --        11,514
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $   --      $   --      $   --      $   --
                                                                           ========    ========    ========    ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in item 1 of this report in addition to the consolidated financial statements of the Company and the notes thereto included in the Company's annual report to stockholders for the year ended December 31, 2001, including footnote 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Application of Critical Accounting Policies" in this section for further information. The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Legislation Reform Act of 1995 and involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of global economic conditions, the ability to achieve the level of cost savings or productivity improvements anticipated by management, the effect (including possible increases in the cost of doing business) resulting from war and terrorist activities or political uncertainties, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, capacity and supply constraints or difficulties, the success of the Company in implementing its business strategy, and other risks as detailed in the Company's various Securities and Exchange Commission filings.

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

During the first nine months of 2002, shipments of the Company's aluminum sheet products increased by 12% from the first nine months of 2001. This is the third consecutive quarter of higher year-over-year shipment volume following a downturn that began in the second quarter of 2000 and extended throughout 2001. The positive impact of this increased volume, combined with lower depreciation and amortization charges, more than offset the impact of lower material margins in the first nine months of 2002 versus the first nine months of 2001 and helped to increase profitability of the aluminum business unit for both the third quarter and first nine months of 2002 compared to the same periods in 2001. Material margins which had been declining somewhat in the first six months of 2002, increased in the third quarter of 2002 compared to the third quarter of 2001 and the first and second quarters of 2002 due to firmer pricing for aluminum prices coupled with lower metal costs and better scrap availability.

Demand for the Company's electrical products decreased during the first nine months of 2002. Shipments were down 5% compared to the first nine months of 2001 as business conditions remained competitive and commercial construction activity declined, however shipments were up 3% in the third quarter of 2002 compared to the third quarter of 2001 which was the first such increase in two years. Material margins for the first nine months of 2002 increased 3% from the first nine months of 2001, but decreased 8% in the third quarter of 2002 from the second quarter of 2002. The reduction in material costs per foot in the first nine months of 2002 compared to the first nine months of 2001 more than offset the lower net selling prices and contributed to the material margin improvement in the first nine months of 2002 versus the first nine months of 2001. The Company's electrical products business continued to report operating profits which were increased over the first nine months of 2001 principally due to a decrease in selling, general and administrative expenses and the elimination of goodwill amortization expense in 2002. However, in the third quarter of 2002 operating profits were down compared to the third quarter of 2001 primarily due to a third quarter 2002 adjustment of employee healthcare costs as well as a decrease in the composite selling price.

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

Results of Operations for the three months and nine months ended
 September 30, 2002 and 2001
Net Sales. Net sales for the quarter ended September 30, 2002, increased 2% to $254 million (including $29.8 million from Alflex) from $250 million (including $29.9 million from Alflex) for the same period in 2001. The increase is due to an increase in aluminum shipments which more than offset a decrease in the net selling prices. Unit sales volume of aluminum increased 5% to 232.8 million pounds for the third quarter of 2002 from 221.4 million pounds for the third quarter of 2001. Alflex unit sales volume was 130.3 million feet for the third quarter of 2002, an increase of 3% versus 126.9 million feet for the comparable period in 2001. Net sales for the nine-month period ended September 30, 2002, were $728 million (including $86.4 million from Alflex), a 2% increase from the $716 million recorded in the first nine months of 2001 (including $92.4 million from Alflex). The increase is due to the increased shipments resulting from increased demand for aluminum products across all of the Company's aluminum products' markets. Unit sales volume of aluminum was 680.2 million pounds for the first nine months of 2002, an increase of 12% from the 609.0 million pounds for the first nine months of 2001. Alflex unit sales volume was 374.8 million feet for the first nine months of 2002, a decrease of 5%, versus 393.4 million feet for the comparable period in 2001.

Gross Profit. Gross profit for the quarter ended September 30, 2002, increased to $19.4 million (7.6% of net sales) from $14.5 million (5.8% of net sales) for the same period in 2001. Gross profit for the nine months ended September 30, 2002 was $45.6 million (6.3% of net sales) versus $36.7 million (5.1% of net sales) for the comparable period in 2001. The third quarter and nine-month increases were related entirely to the aluminum business unit and due primarily to increased volumes and greater manufacturing efficiencies, improving material margins in the third quarter, lower natural gas rates, lower outside processing costs plus lower depreciation expense as a result of asset impairment charges recorded in the fourth quarter of 2001. All the above factors more than offset the lower material margins experienced during the first half of 2002 which were due to the tighter scrap spreads for the six months of 2002 versus the same period in 2001. These scrap spreads widened during the third quarter of 2002 as scrap availability increased and coupled with lower primary metal costs and firmer pricing for aluminum products translated into higher material margins in the third quarter of 2002 versus the third quarter of 2001 and the first two quarters of 2002. Alflex's gross profit for the first nine months of 2002 versus the first nine months of 2001 was down as decreased net sales revenue resulting from decreased shipments and lower selling prices offset the improved material margins.

Operating Income. The Company had operating income of $6.8 million for the third quarter of 2002 compared with operating income of $2.1 million for the third quarter of 2001. For the nine-month period ended September 30, 2002, the Company had operating income of $10.8 million, versus an operating loss of $0.8 million for the first nine months of 2001. The increase in operating income was related primarily to the Aluminum business unit which had operating income of $10.8 million and $18.8 million in the third quarter and first nine months of 2002, respectively, compared to operating income of $4.3 million and $6.1 million in the third quarter and first nine months of 2001, respectively. The increases were primarily due to the factors described in the gross profit section in the preceding paragraph and the elimination of goodwill amortization in 2002 which more than offset an increase in selling, general and administrative expenses. Depreciation and amortization was $4.1 million lower in the third quarter of 2002 versus the third quarter of 2001 and $12.2 million lower in the first nine months of 2002 compared to the first nine months of 2001. Selling, general and administrative expenses during the third quarter of 2002 were $12.5 million, compared with $11.3 million for the same period in 2001 and were $34.8 million for the nine months ended September 30, 2002, compared with $34.2 million for the same period in 2001. The increase in selling, general and administrative expenses is primarily due to increased professional service costs associated with the Company's information system redesign and accruals for employee incentive plans which more than offset lower depreciation as a result of asset impairment charges recorded in the fourth quarter of 2001 on assets which the depreciation expense is classified in selling, general and administrative expenses.

Cumulative effect of change in accounting principle. A non-cash goodwill impairment charge of $25.3 million was recorded as a cumulative effect of change in accounting principle as of January 1, 2002 under SFAS No.142. See note 7 to the condensed consolidated financial statements for additional information.

Net Income. The Company had net income of $6.1 million for the quarter ended September 30, 2002, compared with a net loss of $1.6 million for the same period in 2001. The Company's net loss for the nine months ended September 30, 2002 was $22.6 million compared with a net loss of $12.5 million for the first nine months of 2001. Interest expense was $3.7 million for both the third quarter of 2002 and the third quarter of 2001 and $11.4 million for the nine months ended September 30, 2002, compared with $11.8 million for the first nine months of 2001. The decrease in the nine months amount was primarily due to lower interest rates under the Company's receivables purchase agreement combined with a reduction in amounts outstanding under the agreement which more than offset a reduction in investment interest income. The Company had an income tax benefit of $2.6 million in the third quarter of 2002 compared to income tax expense of $0.2 million for the same period in 2001 and an income tax benefit of $2.5 million for the nine months ended September 30, 2002, compared to income tax expense of $0.6 million for the same period in 2001. The decrease in income tax expense was due to a $2.7 million adjustment recorded in the third quarter of 2002 to reduce prior years' income tax accruals.

Liquidity and Capital Resources

The Company's sources of liquidity are cash flows from operations, the Company's receivables purchase agreement described below and borrowings under its $30 million revolving credit facility. The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least through 2003.

During 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003 and in October 2002, extended the agreement for an additional year ending in September 2004. In addition during September 2001, the Company and the financial institution agreed to reduce the size of the facility to $95.0 million. At September 30, 2002 and 2001, the Company had outstanding under the agreement $20.0 million and $17.5 million, respectively, and had $100.2 million and $126.9 million, respectively, of net residual interest in receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first nine months of 2002 and 2001, the Company received gross proceeds of $37.0 million and $30.0 million, respectively, from the sale of receivables and made gross payments of $37.0 million and $81.5 million, respectively, under the agreement.

The Company's operations provided cash flows of $4.2 million for the nine months ended September 30, 2002 compared to using $10.5 million in the nine months ended September 30, 2001. Working capital increased to $129.5 million at September 30, 2002 from $123.5 million at September 30, 2001.

Capital expenditures were $6.9 million during the quarter ended September 30, 2002 and $10.1 million for the nine months ended September 30, 2002. At September 30, 2002, the Company had commitments of $16.0 million for the purchase or construction of capital assets. Total capital expenditures for the year 2002 are expected to be approximately $18.9 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities, acquiring and enhancing software and hardware as part of the Company's information system redesign project and meeting environmental requirements.

The indicated annual rate of dividends being paid on the Company's Common Stock is $0.20 per share, or an annual total of approximately $3.2 million.

The following schedules summarize the Company's contractual cash obligations and unused availability of financing sources at September 30, 2002 (in thousands).

                                                             Payments Due By Period
                                                ------------------------------------------------------------
Contractual Cash Obligations          Total     Less than 1 year    1-3 years     4-5 years    After 5 years
------------------------------------------------------------------------------------------------------------
  Long-term debt                      $125,000            $   --          $  --      $125,000          $  --
  Operating leases                      13,158             3,517          4,460         1,783          3,398
  Standby letters of credit              2,839             2,839             --            --             --
  Outstanding obligation under
     Receivables purchase
     Agreement                          20,000            20,000             --                           --
                                      ----------------------------------------------------------------------
Total contractual cash obligations    $160,997           $26,356         $4,460      $126,783         $3,398
                                      ======================================================================


                                                         Amount of Availability Per Period
Unused Availability of          Total Amounts   ------------------------------------------------------------
Financing Sources                  Available    Less than 1 year    1-3 years     4-5 years     Over 5 years
------------------------------------------------------------------------------------------------------------
  Unused revolving credit
      Facility                        $ 27,161       $   --        $27,161       $   --         $   --
  Unused availability under
     Receivables purchase
     agreement                          75,000           --         75,000           --             --
                                      ----------------------------------------------------------------------
Total available                       $102,161       $   --       $102,161       $   --         $   --
                                      ======================================================================


The Company has approximately 8 1/4 years remaining on a 10-year guaranteed supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of 1.2 billion pounds of P1020/99.7% aluminum at current market prices from Glencore over the 10-year term beginning in January 2001.

At September 30, 2002, the Company held firm-priced aluminum purchase and sales commitments through April 2004 totaling $8 million and $167 million, respectively. The Company hedges the impact of changes in prices related to these commitments as explained in the section entitled "Risk Management" which follows.

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

Gains and losses on these instruments that are deferred in other comprehensive income are reclassified into net income as cost of goods sold in the periods when the hedged transactions occur. As of September 30, 2002, approximately $4.9 million of the $5.0 million of deferred net losses are expected to be reclassified from other comprehensive income into net income as cost of goods sold over the next twelve months. A net loss of $0.05 million and $0.16 million was recognized in cost of goods sold during the three months and nine months ended September 30, 2002, respectively, and a net loss of $0.13 million and $0.16 million was recognized in cost of goods sold during the three months and nine months ended September 30, 2001, respectively, representing the amount of the hedges' ineffectiveness. As of September 30, 2002, the Company held open aluminum and natural gas futures and forward contracts having maturity dates extending through March 2004.

Before entering into futures contracts, forward contracts and options, the Company reviews the credit rating of the counterparty and assesses any possible credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not anticipate non-performance by such counterparties.

In order to hedge a portion of its interest rate risk, the Company was a party to an interest rate swap agreement with a notional amount of $5 million under which the Company paid a fixed rate of interest and received a LIBOR-based floating rate. The interest rate swap agreement expired during September 2001 and as of September 30, 2002 the Company had no interest rate swap agreements in effect. The Company's interest rate swap agreement which expired during September 2001 did not qualify for hedge accounting under SFAS 133 and as such the change in the fair value of the interest rate swap agreement had been recognized currently as interest expense, net in the Company's consolidated statement of operations. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the three months and nine months ended September 30, 2001.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"(" SFAS No. 146"). The Statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Item 4.  Controls and Procedures

The Company's certifying officers have concluded based on their evaluation of the Company's disclosure controls and procedures that the disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within those entities, particularly during the period in which this Form 10-Q was being prepared and that both non-financial and financial information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported in a timely fashion. The evaluation was conducted within 90 days of the filing date of this Form 10-Q. In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
There were no exhibits

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

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


                          COMMONWEALTH INDUSTRIES, INC.


                          By:      /s/ Donald L. Marsh, Jr.
                                   ------------------------
                                   Donald L. Marsh, Jr.
                                   Executive Vice President and
                                   Chief Financial Officer

Date:    November 12, 2002

                                 CERTIFICATIONS

I, Mark V. Kaminski, certify that:

1. I have reviewed this quarterly report on form 10-Q of Commonwealth Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                        /s/ Mark V. Kaminski
                                        --------------------
                                            Mark V. Kaminski
                                            President and Chief Executive
                                            Officer

I, Donald L. Marsh, Jr., certify that:

1. I have reviewed this quarterly report on form 10-Q of Commonwealth Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                    /s/ Donald L. Marsh, Jr.
                                    -------------------------
                                        Donald L. Marsh, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer