Form 10-K
period 2002-12-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 2003-03-25
CIK 934747

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                       Fiscal Year Ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No
|_|
         The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2002 was $109,388,000.
         The number of shares outstanding of the registrant's common stock as of March 7, 2003 was 16,010,971.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the annual report to stockholders of Commonwealth Industries, Inc. for the year ended December 31, 2002 are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement dated March 17, 2003 for the 2003 Annual Meeting of Stockholders to be held April 25, 2003 are incorporated by reference into Parts II and III.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2002

                                      INDEX


                                   PART I                                  Page
                                                                           ----
Item 1.    Business..........................................................3
Item 2.    Properties.......................................................10
Item 3.    Legal Proceedings................................................10
Item 4.    Submission of Matters to a Vote of Security Holders..............11
Item E.O.  Executive Officers of the Registrant.............................11

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
               Matters......................................................13
Item 6.    Selected Financial Data..........................................14
Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................14
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......14
Item 8.    Financial Statements and Supplementary Data......................14
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................14

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant...............15
Item 11.   Executive Compensation...........................................15
Item 12.   Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters..............................15
Item 13    Certain Relationships and Related Transactions...................15
Item 14    Controls and Procedures..........................................15

                                   PART IV

Item 15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K...16
Signatures..................................................................22
Certifications..............................................................23

                                   PART I

Item 1.  Business.

         Commonwealth Industries, Inc. (the "Company") is one of North America's leading manufacturers of aluminum sheet and, through its Alflex Corporation subsidiary ("Alflex"), of electrical flexible conduit and prewired armored cable.
         The Company's aluminum sheet products are produced using the conventional, direct -chill rolling ingot casting process at the Company's multi-purpose aluminum rolling mill at Lewisport, Kentucky, one of the largest in North America, and by the continuous casting process at its facilities located in Uhrichsville, Ohio, and Carson, California. The Company operates coating lines at the Lewisport mill and at Company facilities in Bedford, Ohio, and Torrance, California. It also operates tube mills in Carson and Kings Mountain, North Carolina in addition to a tube fabrication facility in Pelham, Tennessee. The electrical flexible conduit and prewired armored cable products are manufactured at Alflex facilities in Long Beach, California and Rocky Mount, North Carolina.

         The aluminum sheet products manufactured by the Company are generally referred to as common alloy products. They are produced in a number of aluminum common alloys with thicknesses (gauge) of 0.008 to 0.250 inches, widths of up to 72 inches, and a variety of physical properties and packaging, in each case to meet customer specifications. These products are sold to distributors and end-users, principally for use in building and construction products such as roofing, siding, windows and gutters; transportation equipment such as truck trailers and bodies and automotive parts; and consumer durables such as cookware, appliances and lawn furniture. The Company also fabricates aluminum sheet into welded tube products for various markets. Substantially all of the Company's aluminum sheet products are produced in response to specific customer orders. Production of aluminum sheet products in 2002 was 925 million pounds or about 86% of capacity compared to 822 million pounds or about 76% of capacity in 2001. In 2002, the North American market for aluminum sheet products, excluding rigid container sheet, foil and exports, was approximately 3.9 billion pounds versus 3.7 billion pounds in 2001.

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

         The Company estimates that at December 31, 2002 it had a backlog of firm orders for which product specifications have been defined of 124.2 million pounds of aluminum sheet products with an aggregate sales price of $122.9 million, compared to an estimate of 168.6 million pounds with an aggregate sales price of $159.8 million at December 31, 2001. Backlog is not a significant factor for the Company's electrical products.

         The Company operates in two reportable segments: aluminum and electrical products. The aluminum segment manufactures aluminum sheet for distributors and the transportation, construction, and consumer durables end-use markets. The electrical products segment manufactures flexible electrical wiring products for the commercial construction and do-it-yourself markets. Summarized financial information for the Company's segments is included in note 18 to the consolidated financial statements.

Aluminum Sheet Products

         Net sales revenue in the Company's aluminum segment accounted for 88%, 87% and 88% of the Company's total net sales revenue in 2002, 2001and 2000, respectively.

         Manufacturing

         The Company's aluminum sheet manufacturing facilities are comprised of the rolling mills at Lewisport, Kentucky, Uhrichsville, Ohio, and Carson, California, coating facilities at Lewisport, Bedford, Ohio, and Torrance, California, tube mills at Carson and Kings Mountain, North Carolina and a tube fabrication facility in Pelham, Tennessee.

         The Lewisport mill uses the conventional, vertical direct-chill, rolling ingot casting process. This process permits the production of traditional aluminum sheet with strength, hardness, formability, finishing and other characteristics preferred for many applications. The flexibility permitted by this multi-purpose rolling mill enables the Company to target higher margin products, manufacture a variety of products with consistent high quality and respond quickly to shifts in market demand. In 2002, the Lewisport mill produced 495 million pounds of aluminum sheet products compared to 421 million pounds in 2001. At full capacity utilization, unit costs of converting metal to aluminum sheet products at Lewisport are believed to be among the lowest in the industry for plants using the conventional process.

         The Uhrichsville and Carson mills use low-cost, scrap-based twin-belt mini-mill continuous casting production technology. This process permits the efficient production of aluminum sheet alloys used in building and construction and other applications not requiring the more complex alloys or the physical characteristics better provided by the conventional casting method. The process eliminates several steps associated with conventional casting, thereby reducing manufacturing costs. Capital costs also are significantly lower than for mills using the conventional casting process. In 2002, the Uhrichsville and Carson mills together produced 430 million pounds of aluminum sheet products compared to 401 million pounds in 2001.

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

         Casting and Rolling

         At Lewisport, scrap, in some cases after processing in the Company's recycling facilities, and primary aluminum are melted in reverbatory furnaces. Small amounts of copper, magnesium, manganese and other metals are added to produce alloys with the desired hardness, formability and other physical characteristics. The molten aluminum is then poured through a mold surrounded by circulating water which cools and solidifies into an ingot about 24 inches thick and weighing as much as 40,000 pounds. The cooled ingot is conveyed to the rolling mill area for further processing.

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

Electrical Products

         Net sales revenue in the Company's electrical products segment accounted for 12%, 13% and 12% of the Company's total net sales revenue in 2002, 2001and 2000, respectively.

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

         Alflex uses a specialized co-extrusion process involving both rigid and flexible plastics (PVC) to produce its non-metallic conduit. After production, the conduit and cable products are cut to length and packaged. Alflex designs and builds much of the equipment used to manufacture its products. In 2002, Alflex produced 483 million feet of electrical products compared to 486 million feet in 2001.

Customers and Markets

         The Company's aluminum sheet products are sold to distributors as well as end-users, principally in the building and construction, transportation and consumer durables markets.

         The following table sets forth for 2002 and 2001 the percentage of aluminum sheet net shipments contributed by each of these classes of customers and the Company's estimate of its share of these markets in North America.

                             % of Net Shipments               % Market Share
                             ------------------               --------------
                             2002           2001            2002           2001
                             ----           ----            ----           ----
Building and construction     43              47             35             37
Distribution                  34              33             24             22
Transportation                 8               7             11              9
Consumer durables and other   15              13             12             13
                             ---             ---
                             100             100
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

         The Company is one of the largest suppliers of aluminum sheet products to North American manufacturers of transportation equipment, including truck trailers and bodies, recreational vehicles and automobile parts. This market has been severely impacted by the current economic conditions. The commercial transportation market is off 30% from its 2000 consumption rate.

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

         Company sales are made to customers located primarily throughout North America. Sales outside North America have not been significant. During 2002, 2001 and 2000, sales to one major customer amounted to approximately 11.1%, 12.2% and 14.0%, respectively, of the Company's net sales. No other single customer accounted for more than 10% of the Company's net sales in 2002, 2001 or 2000.

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

         Alflex electrical products are sold primarily through independent manufacturer's representatives to electrical distributors. Distributors represented approximately 80% of Alflex net sales in 2002. The remaining sales are made to the do-it-yourself ("DIY"), original equipment manufacturer ("OEM") and heating ventilation and air conditioning ("HVAC") markets. The independent manufacturer's representatives do not market Alflex's products exclusively, but also sell complementary products that are used in conjunction with products manufactured and sold by Alflex. Alflex serves approximately 4,000 customers.

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

         The estimated amounts spent during 2002, 2001 and 2000 on Company-sponsored research and development activities were $0.8 million, $0.9 million and $0.9 million, respectively.

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

             The Company has been named as a potentially responsible party at seven federal superfund sites and has completed closure activities at two of the sites for past waste disposal activity associated with closed recycling facilities. At the five other federal superfund sites, the Company is a minor contributor and has satisfied its obligations at all five sites for a nominal amount. The Company is also under orders by agencies in two states for environmental remediation at three sites, one of which is currently operating and two of which have been closed. Previously, a trust fund existed to fund the activity at one of the sites that was undergoing closure and was established through contributions from two other parties in exchange for indemnification from further liability. The Company was reimbursed from the trust fund for approved closure and postclosure expenditures incurred at the site. All remaining funds in the trust fund were paid out during 2001 and the trust was closed.

         The Company acquired its Lewisport rolling mill and an aluminum smelter at Goldendale, Washington ("Goldendale"), from Lockheed Martin in 1985. In connection with the transaction, Lockheed Martin indemnified the Company against expenses relating to environmental matters arising during the period of Lockheed Martin's ownership of those facilities.

         The aluminum smelter at Goldendale was operated by Lockheed Martin until 1985 and by the Company from 1985 to 1987 when it was sold to Columbia Aluminum Corporation ("Columbia"). Past aluminum smelting activities at Goldendale have resulted in environmental contamination and regulatory involvement. A 1993 Settlement Agreement among the Company, Lockheed Martin and Columbia allocated responsibility for future remediation at 11 sites at the Goldendale smelter. If remediation is required, estimates by outside consultants of the probable aggregate cost to the Company for these sites range from $1.3 million to $7.2 million. The Company had established an accrual for such liabilities of $1.3 million at December 31, 2002 and 2001. The apportionment of responsibility for other sites at Goldendale is left to alternative dispute resolution procedures if and when these locations become the subject of remedial requirements.

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

         The Company's aggregate loss contingency accrual for environmental matters was $7.4 million and $8.8 million at December 31, 2002 and 2001, respectively, which covers all environmental loss contingencies that the Company has determined to be probable and reasonably estimable. The Company estimates that total cost to remediate these environmental matters could be as much as $17 million should all matters be ultimately concluded in a manner least favorable to the Company. It is not possible, however, to predict the amount or timing of cost for future environmental matters which may subsequently be determined. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on the Company's consolidated results of operations or cash flows for the applicable period, the Company believes that such outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

         The Company has incurred and will continue to incur capital and operating expenditures for matters relating to environmental control and monitoring. Capital expenditures of the Company for environmental control and monitoring for 2002 and 2001 were $0.9 million and $0.2 million, respectively. All other environmental expenditures of the Company, including remediation expenditures, for 2002, 2001 and 2000 were $1.7 million, $1.9 million, and $2.1 million, respectively. The Company has planned environmental capital expenditures for 2003 of $0.2 million.

Employees

         At December 31, 2002, the Company employed 1,892 persons, of whom 1,333 were full-time non-salaried employees including 634 at Lewisport represented by the United Steel Workers of America ("USW") and 217 at the Uhrichsville and Bedford facilities represented by the Glass, Molders, Pottery, Plastic & Allied Workers International, AFL-CIO, CLC union ("GMP"). Current collective bargaining agreements with the USW and the GMP expire in July and December 2003, respectively. The Company believes its relationships with its employees are good.

         The Company provides gain sharing plans for certain of its non-salaried employees. Contributions to the plans are generally based upon a formula which compares actual performance results to targets agreed upon by management and in some cases the bargaining units. In addition, the Company provides defined contribution 401(k) plans for certain non-salaried and salaried employees.

Website Access to Company Reports

         The Company makes available free of charge through the Company's website at www.ciionline.com the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, any current reports on Form 8-K, and amendments to those reports filed or furnished with the United States Securities and Exchange Commission (the "Commission") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The reports are available as soon as reasonably practicable after the Company electronically files such material with the Commission and can be found under the Company website headings of Investor Relations/ SEC Filings.

Item 2. Properties.

         The following table sets forth certain information with respect to the Company's principal operating properties used in the Company's two reportable segments: aluminum and electrical products. Substantially all of these properties collateralize borrowings under the Company's senior secured bank credit facility.

    Location               Nature              Segment   Square Feet      Status
    --------               ------              -------   -----------      ------
Louisville, Kentucky   Administrative offices    Both         26,000      Leased

Lewisport, Kentucky    Rolling mill and          Aluminum  1,700,000       Owned
                        coating facility

Uhrichsville, Ohio     Rolling mill              Aluminum    285,000       Owned

Carson, California     Rolling mill and          Aluminum    103,000       Owned
                        tube mill

Bedford, Ohio          Coating facility          Aluminum    121,000      Leased

Torrance, California   Coating facility          Aluminum     60,000      Leased

Kings Mountain,        Tube mill                 Aluminum    100,000      Leased
 North Carolina

Pelham, Tennessee      Tube fabrication          Aluminum     60,000      Leased
                        facility

Long Beach,            Alflex administrative     Electrical  154,000      Leased
 California             offices and              Products
                        manufacturing facility

Rancho Dominguez,      Alflex distribution       Electrical  111,000      Leased
 California             center (1)               Products

Rocky Mount,           Alflex manufacturing      Electrical  105,000       Owned
 North Carolina         facility and             Products
                        distribution center

Note (1) - The Company closed this distribution center during 2002 and is currently in the process of subleasing the property.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

Item E.O. Executive Officers of the Registrant.

         The executive officers of the Company as of March 19, 2003 were:

   Name                 Age                       Position with the Company
   ----                 ---                       -------------------------
Mark V. Kaminski        47      President, Chief Executive Officer and Director

Patrick D. King         41      Executive Vice President and Chief Commercial
                                    Officer

Donald L. Marsh, Jr.    56      Executive Vice President and Chief Financial
                                    Officer

John J. Wasz            42      Executive Vice President and President Alflex

Henry Del Castillo      63      Vice President Finance

Gregory P. Givan        50      Vice President and Treasurer

Katherine R. Gould      39      Vice President Organizational Development

Lenna Ruth Macdonald    40      Vice President, General Counsel and Secretary

William G. Toler        46      Vice President Supply Chain

William R. Witherspoon  57      Vice President Aluminum Operations

John F. Barron          51      Controller and Assistant Secretary

         Mr. Kaminski joined the Company in 1987 as Marketing Manager. In 1989 he was promoted to Vice President of Operations and in 1991 he became President and Chief Executive Officer. He is a director of Secat, Inc.

         Mr. King joined the Company in June 2002. From 1998 to 2002 he was Vice President Worldwide Product Marketing and Strategy for Lexmark International. Prior to 1998 he held executive sales and marketing positions with Bausch and Lomb and Micron Communications, Inc.

         Mr. Marsh joined the Company in March 1996. From March 1996 to April 2002 he also held the position of Secretary of the Company. Prior to March 1996 he was Senior Vice President of Castle Energy Corporation.

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

         Ms. Macdonald joined the Company in August 1999 as Principal Legal Counsel and Assistant Secretary and was elected Vice President, General Counsel and Assistant Secretary in May 2000. In April 2002 she also was elected Secretary of the Company. From December 1998 to 1999 she served as Real Estate Counsel for Vencor, Inc. From 1993 to 1998 she held in-house counsel positions with Bank One Corporation, including with its subsidiary Banc One New Hampshire Asset Management Corporation as Assistant General Counsel and Litigation Group Leader.

         Mr. Toler rejoined the Company in August 2002. From 2000 to 2002 he was Vice President with Smelter Service Corporation. He had been with the Company from 1980 through 2000 holding various management and executive positions, including Vice President Materials and Corporate Development from November 1999 to June 2000 and prior to that as Vice President Finance and Administration.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol CMIN. On March 7, 2003, there were 170 holders of record of the Company's Common Stock. The Company estimates that there were a total of 4,100 stockholders on that date, including beneficial owners. Since becoming publicly owned in March 1995, the Company has paid quarterly cash dividends on its Common Stock of $0.05 per share.

         The following table sets out the high and low sales prices for the Common Stock for each quarterly period indicated, as quoted in the Nasdaq National Market:

       2002                            High              Low
       ----                            ----              ---
First Quarter                         $7.48            $4.48
Second Quarter                         8.11             5.89
Third Quarter                          7.28             4.20
Fourth Quarter                         7.04             4.41

       2001                            High              Low
       ----                            ----              ---
First Quarter                         $6.00            $3.88
Second Quarter                         5.50             4.06
Third Quarter                          6.50             4.00
Fourth Quarter                         6.30             4.01

         The information required by Item 201(d) of Regulation S-K may be found under the caption Executive Compensation--Equity Compensation Plan Information in the Company's Proxy Statement dated March 17, 2003 for the Annual Meeting of Stockholders to be held on April 25, 2003 (the "Proxy Statement") and is incorporated herein by reference.

Item 6. Selected Financial Data.

         The information captioned "Consolidated Selected Financial Data" included on page 7 of the Company's annual report to stockholders for the year ended December 31, 2002 is incorporated herein by reference. This information sets forth selected consolidated statement of operations, operating and balance sheet data for the years indicated. The financial information is derived from the audited consolidated financial statements of the Company for such years. This information should be read in conjunction with, and is qualified by reference to, the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 8 through 13 of the Company's annual report to stockholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information under the subcaption "Risk Management" included in the information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 8 through 13 of the Company's annual report to stockholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

         The following consolidated financial statements of the Company and report of independent auditors included on pages 14 through 43 of the Company's annual report to stockholders for the year ended December 31, 2002 are incorporated herein by reference.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by Item 401 (other than paragraph (b) thereof) and Item 405 of Regulation S-K may be found under the caption Board of Directors in the Proxy Statement and is incorporated herein by reference. The information required by Item 401(b) of Regulation S-K may be found under Item E.O. above.

Item 11. Executive Compensation.

         The information required by Item 402 of Regulation S-K may be found under the caption Executive Compensation in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information required by Items 201(d) and 403 of Regulation S-K may be found under the captions Executive Compensation --Equity Compensation Plan Information and Beneficial Ownership of Common Stock in the Proxy Statement and is incorporated herein by reference.

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

Item 14. Controls and Procedures.

         The Company's certifying officers have concluded based on their evaluation of the Company's disclosure controls and procedures that the disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within those entities, particularly during the period in which this Form 10-K was being prepared and that both non-financial and financial information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported in a timely fashion. The evaluation was conducted within 90 days of the filing date of this Form 10-K. In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) (1)  List of  Financial Statements  filed

         The following consolidated financial statements of the Company and report of independent auditors included in the Company's annual report to stockholders for the year ended December 31, 2002 were incorporated by reference in Part II, item 8 of this report:

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

         Report of Independent Accountants on the Company's financial statement schedule filed as a part hereof for the years ended December 31, 2002, 2001 and 2000 is filed on page 20 of this report.

         Financial statement schedules other than listed above have been omitted since they are either not required or not applicable or the information is otherwise included.

         (b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the fourth quarter ended December 31, 2002.

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

                  10.2 Long-term Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-87924 on Form S-1).

                  10.3 Cash Balance Plan (defined benefit pension plan covering all non-bargaining unit employees of the Company) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

                  10.4 401(k) Plan (defined contribution plan covering all non-bargaining unit employees of the Company) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

                  10.5 1995 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.6 1997 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit
                           10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.6.1 Amendment, dated December 18, 2000, to 1997 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

                  10.7 Form of Severance Agreements between the Company and Mark V. Kaminski, Donald L. Marsh, Jr. and John J. Wasz (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.7.1 Form of Severance Agreements between the Company and Henry Del Castillo, Gregory P. Givan, Katherine R. Gould, Patrick D. King, Lenna Ruth Macdonald, William G. Toler and William R. Witherspoon (substituted).

                  10.8 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

                  10.9 Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and PNC Bank, National Association, as administrative agent, dated as of March 21, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

                  10.10 Second Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of PNC Bank, National Association, as administrative agent, dated as of March 21, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

                  10.11 Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                  10.12 First Amendment, dated May 12, 1998, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                  10.12.1 Second Amendment, dated September 25, 2000, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                  10.12.2 Third Amendment, dated September 24, 2001, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

                  10.12.3 Fourth Amendment, dated as of April 12, 2002, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

                  10.13 Supply Agreement by and among Commonwealth Aluminum Corporation, IMCO Recycling of Ohio Inc. and IMCO Recycling Inc., effective as of April 1, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.14 Indenture dated as of September 20, 1996 between the Company, the Subsidiary Guarantors named therein and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 333-13661 on Form S-4).

                  10.14.1 First Supplemental Indenture, dated as of November 12, 1996, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

                  10.14.2 Second Supplemental Indenture, dated as of October 16, 1998, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

                  10.14.3 Third Supplemental Indenture, dated as of December 31, 1999, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.15.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

                  10.14.4 Fourth Supplemental Indenture, dated as of December 31, 2000, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.15.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

                  10.15    Supplemental Executive Retirement Plan.

                  13 Portions of the annual report to stockholders for the year ended December 31, 2002 which are expressly incorporated by reference in this filing.

                  21       Subsidiaries.

                  23       Consent of PricewaterhouseCoopers LLP.

        Report of Independent Accountants on Financial Statement Schedule

Board of Directors
Commonwealth Industries, Inc.

         Our audits of the consolidated financial statements referred to in our report dated February 26, 2003 appearing in the 2002 Annual Report to Stockholders of Commonwealth Industries, Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 15 (a) (2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
February 26, 2003

                            Supplemental Schedule II
                          Commonwealth Industries, Inc.
                        Valuation and Qualifying Accounts
                        December 31, 2002, 2001 and 2000
                                 (in thousands)

                                                     Additions
                                         Balance at  Charged to  Charged to               Balance at
                                         Beginning   Costs and      Other                   End of
           Description                   of Period   Expenses    Accounts     Deductions   of Period
           -----------                   ---------   --------    --------     ----------   ---------
Allowance for uncollectible accounts
     December 31,2002                     $1,240     $  721      $  222       $1,080        $1,103
     December 31,2001                      2,930      4,263           -        5,953         1,240
     December 31,2000                      1,950      1,014           -           34         2,930

Allowance for obsolete stores inventory
     December 31,2002                     $1,223     $  267      $    -       $    -        $1,490
     December 31,2001                      1,203         20           -            -         1,223
     December 31,2000                      1,221          -           -           18         1,203

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 25, 2003.

                                    COMMONWEALTH INDUSTRIES, INC.

                                    By /s/ Mark V. Kaminski
                                       ---------------------------------------
                                       Mark V. Kaminski, President and
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature                          Title                                         Date
         ---------                          -----                                         ----

/s/ Paul E. Lego                                                                       March 25, 2003
------------------------------
Paul E. Lego                          Chairman of the Board


/s/ Mark V. Kaminski
------------------------------
Mark V. Kaminski                      President, Chief Executive Officer and           March 25, 2003
                                      Director (Principal Executive Officer)

/s/ Catherine G. Burke
------------------------------
Catherine G. Burke                    Director                                         March 25, 2003


/s/ Steven J. Demetriou
------------------------------
Steven J. Demetriou                   Director                                         March 25, 2003


/s/ C. Frederick Fetterolf
------------------------------
C. Frederick Fetterolf                Director                                         March 25, 2003


/s/ Larry E. Kittelberger
------------------------------
Larry E. Kittelberger                 Director                                         March 25, 2003


/s/ John E. Merow
------------------------------
John E. Merow                         Director                                         March 25, 2003


/s/ Donald L. Marsh, Jr.
------------------------------
Donald L. Marsh, Jr.                  Executive Vice President and Chief Financial     March 25, 2003
                                      Officer (Principal Financial Officer)

/s/ Henry Del Castillo
------------------------------
Henry Del Castillo                    Vice President  Finance                          March 25, 2003
                                      (Principal Accounting Officer)

/s/ John F. Barron
------------------------------
John F. Barron                        Controller and Assistant Secretary               March 25, 2003

                                 CERTIFICATIONS

I, Mark V. Kaminski, certify that:

1. I have reviewed this annual report on Form 10-K of Commonwealth Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
                                         /s/ Mark V. Kaminski
                                         ----------------------
                                         Mark V. Kaminski
                                         President and Chief Executive
                                         Officer

I, Donald L. Marsh, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Commonwealth Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
                                         /s/ Donald L. Marsh, Jr.
                                         ------------------------
                                         Donald L. Marsh, Jr.
                                         Executive Vice President and
                                         Chief Financial Officer

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

                  10.2 Long-term Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-87924 on Form S-1).

                  10.3 Cash Balance Plan (defined benefit pension plan covering all non-bargaining unit employees of the Company) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

                  10.4 401(k) Plan (defined contribution plan covering all non-bargaining unit employees of the Company) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

                  10.5 1995 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.6 1997 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit
                           10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.6.1 Amendment, dated December 18, 2000, to 1997 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

                  10.7 Form of Severance Agreements between the Company and Mark V. Kaminski, Donald L. Marsh, Jr. and John J. Wasz (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.7.1 Form of Severance Agreements between the Company and Henry Del Castillo, Gregory P. Givan, Katherine R. Gould, Patrick D. King, Lenna Ruth Macdonald, William G. Toler and William R. Witherspoon (substituted).

                  10.8 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

                  10.9 Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders form time to time parties thereto, and PNC Bank, National Association, as administrative agent, dated as of March 21, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

                  10.10 Second Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of PNC Bank, National Association, as administrative agent, dated as of March 21, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

                  10.11 Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                  10.12 First Amendment, dated May 12, 1998, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                  10.12.1 Second Amendment, dated September 25, 2000, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                  10.12.2 Third Amendment, dated September 24, 2001, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

                  10.12.3 Fourth Amendment, dated April 12, 2002, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

                  10.13 Supply Agreement by and among Commonwealth Aluminum Corporation, IMCO Recycling of Ohio Inc. and IMCO Recycling Inc., effective as of April 1, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.14 Indenture dated as of September 20, 1996 between the Company, the Subsidiary Guarantors named therein and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 333-13661 on Form S-4).

                  10.14.1 First Supplemental Indenture, dated as of November 12, 1996, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

                  10.14.2 Second Supplemental Indenture, dated as of October 16, 1998, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

                  10.14.3 Third Supplemental Indenture, dated as of December 31, 1999, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.15.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

                  10.14.4 Fourth Supplemental Indenture, dated as of December 31, 2000, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.15.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

                  10.15    Supplemental Executive Retirement Plan.

                  13 Portions of the annual report to stockholders for the year ended December 31, 2002 which are expressly incorporated by reference in this filing.

                  21       Subsidiaries.

                  23       Consent of PricewaterhouseCoopers LLP.

                                                         Exhibit 10.7.1
                                                         --------------
                               SEVERANCE AGREEMENT


                  THIS AGREEMENT is entered into as of the _______ day of _______, 2002 by and between Commonwealth Industries, Inc., a Delaware corporation (the "Company"), and _____________________ ("Executive").
                                            W I T N E S S E T H

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

                  (b) "Cause" means (1) a material breach by Executive of the duties and responsibilities of Executive (other than as a result of incapacity due to physical or mental illness) which is (x) demonstrably willful and deliberate on Executive's part, (y) committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and (z) not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach or (2) the Executive's conviction of, or plea of nolo contendere to, a felony involving moral turpitude. Cause shall not exist unless and until the Company has delivered to Executive a copy of a resolution duly adopted by a majority of the entire Board at any duly called meeting of the Board (after reasonable notice to Executive and an opportunity for Executive, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board an event set forth in clauses (1) or (2) has occurred and specifying the particulars thereof in detail. The Company must notify Executive of any event constituting Cause within ninety (90) days following the Company's knowledge of its existence or such event shall not constitute Cause under this Agreement.

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

                  (3) any requirement of the Company that Executive (i) be based anywhere more than one hundred (100) miles from the facility where Executive is located at the time of the Change in Control or (ii) travel on Company business to an extent substantially greater than the travel obligations of Executive immediately prior to such Change in Control;

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

                  3. Payments Upon Termination of Employment.

                  (a) If during the Termination Period the employment of Executive shall terminate, other than by reason of a Nonqualifying Termination, then the Company shall pay to Executive (or Executive's beneficiary or estate) within thirty (30) days following the Date of Termination, as compensation for services rendered to the Company:

                  (1) a lump-sum cash amount equal to the sum of (i) Executive's base salary through the Date of Termination, to the extent not theretofore paid,
(ii) a pro rata portion of Executive's annual bonus in an amount at least equal to (A) the greater of (1) Executive's target bonus for the fiscal year in which the Change in Control occurs and (2) Executive's target bonus for the fiscal year in which Executive's Date of Termination occurs, multiplied by (B) a fraction, the numerator of which is the number of days in the fiscal year in which the Date of Termination occurs through the Date of Termination and the denominator of which is three hundred sixty-five (365), and (iii) any compensation previously deferred by Executive other than pursuant to a tax-qualified plan (together with any interest and earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid. For purposes of the foregoing, annual bonus and target bonus amounts shall not include any payments received by the Executive under the Company's 1999 Executive Stock Purchase Incentive Program ("LEPP").

                  (2) a lump-sum cash amount equal to (i) one and one-half (1 1/2) times Executive's highest annual rate of base salary during the 12-month period prior to the Date of Termination, plus (ii) one and one-half (1 1/2) times the greatest of (A) the highest bonus earned by Executive in respect of the three (3) fiscal years of the Company immediately preceding the fiscal year in which the Change in Control occurs or (B) Executive's target bonus for the fiscal year in which the Change in Control occurs or (C) Executive's target bonus for the fiscal year in which Executive's Date of Termination occurs. For purposes of the foregoing, annual bonus and target bonus amounts shall not include any payments received by the Executive under the LEPP. Any amount paid pursuant to this Section 3(a)(2) shall reduce any other amount of severance relating to salary or bonus continuation to be received by Executive upon termination of employment of Executive under any severance plan or policy or employment agreement of the Company.

                  (b) If during the Termination Period the employment of Executive shall terminate, other than by reason of a Nonqualifying Termination, the Company shall continue to provide, for a period of one and one-half (1 1/2) years following the Date of Termination, Executive (and Executive's dependents if applicable) with the same level of medical, dental, accident, disability and life insurance benefits upon substantially the same terms and conditions (including cost of coverage to Executive) as existed immediately prior to Executive's Date of Termination (or, if more favorable to Executive, as such benefits and terms and conditions existed immediately prior to the Change in Control); provided, that, if Executive cannot continue to participate in the Company plans providing such benefits, the Company shall otherwise provide such benefits on the same after-tax basis as if continued participation had been permitted. Notwithstanding the foregoing, in the event Executive becomes reemployed with another employer and becomes eligible to receive welfare benefits from such employer, the welfare benefits described herein shall be secondary to such benefits during the period of Executive's eligibility, but only to the extent that the Company reimburses Executive for any increased cost and provides any additional benefits necessary to give Executive the benefits provided hereunder.

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

                  If to the Executive:
                                            ------------------------------------


                  If to the Company:        Corporate Secretary
                                            Commonwealth Industries, Inc.
                                            PNC Building, 19th Floor
                                            500 West Jefferson Street
                                            Louisville, Kentucky 40202

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


COMMONWEALTH INDUSTRIES, INC.                "EXECUTIVE"



BY:__________________________________        __________________________________
   Mark V. Kaminski                            (Name)
   President and Chief Executive Officer

                                                               Exhibit 10.15
                                                               -------------

                     Supplemental Executive Retirement Plan
                          Commonwealth Industries, Inc.
                                  January 2003

Contents

-------------------------------------------------------------------------------
Article 1. Establishment and Purpose                                     1

Article 2. Definitions                                                   1

Article 3. Administration                                                4

Article 4. Eligibility and Participation                                 5

Article 5. Benefit Amount                                                5

Article 6. Springing Rabbi Trust                                         8

Article 7. Amendment and Termination                                     9

Article 8. Beneficiary Designation                                       9

Article 9. Miscellaneous                                                 9

Appendix                                                                A-1

Commonwealth Industries, Inc.
Supplemental Executive Retirement Plan

Article 1. Establishment and Purpose
      1.1. Establishment. Commonwealth Industries, Inc., a Delaware corporation (the "Company"), hereby establishes, effective as of January 1, 2003 (the "Effective Date"), a supplemental executive retirement plan for key employees as described herein, which shall be known as the "Commonwealth Industries, Inc. Supplemental Executive Retirement Plan" (the "SERP").

      1.2. Purpose. The purpose of the SERP is to provide supplemental pension benefits to a select group of management employees of the Company.

Article 2. Definitions
      2.1. Definitions. Whenever used herein, the following terms shall have the respective meanings set forth below and, when intended, such terms shall be capitalized.

              (a) "Account" means an amount maintained on the books of the Company in the name of each Participant and reflecting the obligations of the Company to the Participant under this SERP. The specific Accounts under this SERP are listed in
                     Section 5.1 and described more fully in Article 5.

              (b) "Annual Bonus" means any cash incentive award based on an assessment of performance, payable by the Company to a Participant with respect to the Participant's services during a fiscal year, as determined under the Company's Annual Incentive Plan, as amended from time to time, and any successor plans established by the Company thereto.

              (c) "Annual Compensation" means the aggregate total of the Participant's Base Salary and Annual Bonus for services rendered during a calendar year.

              (d) "Annual Contribution Subaccount" means the Account where the value of Company Contributions is credited at the end of each Plan Year as determined at the Committee's discretion.

              (e) "Annual Incentive Plan" means the Commonwealth Industries, Inc. Annual Variable Pay Plan.

              (f) "Base Salary" means all regular, basic wages before reduction for amounts deferred pursuant to the Deferred Compensation Plan or any other plan of the Company, payable in cash to a Participant for services, exclusive of any Annual Bonus, Long-Term Incentive Awards, other special fees, awards, or incentive compensation, allowances, or amounts designated by the Company as payment toward or reimbursement of expenses.

              (g) "Beneficiary" means the person or persons designated in accordance with Article 8 to receive any benefits under the SERP in the event of a Participant's death.

              (h)    "Board" means the Board of Directors of the Company.

              (i) "Cash Balance Restoration" means the Company contributions made to a Participant's account under the Deferred Compensation Plan to restore benefits that are limited under the Qualified Cash Balance Plan due to all statutory limitations imposed by the Internal Revenue Code.

              (j) "Change in Control" shall have the same meaning as such term is defined in the Company's Retention and Severance Agreement, or any successor thereto, entered into with certain key employees.

              (k)    "Code" means the Internal Revenue Code of 1986, as amended.

              (l) "Committee" means the Management Development and Compensation Committee of the Board, or any other committee designated by the Board to administer the SERP, pursuant to
                     Section 3.1 herein.

              (m) "Company" means Commonwealth Industries, Inc., a Delaware corporation, or an affiliate, subsidiary, or any successor thereto, as provided in Section 9.9 herein.

              (n) "Company Contributions" mean the amounts credited at the end of each Plan Year to a Participant's Annual Contribution Subaccount as determined under Section 5.5.

              (o) "Deferred Compensation Plan" means the Commonwealth Aluminum Deferred Compensation Plan.

              (p) "Determination Date" means the date on which the Participant's termination of employment occurs.

              (q) "Disability" has the same meaning as under the Company's long-term disability plan, as amended from time to time or superseded.

              (r) "Effective Date" means the date the SERP becomes effective, as set forth in Section 1.1 herein.

              (s) "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, or any successor act thereto.

              (t) "Long-Term Incentive Award" means any compensation award payable to a Participant pursuant to a Company program which establishes incentive award opportunities which are contingent upon performance measured over periods greater than one (1) year. The term "Long-Term Incentive Award" shall include any stock awards such as stock options, restricted stock, or performance shares.

              (u) "Participant" means an individual designated by the Committee and approved by the Board for participation in the SERP in accordance with Article 4 herein.

              (v) "Pay Cycle" means the normal recurring time period during which employees of the Company receive Base Salary payments.

              (w) "Plan Year" means the consecutive twelve- (12-) month period beginning each January 1 and ending December 31.

              (x) "Prior Service Subaccount" means the Account where, at the Committee's sole discretion, the value of a Participant's initial one-time contribution for prior Years of Service with the Company is credited.

              (y) "Qualified 401(k) Plan" means the Commonwealth Industries, Inc. 401(k) Plan.

              (z) "Qualified Cash Balance Plan" means the Commonwealth Industries, Inc. Cash Balance Plan.

              (aa) "Qualifying Termination of Employment" means a termination of a Participant's employment that qualifies for severance benefits as defined in the Participant's Retention and Severance Agreement.

              (ab) "Retention and Severance Agreement" means the employment agreements entered into with certain key executives of the Company, or any successors thereto.

              (ac) "Retirement" means any voluntary termination of employment after age fifty-five (55).

              (ad) "SERP" means this Commonwealth Industries, Inc. Supplemental Executive Retirement Plan.

              (ae) "SERP Account" means the aggregate total balance of available funds in the Participant's Annual Contribution Subaccount, Prior Service Subaccount, and Start-Up Enhancement Subaccount.

              (af) "Spousal Consent" means the written consent of a Participant's spouse to make a change in the Beneficiary designated under this SERP to someone other than the Participant's spouse.

              (ag) "Start-Up Enhancement Subaccount" means the Account where, at the Committee's sole discretion, the value of a Participant's initial one-time contribution is credited to reflect a mid- or late-career hire.

              (ah) "Target Bonus" means a Participant's target bonus established under the Annual Incentive Plan for the Plan Year.

              (ai) "Years of Service" shall have the same meaning as such term is defined in the Company's Qualified 401(k) Plan.

      2.2. Gender and Number. Except when otherwise indicated by the context, any masculine term used herein also shall include the feminine; the plural shall include the singular and the singular shall include the plural.

Article 3. Administration
      3.1. The Committee. The SERP shall be administered by the Committee, or by any other committee designated by the Board to administer the SERP. The Committee may delegate any or all of its administrative responsibilities hereunder.

      3.2. Authority of the Committee and the Board. Subject to the provisions herein, the Board and Committee shall have the full power to amend or terminate the SERP at any time (subject to Article 7), to prescribe, amend, and rescind any rules, forms, and procedures as it deems necessary or appropriate for the proper administration of the SERP, to select employees for participation in the SERP, to determine the terms and conditions of each employee's participation, to construe and interpret the SERP and any agreement or instrument entered into hereunder, and to establish, amend, or waive procedures for the SERP's administration. Further, the Committee and the Board shall have full power to make any other determination that may be necessary or advisable for the SERP's administration.

      3.3. Actions by the Committee or the Board. No member of the Committee or the Board (each such person a "Covered Person") shall have any liability to any person (including any employee) for any action taken or omitted to be taken or any determination made in good faith with respect to the SERP. Each Covered Person shall be indemnified and held harmless by the Company against and from any loss, cost, liability, or expense (including attorneys' fees) that may be imposed upon or incurred by such Covered Person in connection with or resulting from any action, suit, or proceeding to which such Covered Person may be a party or in which such Covered Person may be involved by reason of any action taken or omitted to be taken under the SERP and against and from any and all amounts paid by such Covered Person, with the Company's approval, in settlement thereof, or paid by such Covered Person in satisfaction of any judgment in any such action, suit, or proceeding against such Covered Person, provided that the Company shall have the right, at its own expense, to assume and defend any such action, suit, or proceeding and, once the Company gives notice of its intent to assume the defense, the Company shall have sole control over such defense with counsel of the Company's choice. The foregoing right of indemnification shall not be available to a Covered Person to the extent that a court of competent jurisdiction in a final judgment or other final adjudication, in either case, not subject to further appeal, determines that the acts or omissions of such Covered Person giving rise to the indemnification claim resulted from such Covered Person's bad faith, fraud, or willful misconduct. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which Covered Persons may be entitled under the Company's Certificate of Incorporation or Bylaws, as a matter of law, or otherwise or any other power that the Company may have to indemnify such persons or hold them harmless.

      3.4. Decisions Binding. All determinations and decisions made by the Committee or the Board and all related orders or resolutions of the Committee or the Board shall be final, conclusive, and binding on all persons, including the Company, its employees, Participants, and their estates and beneficiaries.

Article 4. Eligibility and Participation
      4.1. Eligibility. Persons eligible to participate in this SERP shall be limited to full-time, salaried employees of the Company who are determined to be "key employees" by the Committee and who are approved for participation by the Board. Further, to be eligible, an employee must be among a select group of management or highly compensated employees of the Company, such that the SERP qualifies as a plan referred to in Sections 201(2), 301(a)(3), 401(a)(1) of ERISA, as further described in Section 9.1 herein.

      4.2. Participation. The Board, at its sole and absolute discretion, reserves the right to approve the participation of any and all employees who have been designated by the Committee as being "key employees" and therefore eligible to participate in this SERP. The initial Participants are identified in Appendix 1 as referenced hereto.

      No employee shall have the right to be selected to participate in this SERP or, having been so selected, to be selected to continue to participate in any future Plan Year. Further, nothing in the SERP shall interfere with or limit in any way the right of the Company to terminate any Participant's employment at any time, nor confer upon any Participant a right to continue in the employ of the Company.

      In the event a Participant is deemed by the Committee to be ineligible to continue participation in the SERP for any reason, such individual shall become an inactive Participant, retaining all the rights (subject to the terms of the SERP) relating to amounts credited to such Participant's SERP Account, as described under the SERP. In such event, the Committee or the Board, at its sole and absolute discretion, may immediately cash out a Participant's vested and/or unvested contributions under this SERP in a single lump sum. Notwithstanding the above, unless a Participant is cashed out of his entire unvested contributions, a Participant shall continue to vest in all contributions credited to his SERP Account prior to becoming an inactive Participant as deemed by the Committee.

      Furthermore, the Committee and the Board reserve the right to terminate the plan at any time and pay out all Participant SERP Account balances in full satisfaction of all Participant benefits under this SERP. After all SERP Account balances have been distributed in full to a Participant or to his Beneficiary, all liability to such Participant or to his Beneficiary under this SERP shall cease.

Article 5. Benefit Amount
      5.1. Establishment of Accounts. A SERP Account shall be established for each Participant that shall include the following subaccounts, as applicable to the Participant:

              (a)    Annual Contribution Subaccount;

              (b)    Prior Service Subaccount; and

              (c) Start-Up Enhancement Subaccount.

      5.2. Maintenance of Accounts. The Committee shall establish and maintain a separate SERP Account in the name of each Participant to which it shall credit all amounts allocated in accordance with Section 5.1 and all investment experience as determined in accordance with Section 5.3 and debit all payments made pursuant to Section 5.6.

      5.3. Investment Fund Elections. The investment options offered to Participants shall mirror the investment options available in the Company's Deferred Compensation Plan with the exception of Company stock not being offered as an investment option. Each Participant's SERP Account shall be valued based upon the performance of its corresponding Deferred Compensation Plan investment fund or funds selected by the Participant. Participants shall designate, in multiples of five percent (5%), one (1) or more of the funds referenced in the Deferred Compensation Plan for the purpose of attributing investment experience. Participants shall be allowed to change future contributions or transfer balances between funds within the SERP Account consistent with the rules allowed under the Deferred Compensation Plan.

      5.4. Vesting. A Participant's SERP benefits shall vest according to the schedule that follows:

              (a) A Participant shall become fully vested in his Annual Contribution Subaccount upon completion of five (5) Years of Service from the Participant's original date of hire.

              (b) A Participant shall vest in his Prior Service Subaccount and Start-Up Enhancement Subaccount ratably at ten percent (10%) per Year of Service beginning from the Effective Date of the SERP or the original date of hire, if later; provided, however, that a Participant shall become fully vested in the Prior Service Subaccount and Start-Up Enhancement Subaccount if a Participant remains employed through age sixty-five (65).

              (c) Accelerated full vesting of a Participant's SERP Account shall occur upon the occurrence of either of the following events:

                       (i) Upon the Participant's death; or

                      (ii) Upon the Participant's Disability.

      A Participant shall forfeit all unvested benefits under the SERP in the event that the Participant terminates employment with the Company for any reason (other than death or Disability) prior to becoming fully vested in accordance with this Section 5.4.

      Notwithstanding the above, the Committee may accelerate the vesting of any or all SERP benefits at its discretion.

      5.5. SERP Benefit. At the Committee's discretion, the Company may make a contribution to the Prior Service Subaccount and/or the Start-Up Enhancement Subaccount upon a Participant's initial eligibility in the SERP, or at other times deemed appropriate by the Committee.

      Unless otherwise provided by the Committee in its sole discretion, at the end of each Plan Year a Participant's Annual Contribution Account shall be credited with an amount equal to 10.7% of the Participant's Annual Compensation less an offset of the Company matches and contributions from the following plans:

              (a)    Qualified Cash Balance Plan; and

              (b) Cash Balance Restoration provided under the Deferred Compensation Plan.

      5.6. Timing and Manner of Payment. The Company shall commence the payment of a Participant's SERP Account balance immediately upon the Participant's termination of employment from the Company. Upon a termination of employment due to Retirement, death, Disability, or a Qualifying Termination of Employment following a Change in Control of the Company, payment of a Participant's SERP Account balance shall be made in a single lump-sum payment or by means of installments in accordance with the Participant's election pursuant to Section 5.7.

              (a) A lump-sum payment shall be made in cash within thirty (30) calendar days of a Participant's Determination Date, or as soon thereafter as practicable.

              (b) Participants may elect for annual installments over a period between five (5) to thirty (30) years. The initial payment shall be made in cash within thirty (30) calendar days of the Participant's Determination Date, or as soon thereafter as practicable. The remaining installment payments shall be made in cash on each successive anniversary thereafter until the Participant's entire
                     SERP Account balance has been paid out. Earnings shall accrue on the amounts in the Participant's SERP Account, as provided in Section 5.3 of this SERP. The amount of each installment payment shall be equal to the Participant's SERP Account balance immediately prior to each such payment, multiplied by a fraction, the numerator of which is one (1) and the denominator of which is the number of installment payments then remaining.

      Notwithstanding the foregoing, in the event that a Participant's SERP Account balance at any payout date is less than ten thousand dollars ($10,000), the Committee shall have the discretion to pay such SERP Account balance out in a single lump sum as soon as administratively practicable.

      Unless otherwise provided by the Committee in its sole discretion, notwithstanding anything to the contrary in this SERP, a Participant's SERP Account balance shall be paid out in a single lump sum in the event that a Participant's employment with the Company is terminated for reasons other than a Participant's Retirement, death, Disability, or a Qualifying Termination of Employment following a Change in Control of the Company.

      5.7. Payout Election Forms. Participants shall elect the form of benefit payment they wish to receive from their SERP Account balance for each of the following types of termination of employment:

              (a)    Upon the Participant's Retirement;

              (b) Upon the Participant's death;

              (c) Upon the Participant's Disability; and

              (d) Upon the Participant's Qualifying Termination of Employment following a Change in Control of the Company.

      Participants shall complete a separate payment election form for each type of termination as stated above, as may be permitted from time to time by the Company; provided, however, that no such election shall be valid unless filed in writing with the Company at least three hundred and sixty-five (365) calendar days prior to such Participant's termination of employment with the Company. At the expiration of such three hundred and sixty-five (365) calendar day period, any prior election shall cease to be effective. If a Participant does not make a payout election, or no valid election is in effect, then the Participant's payment shall be made in the form of a lump sum.

Article 6. Springing Rabbi Trust
      6.1. Establishment of a Rabbi Trust. The Company may, at its sole and absolute discretion, at any time after the Effective Date, establish an revocable rabbi trust (which shall be a grantor trust within the meaning of Code Sections 671-677) for the benefit of Participants and beneficiaries of Participants, as appropriate. Any rabbi trust so created shall have an independent trustee (such trustee to have a fiduciary duty to carry out the terms and conditions of this SERP) as selected by the Company. The provisions of this Article 6 shall apply only in the event that the Company exercises its discretion under this Section 6.1 and establishes a rabbi trust.

      6.2. Terms of the Rabbi Trust. Assets contained in the rabbi trust shall at all times be specifically subject to the claims of the Company's general creditors in the event of bankruptcy or insolvency; such terms shall be specifically defined within the provisions of the rabbi trust, along with a required procedure for notifying the trustee of any such bankruptcy or insolvency.

      6.3. Funding of the Rabbi Trust. Subject to the other provisions of this
Section 6.3, at the sole and absolute discretion of the Committee, the Company may contribute cash, cash equivalents, or property to the rabbi trust for the benefit of Participants and Participants' beneficiaries, as the Committee deems appropriate.

      6.4. Distributions from the Rabbi Trust. Following a Change in Control of the Company, distributions of a Participant's benefits shall be made from the rabbi trust directly to the Participant or the Participant's spouse or beneficiaries in accordance with Article 5 herein (as the case may be) upon such Participant's termination of employment.

      To the extent any benefits provided under this SERP are actually paid from the rabbi trust, the Company shall have no further obligation with respect thereto, but to the extent not so paid, such benefits shall remain the obligation of, and shall be paid by, the Company.

Article 7. Amendment and Termination
      The Board and the Committee hereby reserve the right to amend, modify, and/or terminate the SERP at any time. However, no such amendment or termination shall in any manner adversely affect the rights or benefits of any Participant's previously vested contributions under this SERP without the consent of the Participant.

Article 8. Beneficiary Designation
      Each Participant shall be entitled to designate a Beneficiary or Beneficiaries by filing a signed, written notice of such designation with the Company, in such form as the Committee may prescribe. A Participant may file a Beneficiary designation form with the Company at any time and the filing of any such form shall act as an immediate revocation as to any prior Beneficiary designations. In addition, in the case of a married Participant, any Beneficiary designation of someone other than the Participant's spouse shall not be valid unless accompanied by a Spousal Consent. In the event of a dissolution of marriage, a Participant's Beneficiary designation shall be deemed automatically revoked to the extent that a Beneficiary is the Participant's former spouse.

Article 9. Miscellaneous
      9.1. Unfunded Plan. This SERP is intended to be an unfunded plan maintained primarily to provide supplemental retirement benefits for "a select group of management or highly compensated employees" within the meaning of Sections 201(2), 301(a)(3), and 401(a)(1) of ERISA, and therefore is further intended to be exempt from the provisions of Parts 2, 3, and 4 of Subtitle B of Title I of ERISA. Accordingly, the Committee may terminate the SERP, subject to
Article 7 herein, for any or all Participants, in order to achieve and maintain this intended result.

      9.2. General Unsecured Creditor. Nothing contained herein shall give any Participant, Beneficiary, or their legal representative any rights to assets that are greater than those of a general unsecured creditor of the Company.

      9.3. Claims Procedure. The Committee shall provide adequate written notice within ninety (90) days to a Participant or Beneficiary whose claim for benefits under the SERP has been denied, setting forth (a) the specific reason or reasons for such denial, (b) the specific reference to pertinent provisions of this SERP on which such denial is based, (c) a description of any additional material or information necessary for the Participant or Beneficiary to perfect his claim and an explanation why such material or such information is necessary, (d) appropriate information as to the steps to be taken if the Participant or Beneficiary wishes to submit the claim for review, and (e) the time limits for requesting a review, including a statement of the Participant's or Beneficiary's right to bring a civil action under section 502(a) of ERISA following an adverse benefit determination on review.

      9.4. No Right to Employment. Nothing in this SERP shall be construed as conferring upon any Participant any right to continue in the employment of the Company, nor shall it interfere with the rights of the Company to terminate the employment of any Participant and/or to take any personnel action affecting any Participant without regard to the effect which such action may have upon such Participant as a recipient or prospective recipient of benefits under the SERP.

      9.5. Payment to Incompetent. If any person entitled to benefits under this SERP shall be a minor or shall be either physically or mentally incompetent in the judgment of the Committee, such benefits may be paid to a court-appointed guardian or trust specifically designated for the benefit of the minor or incompetent Beneficiary. In the event of such payment, the Company, the Board, and the Committee shall be discharged from all further liability for such payment.

      9.6. Costs of the SERP. All costs of implementing and administering the SERP, and all costs incurred in providing the benefits described herein, shall be borne by the Company.

      9.7. Tax Withholding. The Company shall have the right to require Participants to remit to the Company an amount sufficient to satisfy federal, state, and local tax withholding requirements, or to deduct from all payments made pursuant to the SERP amounts sufficient to satisfy such withholding requirements.

      9.8. Nontransferability. Participants' or Beneficiaries' rights to benefits provided hereunder may not be sold, transferred, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. In no event shall the Company assign or transfer its obligations under the SERP except to (a) any corporation or partnership which acquires all or substantially all of the Company's assets or (b) any corporation or partnership into which the Company may be merged or consolidated.

      9.9. Successors. All obligations of the Company under the SERP shall be binding upon any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

      9.10. Severability. In the event any provision of the SERP shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the SERP, and the SERP shall be construed and enforced as if the illegal or invalid provision had not been included.

      9.11. Transfer of Employment. Notwithstanding anything to the contrary in this SERP, the transfer of employment of a Participant within the Company shall not be deemed a termination of the Participant's employment with the Company for the purposes of this SERP.

      9.12. Applicable Law. To the extent not preempted by federal law, the SERP shall be governed by and construed in accordance with the laws of the state of Kentucky without giving effect to principles of conflicts of laws.

Adopted February 11, 2003

Appendix

Henry Del Castillo
Mark Kaminski
Pat King
Don Marsh
Greg Givan
Kathy Gould
Lenna Macdonald
Bill Toler
John Wasz
Bill Witherspoon

                                                                 Exhibit 13
                                                                 ----------

Portions of the annual report to stockholders for the year ended December 31, 2002 which are expressly incorporated by reference in this filing follow. Such items are proceeded by an index which shows the location in this Annual Report on Form 10-K where such items are incorporated by reference and the location of the item in the annual report to stockholders for the year ended December 31, 2002.


                                     INDEX

Reference   Incorporation                                         Page number
letter in   location in                                           in annual
this        this                                                  report to
Exhibit     Form 10-K         Description of Item              stockholders
-------     ---------------   --------------------------       ------------
  (A)       Part II, item 6   Consolidated Selected                 page 7
                                Financial Data

  (B)       Part II, item 7   Management's Discussion and           pages 8
                                Analysis of Financial Condition     thru 13
                                and Results of Operations

            Part II, item 7A  Quantitative and Qualitative          pages 12
                                Disclosures About Market Risk       thru 13

  (C)       Part II, item 8   Consolidated Balance Sheet            page 14

            Part II, item 8   Consolidated Statement of Operations  page 15

            Part II, item 8   Consolidated Statement of             page 15
                                Comprehensive Income (Loss)

            Part II, item 8   Consolidated Statement of             page 16
                                Changes in Stockholders'
                                Equity

            Part II, item 8   Consolidated Statement of             page 17
                                Cash Flows

            Part II, item 8   Notes to Consolidated                 pages 18
                                Financial Statements                thru 42

            Part II, item 8   Report of Independent Auditors        page 43

The items follow:

                                                      Exhibit 13 item (A)
                                                      -------------------

                                    COMMONWEALTH INDUSTRIES, INC.
                                Consolidated Selected Financial Data
                                (in thousands except per share data)

                                                                                   Year ended December 31,
                                                              -------------------------------------------------------------------
                                                                 2002          2001          2000           1999          1998
                                                              ----------    ---------     ----------     ----------    ----------
Statement of Operations Data:
Net sales                                                      $ 966,238    $ 920,504     $1,125,142    $ 1,074,939     $ 992,004
Gross profit                                                      67,311       47,031         82,205         86,865        69,455
Operating income (loss) (2)                                       20,334     (178,747)        21,929         28,440        21,421
Income (loss) before cumulative effect of
  change in accounting principle (2)                               9,116     (193,552)         3,491         11,011           143
Cumulative effect of change in accounting principle (3)          (25,327)           -              -              -             -
Net income (loss) (1) (2) (3)                                    (16,211)    (193,552)         3,491         11,011           143

Net income (loss) per share data: (1) (2)
     Basic
       Income (loss) before cumulative effect of
         change in accounting principle                         $   0.57     $ (11.78)        $ 0.21         $ 0.68        $ 0.01
       Cumulative effect of change in accounting princple (3)      (1.58)           -              -              -             -
                                                              ----------    ---------     ----------     ----------    ----------
       Net income (loss)                                        $  (1.01)    $ (11.78)        $ 0.21         $ 0.68        $ 0.01
                                                              ==========    =========     ==========     ==========    ==========

     Diluted
       Income (loss) before cumulative effect of
         change in accounting principle                         $   0.57     $ (11.78)        $ 0.21         $ 0.68        $ 0.01
       Cumulative effect of change in accounting princple (3)      (1.57)           -              -              -             -
                                                              ----------    ---------     ----------     ----------    ----------
       Net income (loss)                                        $  (1.00)    $ (11.78)        $ 0.21         $ 0.68        $ 0.01
                                                              ==========    =========     ==========     ==========    ==========

     Cash dividends paid per share                                $ 0.20       $ 0.20         $ 0.20         $ 0.20        $ 0.20

Operating Data:
Depreciation                                                    $ 21,142     $ 30,053       $ 33,683       $ 30,620      $ 28,621
Amortization                                                       $ 984      $ 5,276        $ 5,668        $ 5,893       $ 6,107
Capital expenditures                                            $ 16,321      $ 9,002       $ 18,445       $ 36,715      $ 33,650
Aluminum products business:
     Net sales                                                 $ 853,849    $ 801,786      $ 990,961      $ 944,438     $ 865,043
     Shipments (pounds)                                          905,038      801,274        966,597      1,022,680       884,169
Electrical products business:
     Net sales                                                 $ 112,389    $ 118,718      $ 134,181      $ 130,501     $ 126,961
     Shipments (feet)                                            486,709      509,326        592,863        576,205       517,380

Balance Sheet Data:
Working capital                                                $ 138,832    $ 121,483      $ 138,462      $ 123,067     $ 115,192
Total assets                                                     428,904      439,632        655,340        706,322       648,399
Total debt                                                       125,000      125,000        125,000        125,000       125,000
Total stockholders' equity                                       107,187      134,166        338,393        336,676       326,529


(1) 2002, 2001, 2000 and 1999 net income (loss) and net income (loss) per share reflect the Company's change in its inventory accounting method from first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method effective January 1, 1999.

(2) 2001 includes a non-cash asset impairment charge of $167.3 million or $10.18 per basic and diluted share. The asset impairment charge had no tax effect. See note 2 to the consolidated financial statements for additional information.

(3) 2002 includes a non-cash goodwill impairment charge of $25.3 million or $1.58 per basic share and $1.57 per diluted share which was recorded as a cumulative change in accounting principle in accordance with Statement of Financial Accounting Standards No. 142. The goodwill impairment charge had no tax effect. See note 3 to the consolidated financial statements for additional information.

                                                       Exhibit 13 item (B)
                                                       -------------------

                          COMMONWEALTH INDUSTRIES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is a discussion of the consolidated financial condition and results of operations of the Company for each of the years in the three-year period ended December 31, 2002, and certain factors that may affect the Company's prospective financial condition. This section should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2002 and the notes thereto including note 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Application of Critical Accounting Policies" in this section for further information. The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of global economic conditions, the ability to achieve the level of cost savings or productivity improvements anticipated by management, the effect (including possible increases in the cost of doing business) resulting from war or terrorist activities or political uncertainties, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, capacity and supply constraints or difficulties, the success of the Company in implementing its business strategy, and other risks as detailed in the Company's various Securities and Exchange Commission filings.

Overview
         The Company manufactures non-heat treat coiled aluminum sheet for distributors and the transportation, construction and consumer durables end-use markets and electrical flexible conduit and prewired armored cable for the commercial construction and renovation markets. The Company's principal raw materials are aluminum scrap, primary aluminum, copper and steel. Trends in the demand for aluminum sheet products in the United States and in the prices of aluminum primary metal, aluminum scrap and copper commodities affect the business of the Company. The Company's operating results also are affected by factors specific to the Company, such as the margins between selling prices for its products and its cost of raw material ("material margins") and its unit cost of converting raw material into its products ("conversion cost"). While changes in aluminum and copper prices can cause the Company's net sales to change significantly from period to period, net income is more directly impacted by fluctuations in material margins.
         Although the demand for aluminum sheet products is cyclical, over the longer term demand has continued to increase, reflecting general population and economic growth and the advantages of aluminum's light weight, high degree of formability, resistance to corrosion and recyclability.
         The price of aluminum metal affects the price of the Company's products and in the longer term can have an effect on the competitive position of aluminum in relation to alternative materials. The price of primary metal is determined largely by worldwide supply and demand conditions and is highly cyclical. The price of primary aluminum in world markets greatly influences the price of aluminum scrap, the Company's principal raw material. Significant movements in the price of primary aluminum can affect the Company's margins, although aluminum sheet prices do not always move simultaneously nor necessarily to the same degree as the primary markets. The Company seeks to manage its material margins by focusing on higher margin products and by sourcing the scrap and primary metal markets in the most cost-effective manner, including the use of futures contracts and options to hedge anticipated raw material requirements based on firm-priced sales and purchase orders.
         During 2002, net sales of the Company's aluminum sheet products increased 6% from the year 2001 while shipment volume increased 13% from 2001. The positive impact of this increased volume, combined with lower depreciation and amortization charges, more than offset the impact of lower material margins in 2002 versus 2001 and helped to increase profitability of the aluminum business for 2002 compared to 2001. Material margins which were lower for the full year of 2002 versus 2001 did increase in the third and fourth quarter of 2002 compared to the third and fourth quarter of 2001 due to firmer aluminum sales pricing coupled with lower metal costs and better scrap availability.
         During 2001, net sales of the Company's aluminum sheet products decreased 19% from the year 2000 while shipment volume decreased 17% from 2000. Demand for the Company's aluminum sheet products decreased in 2001 reflecting ongoing weak business conditions throughout the economy generally in 2001 and specifically across the Company's various markets, with the exception of residential building and construction, which remained relatively strong during 2001 as a result of interest rate reductions throughout 2001. Material margins declined during 2001 due to a highly competitive marketplace.
         Demand for the Company's electrical products decreased during 2002. Shipments were down 4% compared to 2001 as business conditions remained competitive and commercial construction activity declined. Material margins for 2002 increased 2% from 2001. The reduction in material costs per foot in 2002 compared to 2001 more than offset the lower net selling prices and contributed to the slight material margin improvement in 2002 versus 2001. The Company's electrical products business continued to report operating profits which were slightly increased over 2001 principally due to a decrease in selling, general and administrative expenses and the elimination of goodwill amortization expense in 2002.
         Demand for the Company's electrical products also decreased during 2001. Shipments were down 14% compared to the year 2000 due to weak customer demand. Material margins for 2001 were up 19% from the margins experienced in 2000 due to increased selling prices on armored cable products and a reduction in material costs per foot. The higher material margins for 2001 more than offset the effect of the decline in shipment volume and higher manufacturing unit costs compared to the year 2000.
         During the second quarter of 2002, the Company completed its transitional test of goodwill upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Pursuant to this test, the Company recorded a charge of $25.3 million or $1.57 per basic share and $1.58 per diluted share (before and after tax), as a cumulative effect of a change in accounting principle, to reflect the impairment of goodwill on the balance sheet as of January 1, 2002. See the caption entitled "Cumulative effect of change in accounting principle" in the following section and note 3 to the consolidated financial statements for additional information.
         During the fourth quarter of 2001, the Company recorded non-cash asset impairment charges totaling $167.3 million or $10.18 per basic and diluted share (before and after tax) to reduce the carrying amount of property, plant and equipment and goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"). See the caption entitled "Asset Impairment Charges" in the following section and note 2 to the consolidated financial statements for additional information.
         In addition, during 2001 and 2000 LIFO inventory quantities were reduced, resulting in a partial liquidation of the LIFO bases, the effect of which decreased the net loss in 2001 by approximately $0.03 million, which had no effect on the per share amount and increased net income for 2000 by approximately $4.5 million, or $0.27 per share. See note 5 to the consolidated financial statements for additional information.

Application of Critical Accounting Policies
         The Company's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most critical accounting policies require the use of estimates relating to the valuation of property, plant and equipment and goodwill, assumptions for computing pension and postretirement benefits obligations, allowance for uncollectible accounts receivable, assumptions for computing workers' compensation liabilities and environmental liabilities.
         Upon adoption of SFAS No. 142, the Company reduced the carrying value of goodwill associated with its Alflex electrical products subsidiary. Future assessments of the carrying value of the $48 million of goodwill that remains are dependent on management's estimates of the value of Alflex. Because of the competitive and dynamic nature of Alflex's industry, it is reasonably possible that management's estimate of the value of Alflex may change. Any reduction in the estimate of the value of Alflex will likely result in a similar reduction in the carrying value of Alflex's long-lived assets.
         Pension and postretirement benefits obligations accounting is intended to reflect the recognition of future benefit costs over the covered employees' approximate service periods based on the terms of the plans and the investment and funding decisions made by the Company. The Company is required to make assumptions regarding such variables as the expected long-term rate of return on plan assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As of December 31, 2002 and 2001, the Company used expected long-term rates of return on pension plan assets of 8.50% and 8.75%, respectively. The postretirement plan has no assets. The Company analyzed the rates of returns on assets used and determined that these rates are reasonable based upon the plans' historical performance relative to the overall markets and mix of assets. The Company will continue to assess the expected long-term rate of return on plan assets assumptions for each plan based on relevant market conditions and will make adjustments to the assumptions as appropriate. A one percent decrease in the estimated return on plan assets would result in an increase in net pension expense of $0.7 million for 2003. As of December 31, 2002 and 2001, the Company used discount rates of 6.75% and 7.50%, respectively, for both the pension and postretirement plans. The decrease in the discount rate used in the current year correlates with a decline in interest rates on noncallable, high quality bonds over the past year. The Company bases its discount rate used on Moody's Aa bond index plus an adjustment upward to the next quarter percentage point. See notes 10 and 11 to the consolidated financial statements for the full list of assumptions for the pension and postretirement plans.
         The Company has previously recorded accruals totaling $7.4 million relating to various environmental matters, representing the Company's current best estimate of the cost to remediate these matters. The Company estimates that total cost to remediate these matters could be as much as $17 million should all matters be ultimately concluded in a manner least favorable to the Company.

Results of Operations for 2002, 2001 and 2000
         Net Sales. Net sales for 2002 increased 5% to $966.2 million (including $112.4 million from Alflex) from $920.5 million (including $118.7 million from Alflex) in 2001. The increase is due to increased shipments which more than offset a decrease in net selling prices. The increased shipments resulted from increased demand for aluminum products across all of the Company's aluminum products' markets and particularly the strength of a resilient residential construction market. Unit sales volume of aluminum products increased 13% to 905 million pounds in 2002 from 801 million pounds in 2001. Alflex unit sales volume was 487 million feet for 2002 compared to 509 million feet for 2001. The decrease was primarily due to ongoing softness in commercial construction activity.
         Net sales for 2001 decreased 18% to $920.5 million (including $118.7 million from Alflex) from $1.13 billion (including $134.2 million from Alflex) in 2000. The decrease was due to continued weak customer demand in 2001 affecting virtually all of the Company's markets with the exception of residential building and construction which remained relatively strong during 2001 as a result of interest rate reductions throughout 2001. Unit sales volume of aluminum products decreased 17% to 801 million pounds in 2001 from 967 million pounds in 2000. Alflex unit sales volume was 509 million feet for 2001 compared to 593 million feet for 2000.
         Gross Profit. Gross profit increased 43% (to 7.0% of net sales) in 2002 after a 43% decrease (to 5.1% of net sales) in 2001 from 2000 gross profit (7.3% of net sales). The 2002 increase was related entirely to the aluminum business and due primarily to increased volumes and greater manufacturing efficiencies, improving material margins in the last half of 2002, lower outside processing costs, lower natural gas costs plus lower depreciation expense as a result of asset impairment charges recorded in the fourth quarter of 2001. In addition, the gross profit for 2002 benefited from a deferral of the Company's regular December shut-down and maintenance of aluminum production facilities, which permitted increased production and sales in late 2002 and resulted in a deferral to January 2003 of approximately $1.5 million of shut-down expenses, principally relating to labor and purchased parts. All the above factors more than offset the lower material margins experienced during the first half of 2002 which were due to higher scrap acquisition costs for the first six months of 2002 versus the same period in 2001. Scrap acquisition costs declined during the last half of 2002 as scrap availability increased and coupled with lower primary metal costs and firmer pricing for aluminum products translated into higher material margins in the last half of 2002 versus the first half of 2002; however full year 2002 material margins were lower than full year 2001 material margins. Alflex's gross profit for 2002 versus 2001 was down 10% as decreased net sales revenue resulting from decreased shipments and lower selling prices offset the improved material margins. The lower net selling prices reflected the impact of the increasingly competitive price environment in 2002.
         The 2001 decrease from 2000 was related entirely to the aluminum business where a highly competitive marketplace resulted in lower shipment volumes and lower material margins. On the other hand, Alflex increased its gross profit for 2001 versus the year 2000 by 32% due to improved material margins.
         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 14% in 2002 from 2001. Contributing to the decrease were two factors which increased the 2001 selling, general and administrative expenses. The factors were a $3.2 million increase in the provision for uncollectible accounts receivable, principally relating to Chapter 11 bankruptcy filings by certain of the Company's customers, and a $2.5 million additional expense relating to the termination of the Company's 1999 Executive Incentive Plan. Limiting the amount of the decrease were increased professional service costs associated with the Company's information system redesign and accruals for employee incentive plans.
         Selling, general and administrative expenses decreased 2% in 2001 from 2000. Contributing to the decrease were lower incentive accruals, lower on-going salary and related employee benefits expense due to the reductions in the workforce, lower depreciation and one time severance expenses recorded in the fourth quarter of 2000. Limiting the amount of the decrease was the $3.2 million increase in the provision for uncollectible accounts receivable and the $2.5 million additional expense relating to the termination of the Company's 1999 Executive Incentive Plan.
         Amortization of Goodwill. Goodwill was no longer amortized beginning January 2002 as required by the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". See note 3 to the consolidated financial statements for additional information. Amortization of goodwill was $4.0 million in 2001 and $4.5 million in 2000. The decrease in amortization in 2001 was due to the write-down of goodwill in the Company's aluminum business during the fourth quarter of 2001.
         Asset Impairment Charges. Non-cash asset impairment charges of $167.3 million were recorded in 2001 related to the impairment of certain property, plant and equipment and goodwill in the Company's aluminum business segment. The $167.3 million asset impairment charges were composed of $85.4 million of property, plant and equipment write-downs and $81.9 million of goodwill write-downs. See note 2 to the consolidated financial statements for additional information.
         Operating Income (Loss). Operating income increased $199.1 million in 2002 to operating income of $20.3 million, after having decreased $200.7 million in 2001 to an operating loss of $178.7 million, in each case reflecting the asset impairment charges and the other factors mentioned above.
         Other Income (Expense), Net. Other income (expense), net increased by $0.7 million in 2002 compared to 2001 primarily due to increased purchase discounts. Other income (expense), net in 2000 includes $0.8 million of income related to insurance claims filed for a fire that interrupted business at the Company's Uhrichsville, Ohio aluminum mill.
         Interest Expense, Net. Interest expense in 2002 decreased 2% to $15.1 million from $15.5 million in 2001. The decrease was primarily due to lower interest rates under the Company's receivables purchase agreement combined with a reduction in amounts outstanding under the agreement which more than offset a reduction in investment interest income.
         Interest expense in 2001 decreased 23% to $15.5 million from $20.1 million in 2000. The decrease in the Company's interest expense in 2001 was primarily due to a reduction in amounts outstanding under the Company's receivables purchase agreement.
         Income Tax Expense (Benefit). The Company recognized an income tax benefit of $2.3 million in 2002 compared to an income tax expense of $0.2 million in 2001 and $0.3 million in 2000. The decrease in income tax expense in 2002 was due to a $2.7 million adjustment recorded in the third quarter of 2002 to reduce prior years' income tax accruals based in part on a change in tax law in 2002.
         At December 31, 2002, the Company had remaining available net operating loss ("NOL") carryforwards of approximately $72 million. These NOL carryforwards will expire in various amounts from 2005 through 2021. The amount of taxable income that can be offset by NOL carryforwards arising prior to the initial public offering of the Company in March 1995 is subject to an annual limitation of approximately $9.6 million plus certain gains included in taxable income which are attributable to the Company prior to the initial public offering. Approximately $45 million of the $72 million of NOL carryforwards mentioned previously are subject to this annual limitation with the remaining amounts having no such annual limitation.
         Cumulative effect of change in accounting principle. A non-cash goodwill impairment charge of $25.3 million was recorded as a cumulative effect of change in accounting principle as of January 1, 2002 under SFAS No.142. See note 3 to the consolidated financial statements for additional information.
         Net Income (Loss). The Company recorded a net loss for 2002 of $16.2 million and a net loss for 2001 of $193.6 million after recording net income of $3.5 million in 2000, in each case reflecting the factors described above for each year.

Off-Balance Sheet Arrangement
         During 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003 and in October 2002 extended the agreement for an additional year ending in September 2004. In addition during September 2001, the Company and the financial institution agreed to reduce the size of the facility to $95.0 million. At December 31, 2002 and 2001, the Company had outstanding under the agreement $24.0 million and $20.0 million (the minimum that is required under the agreement), respectively, and had $81.2 million and $82.3 million, respectively, of net residual interest in receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In 2002 and 2001, the Company received gross proceeds of $51.0 million and $38.0 million, respectively, from the sale of receivables and made gross payments of $47.0 million and $87.0 million, respectively, under the agreement. Under the terms of the agreement, the Company is required to maintain tangible net worth of $5 million, and to not exceed certain percentages of credit sales for uncollectible accounts, delinquent accounts and sales returns and allowances. Should the Company exceed such limitations, the financial institution has the right to terminate the agreement.

Liquidity and Capital Resources
         The Company's cash flows from operations in 2002, 2001 and 2000 were $24.8 million, $3.2 million and $33.0 million, respectively. The cash flows from operations decreased in 2001 primarily due to reduced income. Working capital increased to $138.8 million at December 31, 2002 from $121.5 million at December 31, 2001. Working capital was $138.5 million at December 31, 2000.
         Capital expenditures were $16.3 million, $9.0 million and $18.4 million in 2002, 2001 and 2000, respectively, and are estimated to be $20.2 million in 2003, all generally related to upgrading and expanding the Company's manufacturing and other facilities, acquiring and enhancing software and hardware as part of the Company's information system redesign project and meeting environmental requirements.
         The Company's sources of liquidity are cash flows from operations, the Company's receivables purchase agreement previously described and borrowings under its $30 million revolving credit facility. The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least through 2003.
         The Company's revolving credit facility permits borrowings and letters of credit up to $30.0 million outstanding at any time. Availability is subject to satisfaction of certain covenants and other requirements. At December 31, 2002 $27.2 million was available. The facility expires on March 31, 2005.
         The following schedules summarize the Company's contractual cash obligations and unused availability of financing sources at December 31, 2002 (in thousands).

                                                             Payments Due By Period
                                                ------------------------------------------------------------
Contractual Cash Obligations          Total     Less than 1 year    1-3 years     4-5 years    After 5 years
------------------------------------------------------------------------------------------------------------
  Long-term debt                      $125,000           $    --         $   --      $125,000         $   --
  Operating leases                      12,991             3,745          4,433         1,910          2,903
  Standby letters of credit              2,839             2,839             --            --             --
  Outstanding obligation under
     Receivables purchase
     Agreement                          24,000            24,000             --            --             --
                                      ----------------------------------------------------------------------
Total contractual cash obligations    $164,830           $30,584         $4,433      $126,910         $2,903
                                      ========           =======         ======      ========         ======

                                                             Amount of Availability Per Period
Unused Availability of           Total Amounts  ------------------------------------------------------------
Financing Sources                    Available  Less than 1 year   1-3 years      4-5 years     Over 5 years
------------------------------------------------------------------------------------------------------------
  Unused revolving credit
      Facility                         $27,161            $   --       $27,161        $   --          $   --
  Unused availability under
     Receivables purchase
     Agreement                          71,000                --        71,000            --              --
                                       ---------------------------------------------------------------------
Total available                        $98,161            $   --       $98,161        $   --          $   --
                                       =====================================================================


         The Company has eight years remaining on a 10-year guaranteed supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of 1.2 billion pounds of P1020/99.7% aluminum at current market prices from Glencore over the 10-year term beginning in January 2001.
         At December 31, 2002, the Company held firm-priced aluminum purchase and sales commitments through December 2004 totaling $7 million and $123 million, respectively. The Company hedges the impact of changes in prices related to these commitments as explained in the caption entitled "Commodity Price Risk" in the following section.
         The indicated annual rate of dividends being paid on the Company's Common Stock is $0.20 per share, or an annual total of about $3.2 million.

Risk Management
         Commodity Price Risk. The price of aluminum is subject to fluctuations due to unpredictable factors on the worldwide market. To reduce this market risk, the Company follows a policy of hedging its anticipated raw material purchases based on firm-priced sales and purchase orders by purchasing and selling futures contracts, forward contracts and options on the London Metal Exchange ("LME"). The Company also uses forward contracts and options to reduce its risks associated with its natural gas requirements.
         As described in note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") effective January 1, 2001 and has designated virtually all of its aluminum and natural gas futures contracts and forward contracts as cash flow hedges.
         Gains and losses on these instruments that are deferred in other comprehensive income are reclassified into net income as cost of goods sold in the periods when the hedged transactions occur. As of December 31, 2002, approximately $0.6 million of the $0.7 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as cost of goods sold over the next twelve months. A net loss of $0.1 million was recognized in cost of goods sold during both the twelve months ended December 31, 2002 and 2001, representing the amount of the hedges' ineffectiveness. As of December 31, 2002, the Company held open aluminum and natural gas futures and forward contracts having maturity dates extending through December 2004.
         A sensitivity analysis has been prepared to estimate the Company's exposure to market risk related to its LME position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the price of the futures contract. On December 31, 2002 the Company had approximately 51,050 metric tonnes of LME futures contracts. A hypothetical 10% change from the 2002 year-end three-month high grade aluminum price of $1,345 per metric tonne would result in a change in fair value of $6.9 million in these contracts. However it should be noted that any change in the fair value of these contracts would be significantly offset with an inverse change in the cost of metal to be purchased.
         Also, a sensitivity analysis has been prepared to estimate the Company's exposure to market risk related to its NYMEX Henry Hub natural gas forward contracts. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the price of the forward contract. On December 31, 2002 the Company had approximately 4.5 million cubic feet of NYMEX forward contracts. A hypothetical 10% change from the 2002 year-end three-month natural gas price of $4.514 per cubic foot would result in a change in fair value of $2.0 million in these contracts. However it should be noted that any change in the fair value of these contracts would be significantly offset with an inverse change in the cost of gas to be purchased.
         Credit Risk. Assessments of credit worthiness and credit risk are completed on potential and existing customers through a review of trade references, bank references, financial statements, and independent credit bureau reports.
         Also as previously discussed, the Company utilizes futures contracts, forward contracts and options to protect against exposures to commodity price risk in the aluminum and natural gas markets. The Company is exposed to losses in the event of non-performance by the counterparties to these agreements; however, the Company does not anticipate non-performance by the counterparties. Assessments of credit risks with trading partners (brokers) are completed through a review of the broker's ratings with credit rating agencies. However, the Company does not require collateral to support broker transactions. In addition, all brokers trading on the LME with U.S. clients are regulated by the Commodity Futures Trading Commission, which requires the brokers to be fully insured against unrealized losses owed to clients. Brokers of natural gas forward contracts are not regulated. At December 31, 2002, credit lines totaling $29.5 million were available at various brokerages used by the Company.
         Interest Rate Risk. In order to hedge a portion of its interest rate risk, the Company was a party to an interest rate swap agreement with a notional amount of $5 million under which the Company paid a fixed rate of interest and received a LIBOR-based floating rate. The interest rate swap agreement expired during September 2001 and as of December 31, 2002 the Company had no interest rate swap agreements in effect. The Company's interest rate swap agreement which expired during September 2001 did not qualify for hedge accounting under SFAS No. 133 and as such the change in the fair value of the interest rate swap agreement had been recognized currently as interest expense, net in the Company's consolidated statement of operations. The amount of such change in the fair value of the interest rate swap agreement was immaterial for the twelve months ended December 31, 2001.

Recently Issued Accounting Standards
         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The Statement addresses financial and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company's results of operations or financial position.
         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The Statement eliminates Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of Accounting Principles Board Opinion No. 30. In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company's results of operations or financial position.
         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"(" SFAS No. 146"). The Statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.
         In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not expect the adoption of this Interpretation to have a material impact on the Company's results of operations or financial position.

                          COMMONWEALTH INDUSTRIES, INC.
                           Consolidated Balance Sheet
                        (in thousands except share data)

                                                                                    December 31,
                                                                        --------------------------------------
                                                                            2002                     2001
                                                                        -------------            -------------
Assets
Current assets:
          Cash and cash equivalents                                         $ 13,211                  $ 6,393
          Accounts receivable, net                                                66                       81
          Inventories                                                        125,348                  119,038
          Net residual interest in receivables sold                           81,195                   82,310
          Prepayments and other current assets                                 7,133                    3,230
                                                                        -------------            -------------
               Total current assets                                          226,953                  211,052
Property, plant and equipment, net                                           146,968                  152,137
Goodwill, net                                                                 48,872                   74,199
Other noncurrent assets                                                        6,111                    2,244
                                                                        -------------            -------------
               Total assets                                                $ 428,904                $ 439,632
                                                                        =============            =============

Liabilities
Current liabilities:
          Accounts payable                                                  $ 59,594                 $ 50,693
          Accrued liabilities                                                 28,527                   38,876
                                                                        -------------            -------------
               Total current liabilities                                      88,121                   89,569
Long-term debt                                                               125,000                  125,000
Other long-term liabilities                                                    5,183                    6,899
Accrued pension benefits                                                      26,743                    4,576
Accrued postretirement benefits                                               76,670                   79,422
                                                                        -------------            -------------
               Total liabilities                                             321,717                  305,466
                                                                        -------------            -------------

Commitments and contingencies                                                      -                        -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          15,997,651 and 15,969,030 shares outstanding at
          December 31, 2002 and 2001, respectively                               160                      160
     Additional paid-in capital                                              405,613                  405,443
     Accumulated deficit                                                    (277,942)                (258,532)
     Notes receivable from sale of common stock                                    -                   (1,561)
     Accumulated other comprehensive income:
         Minimum pension liability adjustment                                (21,391)                       -
         Effects of cash flow hedges                                             747                  (11,344)
                                                                        -------------            -------------
               Total stockholders' equity                                    107,187                  134,166
                                                                        -------------            -------------
               Total liabilities and stockholders' equity                  $ 428,904                $ 439,632
                                                                        =============            =============

 The accompanying notes are an intergral part of the consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                      Consolidated Statement of Operations
                      (in thousands except per share data)

                                                                Year ended December 31,
                                                      ---------------------------------------------
                                                         2002            2001              2000
                                                      -----------     ------------      -----------
Net sales                                              $ 966,238        $ 920,504       $1,125,142
Cost of goods sold                                       898,927          873,473        1,042,937
                                                      -----------     ------------      -----------
     Gross profit                                         67,311           47,031           82,205
Selling, general and administrative expenses              46,977           54,523           55,800
Amortization of goodwill                                       -            3,988            4,476
Asset impairment charges                                       -          167,267                -
                                                      -----------     ------------      -----------
     Operating income (loss)                              20,334         (178,747)          21,929
Other income (expense), net                                1,636              907            1,975
Interest expense, net                                    (15,146)         (15,512)         (20,067)
                                                      -----------     ------------      -----------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle            6,824         (193,352)           3,837
Income tax expense (benefit)                              (2,292)             200              346
                                                      -----------     ------------      -----------
     Income (loss) before cumulative effect of
       change in accounting principle                      9,116         (193,552)           3,491
Cumulative effect of change in accounting principle      (25,327)               -                -
                                                      -----------     ------------      -----------
     Net income (loss)                                 $ (16,211)      $ (193,552)         $ 3,491
                                                      ===========     ============      ===========

Basic net income (loss) per share:
     Income (loss) before cumulative effect of
       change in accounting principle                     $ 0.57         $ (11.78)          $ 0.21
     Cumulative effect of change in accounting principle   (1.58)               -                -
                                                      -----------     ------------      -----------
     Net income (loss)                                   $ (1.01)        $ (11.78)          $ 0.21
                                                      ===========     ============      ===========

Diluted net income (loss) per share:
     Income (loss) before cumulative effect of
       change in accounting principle                     $ 0.57         $ (11.78)          $ 0.21
     Cumulative effect of change in accounting principle   (1.57)               -                -
                                                      -----------     ------------      -----------
     Net income (loss)                                   $ (1.00)        $ (11.78)          $ 0.21
                                                      ===========     ============      ===========

Weighted average shares outstanding
     Basic                                                15,994           16,428           16,567
     Diluted                                              16,097           16,428           16,573

 The accompanying notes are an intergral part of the consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
              Consolidated Statement of Comprehensive Income (Loss)
                                 (in thousands)

                                                                                          Year ended December 31,
                                                                               ----------------------------------------
                                                                                  2002            2001           2000
                                                                               ----------     -----------     ---------
Net income (loss)                                                              $ (16,211)     $ (193,552)      $ 3,491
Other comprehensive income, net of tax:
     Minimum pension liability adjustment                                        (21,391)              -             -
     Net change related to cash flow hedges:
         Cumulative effect of accounting change                                        -           6,619             -
         Increase (decrease) in fair value of cash flow hedges                     1,867         (31,451)            -
         Reclassification adjustment for (gains) losses included in net income    10,224          13,488             -
                                                                               ----------     -----------     ---------
             Net change related to cash flow hedges                               12,091         (11,344)            -
                                                                               ----------     -----------     ---------
Comprehensive income (loss)                                                    $ (25,511)     $ (204,896)      $ 3,491
                                                                               ==========     ===========     =========

 The accompanying notes are an intergral part of the consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                 (in thousands except share and per share data)

                                                                                                       Accumulated
                                                                                                          Other
                                                                                                      Comprehensive
                                                                                                          Income:
                                                                                            Notes   --------------------
                                       Common Stock                                      Receivable  Minimum  Effects of
                                     ------------------ Additional                        from Sale  Pension     Cash      Total
                                     Number of           Paid-in  Accumulated  Unearned   of Common  Liability   Flow  Stockholders'
                                      Shares     Amount  Capital    Deficit   Compensation  Stock    Adjustment  Hedges   Equity
                                     ---------- ------- --------- ----------- ------------ --------- --------- -------- ------------
Balance December 31, 1999            16,606,000  $ 166  $ 409,062  $ 61,866)   $ (175)    $ (10,511)   $    -    $   -    $ 336,676
Net income                                    -      -          -     3,491         -             -         -        -        3,491
Cash dividends, $0.20 per share               -      -          -    (3,313)        -             -         -        -       (3,313)
Minimum pension liability adjustment          -      -          -         -         -             -         -        -            -
Forfeiture of restricted stock          (10,000)     -       (176)        -       176             -         -        -            -
Amortization of unearned compensation         -      -          -         -        (8)            -         -        -           (8)
Issuance of stock in connection
  with stock awards                      12,051      -        121         -         -             -         -        -          121
Repayments of notes receivable and
  retirement of common stock            (80,000)    (1)      (502)        -         -         1,929         -        -        1,426
                                     ---------- ------- --------- ----------- ------------ --------- --------- -------- ------------
Balance December 31, 2000            16,528,051    165    408,505   (61,688)       (7)       (8,582)        -        -      338,393
Net income (loss)                             -      -          -  (193,552)        -             -         -        -     (193,552)
Cash dividends, $0.20 per share               -      -          -    (3,292)        -             -         -        -       (3,292)
Effects of cash flow hedges                   -      -          -         -         -             -         -  (11,344)     (11,344)
Amortization of unearned compensation         -      -          -         -         7             -         -        -            7
Issuance of stock in connection
  with stock awards                      24,975      -        106         -         -             -         -        -          106
Repayments of notes receivable and
  retirement of common stock           (583,996)    (5)    (3,168)        -         -         7,021         -        -        3,848
                                     ---------- ------- --------- ----------- ------------ --------- --------- -------- ------------
Balance December 31, 2001            15,969,030    160    405,443  (258,532)        -        (1,561)        -  (11,344)     134,166
Net income (loss)                             -      -          -   (16,211)        -             -         -        -      (16,211)
Cash dividends, $0.20 per share               -      -          -    (3,199)        -             -         -        -       (3,199)
Minimum pension liability adjustmet           -      -          -         -         -             -   (21,391)       -      (21,391)
Effects of cash flow hedges                   -      -          -         -         -             -         -   12,091       12,091
Issuance of stock in connection
  with stock awards                      28,621      -        170         -         -             -         -        -          170
Repayments of notes receivable                -      -          -         -         -         1,561         -        -        1,561
                                     ---------- ------- --------- ----------- ------------ --------- --------- -------- ------------
Balance December 31, 2002            15,997,651  $ 160  $ 405,613 $(277,942)    $   -       $     -  $(21,391    $ 747    $ 107,187
                                     ========== ======= ========= =========== ============ ========= ========= ======== ============

 The accompanying notes are an intergral part of the consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                      Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                        Year ended December 31,
                                                                              ----------------------------------------
                                                                                 2002            2001           2000
                                                                              ---------      -----------     ---------
Cash flows from operating activities:
   Net income (loss)                                                          $(16,211)      $ (193,552)      $ 3,491
   Adjustments to reconcile net income (loss) to net cash
    provided by operations:
        Depreciation                                                            21,142           30,053        33,683
        Amortization                                                               984            5,276         5,668
        Asset impairment charges                                                     -          167,267             -
        Goodwill impairment charges                                             25,327                -             -
        Loss on disposal of property, plant and equipment                          325              364         1,280
        Issuance of common stock in connection with stock awards                   170              106           121
        Changes in assets and liabilities:
             Decrease in accounts receivable, net                                   15               30             7
             (Increase) decrease in inventories                                 (6,310)          18,647        69,728
             Decrease (increase) in net residual interest in receivab1es sold    1,115           (9,943)      (32,387)
             (Increase) decrease in prepayments and other current asssets       (2,041)           8,133         2,478
             (Increase) decrease in other noncurrent assets                     (3,602)            (322)          426
             Increase (decrease) in accounts payable                             8,901           (2,829)      (44,415)
             (Decrease) increase in accrued liabilities                           (120)         (13,524)        1,896
             (Decrease) in other liabilities                                    (4,941)          (6,472)       (8,992)
                                                                              ---------      -----------     ---------
                 Net cash provided by operating activities                      24,754            3,234        32,984
                                                                              ---------      -----------     ---------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  (16,321)          (9,002)      (18,445)
   Proceeds from sale of property, plant and equipment                              23               91            50
                                                                              ---------      -----------     ---------
        Net cash (used in) investing activities                                (16,298)          (8,911)      (18,395)
                                                                              ---------      -----------     ---------
Cash flows from financing activities:
   (Decrease) in outstanding checks in excess of deposits                            -                -        (1,188)
   Proceeds from long-term debt                                                 77,270           57,110        57,100
   Repayments of long-term debt                                                (77,270)         (57,110)      (57,100)
   Repayments of notes receivable from sale of common stock                      1,561            3,848         1,426
   Cash dividends paid                                                          (3,199)          (3,292)       (3,313)
                                                                              ---------      -----------     ---------
        Net cash (used in) provided by financing activities                     (1,638)             556        (3,075)
                                                                              ---------      -----------     ---------
Net increase (decrease) in cash and cash equivalents                             6,818           (5,121)       11,514
Cash and cash equivalents at beginning of period                                 6,393           11,514             -
                                                                              ---------      -----------     ---------
Cash and cash equivalents at end of period                                    $ 13,211          $ 6,393       $11,514
                                                                              =========      ===========     =========
Supplemental disclosures:
    Interest paid                                                             $ 14,483         $ 15,609       $21,098
    Income taxes paid (refunds received)                                        (2,524)              36           198
Non-cash activities:
    Repayment of notes receivable from sale of common stock with
      common stock and subsequent retirement of common stock                  $      -         $  3,173       $   503

 The accompanying notes are an intergral part of the consolidated financial statements.

                         COMMONWEALTH INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies Commonwealth Industries, Inc. (the "Company") operates principally in the United States in two segments. The aluminum segment manufactures common alloy aluminum sheet for distributors and the transportation, construction, and consumer durables end-use markets. The electrical products segment manufactures flexible electrical wiring products for the commercial construction and do-it-yourself markets.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the valuation of property, plant and equipment and goodwill, assumptions for computing pension and postretirement benefits obligations, allowance for uncollectible accounts receivable, assumptions for computing workers' compensation liabilities and environmental liabilities.

Cash and Cash Equivalents
Cash and cash equivalents include demand deposits with banks and highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Concentrations of Credit Risk
Futures contracts, options, cash investments and accounts receivable potentially subject the Company to concentrations of credit risk. The Company places its cash investments with high credit quality institutions. At times, such cash investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Credit risk with respect to accounts receivable exists related to concentrations of sales to aluminum distributors, who in turn resell the Company's aluminum products to end-use markets, including the consumer durables, building and construction and transportation markets. Concentrations of credit risk with respect to accounts receivable from the sale of electrical products are limited due to the large customer base, and their dispersion across many different geographical areas. During 2002, 2001 and 2000, sales to one major customer amounted to approximately 11.1%, 12.2% and 14.0%, respectively, of the Company's net sales. No other single customer accounted for more than 10% of the Company's net sales in 2002, 2001 or 2000. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables.

Inventories
Inventories are stated at the lower of cost or market. The methods of accounting for inventories are described in note 5.

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

Goodwill represents the excess of cost over the fair value of net assets acquired and prior to 2002 was being amortized on a straight-line basis over forty years. Accumulated amortization was $23.1 million at December 31, 2001. Beginning January 1, 2002 goodwill is no longer amortized, but instead is being evaluated annually for impairment according to the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). See note 3 for additional information.

Prior to January 1, 2002, the Company periodically evaluated the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets according to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No.121"). In the event that facts and circumstances indicated that the carrying amount of an asset or group of assets may be impaired, an evaluation of recoverability was performed in accordance with the provisions of SFAS No. 121. In performing the evaluation, the estimated future undiscounted cash flows associated with the asset was compared to the assets' carrying amount to determine if a write-down to fair value or discounted cash flow value was required. The Company recorded an impairment charge in the fourth quarter of 2001 according to the provisions of SFAS No.121. See note 2 for additional information.

After January 1, 2002, the Company periodically evaluates the carrying value of long-lived assets to be held and used according to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement superseded SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "segment of a business" (as previously defined in that Opinion). The adoption of SFAS No. 144 had no impact on the Company's financial statements in 2002.

Capitalized Software Costs
The Company capitalizes certain computer software acquisition and implementation costs. During the year ended December 31, 2002, $5.3 million of computer software costs were capitalized into construction in progress.

Deferred Financing Costs
The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt as interest expense.

Financial Instruments
The Company enters into futures contracts, forward contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company also occasionally uses interest rate swap agreements to manage interest rate risk. Gains and losses on these financial instruments which effectively hedge exposures are deferred, net of taxes if any, in other comprehensive income and included in income when the underlying transactions occur. The ineffective portion of the gains and losses are recorded currently in the consolidated statement of operations. Gains and losses on certain other financial instruments entered into to mitigate risk which do not qualify for hedge accounting are recognized currently in the consolidated statement of operations. See note 7 for additional information.

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

Stock-Based Compensation
At December 31, 2002, the Company had stock-based compensation plans which are described more fully in note 14. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased for 2002 and 2001 and the Company's net income and basic and diluted net income per share would have been reduced for 2000 to the pro forma amounts which follow (in thousands except per share data):
                                                 2002        2001        2000
                                                 ----        ----        ----
Net income (loss) as reported                  $(16,211)   $(193,552)    $3,491
Less total stock-based employee compensation
expense determined under fair value method for
all awards, net of related tax effects              211          106        498
                                               --------    ---------   --------
Pro forma net income (loss)                    $(16,422)   $(193,658)    $2,993
                                               ========    =========   ========

Basic net income (loss) per share
    As reported                                  $(1.01)     $(11.78)     $0.21
    Pro forma                                     (1.03)      (11.79)      0.18
Diluted net income (loss) per share
    As reported                                  $(1.00)     $(11.78)     $0.21
    Pro forma                                     (1.02)      (11.79)      0.18

Self Insurance
The Company is substantially self-insured for losses related to workers' compensation and health claims. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred based on Company experience and certain actuarial assumptions. Under the terms of the workers' compensation programs, the Company is required to maintain pre-determined amounts of cash security, restricted as to use. At December 31, 2002, $2.9 million of other noncurrent assets on the consolidated balance sheet were so restricted.

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

Recently Issued Accounting Standards
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The Statement addresses financial and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company's results of operations or financial position.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The Statement eliminates Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of Accounting Principles Board Opinion No. 30. In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company's results of operations or financial position.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The Statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not expect the adoption of this Interpretation to have a material impact on the Company's results of operations or financial position.

2.  Asset Impairment Charges
During the fourth quarter of 2001, the Company recorded a non-cash asset impairment charge of $167.3 million or $10.18 per basic and diluted share (before and after tax) related to the impairment of certain property, plant and equipment and goodwill in its aluminum segment. The asset impairment charges resulted from the application of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") which required that long-lived assets, certain intangibles and goodwill held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company undertook the impairment review upon concluding, in the weeks following the tragic events of September 11, that the economic recovery forecast by the Company to restore its aluminum rolling mill operations to profitability in the second half of 2001 would not occur, and that a continuation of poor market conditions would impact the carrying amount of the assets. The estimated fair value of the assets was based on anticipated cash flows of the operations in the Company's aluminum business discounted at a rate commensurate with the risk involved. The $167.3 million impairment charge was composed of $85.4 million of property, plant and equipment write-downs ($1.8 million of net land and improvements, $15.7 million of net building improvements, $59.0 million of net machinery and equipment and $8.9 million of construction in progress) and $81.9 million of goodwill write-downs.

3.  Goodwill
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and amends Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), to exclude from its scope goodwill and intangible assets that are not amortized. SFAS No. 121 was subsequently superseded by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144").

SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer to be amortized but reviewed for impairment annually or more frequently if certain indicators arise, using a two-step approach. SFAS No. 142 was effective January 1, 2002 and the Company was required to complete step one of a transitional impairment test by June 30, 2002 and to complete step two of the transitional impairment test, if step one indicates that the reporting unit's carrying value exceeds its fair value, by December 31, 2002. Any impairment loss resulting from the transitional impairment test was required to be recorded as a cumulative effect of a change in accounting principle in the quarter ended March 31, 2002. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of operations. The net goodwill balances attributable to each of the Company's reporting units were tested for impairment by comparing the fair value of each reporting unit to its carrying value. Fair value was determined by using the valuation technique of calculating the present value of estimated expected future cash flows (using a discount rate commensurate with the risks involved).

Based upon the transitional impairment test performed upon adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of $25.3 million ($13.5 million in its aluminum segment and $11.8 million in its electrical products segment). As required by SFAS No. 142 and previously described, the Company recorded the goodwill write-down as a cumulative effect of a change in accounting principle as of January 1, 2002 and restated the Company's first quarter 2002 financial results.The following displays the changes in the carrying amount of goodwill in each of the Company's reportable segments for the year ended December 31, 2002 (in thousands):

                                                                                  Electrical
                                                                      Aluminum     Products        Total
                                                                      --------    ----------     ---------
Balance December 31, 2001                                             $13,470       $60,729       $74,199
  Goodwill impairment loss as a result of transitional
     Impairment test related to adoption of SFAS No. 142              (13,470)      (11,857)      (25,327)
                                                                      --------     --------      --------
Balance December 31, 2002                                             $     -       $48,872       $48,872
                                                                      ========     ========      ========

The following represents transitional disclosures for the years ending December 31, 2002, 2001 and 2000 relating to goodwill amortization including the goodwill impairment loss which was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002, as required by SFAS No. 142 (in thousands except per share data):

                                                                                       2002          2001         2000
                                                                                       ----          ----         ----
Reported income (loss) before cumulative effect of change in accounting princlpe      $9,116       $(193,552)     $3,491
Cumulative effect of change in accounting principle                                  (25,327)              -           -
                                                                                     -------        --------    --------
   Reported net income (loss)                                                        (16,211)       (193,552)      3,491
Add back: goodwill amortization                                                            -           3,988       4,476
                                                                                     -------        --------    --------
   Adjusted net income (loss)                                                       $(16,211)      $(189,564)    $ 7,967
                                                                                     =======        ========    ========

Basic net income (loss) per share:
   Reported income (loss) before cumulative effect of change in accounting princple   $ 0.57         $(11.78)     $ 0.21
   Cumulative effect of change in accounting principle                                 (1.58)              -           -
                                                                                     -------        --------    --------
       Reported net income (loss)                                                      (1.01)         (11.78)       0.21
   Goodwill amortization                                                                   -            0.24        0.27
                                                                                     -------        --------    --------
       Adjusted net income (loss)                                                     $(1.01)        $(11.54)     $ 0.48
                                                                                     =======        ========    ========

Diluted net income (loss) per share:
   Reported income (loss) before cumulative effect of change in accounting princple   $ 0.57         $(11.78)     $ 0.21
   Cumulative effect of change in accounting principle                                 (1.57)              -           -
                                                                                     -------        --------    --------
       Reported net income (loss)                                                      (1.00)         (11.78)       0.21
   Goodwill amortization                                                                   -            0.24        0.27
                                                                                     -------        --------    --------
       Adjusted net income (loss)                                                     $(1.00)        $(11.54)     $ 0.48
                                                                                     =======        ========    ========

Weighted average shares outstanding
    Basic                                                                             15,994          16,428      16,567
    Diluted                                                                           16,097          16,428      16,573


The Company has no other intangible assets other than the goodwill discussed above.

4.  Receivables Purchase Agreement
On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. The Company services the receivables for a fee in accordance with the receivables purchase agreement. In addition, under the agreement, the receivables are sold with no recourse to the Company and the Company records no discount on the sale of the receivables. During September 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003 and in October 2002, extended the agreement for an additional year ending in September 2004. In addition during September 2001, the Company and the financial institution agreed to reduce the maximum amount which can be outstanding under the agreement to $95.0 million.

At December 31, 2002 and 2001, the Company had outstanding under the agreement $24.0 million and $20.0 million (the minimum that is required under the agreement), respectively, and had $81.2 million and $82.3 million, respectively, of net residual interest in the receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In 2002 and 2001, the Company received gross proceeds of $51.0 million and $38.0 million, respectively, from the sale of receivables and made gross payments of $47.0 million and $87.0 million, respectively, under the agreement.

The Company maintains an allowance for uncollectible accounts based upon the expected collectibility of all consolidated trade accounts receivable, including receivables sold by CFC. The allowance was $1.1 million and $1.2 million at December 31, 2002 and 2001, respectively, and is netted against the net residual interest in the receivables sold in the Company's consolidated financial statements.

Under the terms of the agreement, the Company is required to maintain tangible net worth of $5 million, and to not exceed certain percentages of credit sales for uncollectible accounts, delinquent accounts and sales returns and allowances. Should the Company exceed such limitations, the financial institution has the right to terminate the agreement.

5.  Inventories
Inventories at December 31 consist of the following (in thousands):

                                                  2002             2001
                                                  ----             ----
Raw materials                                   $22,718         $21,203
Work in process                                  46,676          45,830
Finished goods                                   43,780          35,978
Expendable parts and supplies                    14,320          14,223
                                               --------        --------
                                                127,494         117,234
LIFO reserve                                     (2,146)          1,804
                                               --------        --------
                                               $125,348        $119,038
                                               ========        ========

The Company's raw materials, work in process and finished goods inventories are valued using the last-in, first-out (LIFO) accounting method in the Company's aluminum segment and the first-in, first-out (FIFO) and average-cost accounting methods in the Company's electrical products segment. The FIFO accounting method is used throughout the entire Company for valuing its expendable parts and supplies inventory. Inventories of approximately $98.2 million and $87.9 million, included in the above totals (before the LIFO reserve) at December 31, 2002 and 2001, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

During 2001 and 2000, LIFO inventory quantities were reduced, resulting in a partial liquidation of the LIFO bases, the effect of which increased the net loss in 2001 by approximately $0.03 million, which had no effect on the per share amount and increased net income in 2000 by approximately $4.5 million, or $0.27 per share.

6.  Property, Plant and Equipment
Property, plant and equipment and the related accumulated depreciation at December 31 consist of the following (in thousands):

                                                   2002            2001
                                                   ----            ----
Land and improvements                            $17,134         $17,134
Buildings and improvements                        55,244          54,825
Machinery and equipment                          311,823         309,019
Construction in progress                          16,391           7,224
                                                --------        --------
                                                 400,592         388,202
Less accumulated depreciation                    253,624         236,065
                                                --------        --------
Net property, plant and equipment               $146,968        $152,137
                                                ========        ========

Depreciation expense was $21.1 million, $30.1 million and $33.7 million for the years ended 2002, 2001 and 2000, respectively. The net book value of property, plant and equipment was reduced by $85.4 million in 2001 as a result of the asset impairment charges described in note 2.

7.  Financial Instruments and Hedging Activities
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", including Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in net income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS No. 133, gains and losses that represent the effective portion of cash flow hedge transactions are recorded in other comprehensive income. Gains and losses on these instruments that are deferred in other comprehensive income are reclassified into net income as cost of goods sold in the periods when the hedged transactions occur.

The Company enters into futures contracts, forward contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company has designated the futures contracts and forward contracts as cash flow hedges of anticipated aluminum raw material and natural gas requirements, respectively. The Company is exposed to losses in the event of non-performance by the counterparties to these agreements; however, the Company does not anticipate non-performance by the counterparties. Assessments of credit risks with trading partners (brokers) are completed through a review of the broker's ratings with credit rating agencies. However, the Company does not require collateral to support broker transactions. All brokers trading on the London Metal Exchange with U.S. clients are regulated by the Commodity Futures Trading Commission, which requires the brokers to be fully insured against unrealized losses owed to clients. Brokers of natural gas forward contracts are not regulated. At December 31, 2002, credit lines totaling $29.5 million were available at various brokerages used by the Company.

The Company recorded a cumulative-effect-type net gain transition adjustment of $6.6 million in accumulated other comprehensive income to recognize at fair value all derivatives that were designated as cash-flow hedging instruments upon adoption of SFAS No. 133 on January 1, 2001. All of this amount was reclassified from accumulated other comprehensive income into cost of goods sold during 2001. As of December 31, 2002, approximately $0.6 million of the $0.7 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as cost of goods sold over the next twelve months. As of December 31, 2002, the Company held open aluminum and natural gas futures contracts, forward contracts and options having maturity dates extending through December 2004. A net loss of $0.1 million, was recognized in cost of goods sold during both the year ended December 31, 2002 and 2001, representing the amount of the hedges' ineffectiveness.

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

Prior to the adoption of SFAS No. 133, gains, losses and premiums on futures contracts, forward contracts and options which effectively hedged exposures were included in income as a component of the underlying transaction. At December 31, 2000, the Company had open aluminum and natural gas futures contracts, forward contracts and options with a fair value of $105.5 million. The Company had net unrealized gains of $7.0 million as of December 31, 2000 on these open futures contracts, forward contracts and options. Net unrealized gains and losses on open futures contracts, forward contracts and options were recorded in the consolidated balance sheet as accrued liabilities and prepayments and other current assets, respectively. Futures contracts, forward contracts and options were valued at the settlement price on the last business day of the year.

At December 31, 2002, the Company held firm-priced aluminum purchase and sales commitments through December 2004 totaling $7 million and $123 million, respectively. At December 31, 2001, the Company held firm-priced aluminum purchase and sales commitments through 2003 totaling $18 million and $160 million, respectively.

8.  Long-term Debt and Revolving Credit Facility
Long-term debt of the Company at December 31 consisted of the following (in thousands):
                                                2002             2001
                                                ----             ----
Senior subordinated notes                   $125,000         $125,000
Revolving credit facility                          -                -
                                            --------         --------
                                             125,000          125,000
Less current maturities                            -                -
                                            --------         --------
                                            $125,000         $125,000
                                            ========         ========

The Company's $125 million of 10.75% senior subordinated notes are due in 2006. Interest is payable semi-annually on April 1 and October 1 of each year.

The Company has a credit agreement with a syndicate of banks which is led by PNC Bank. During March 2002, the credit agreement was amended ("amended credit agreement") and PNC Bank replaced Bank One Corporation as the administrative agent and several of the banks in the syndicate were replaced with other banks. Prior to March 2002, the credit agreement included a $100 million revolving credit facility, under which the Company had agreed to limit borrowings to $65 million during 2001. The borrowing limitation is currently $30 million under the amended credit agreement. The credit agreement is collateralized by a pledge of all of the outstanding stock of the Company's subsidiaries and substantially all of the Company's assets. Up to $20 million of the revolving credit facility is available for standby and commercial letters of credit. The amended credit agreement extended the revolving credit facility commitment from September 2, 2002 to March 31, 2005.

Borrowings under the credit agreement, as revised in 2002, bear interest at a variable base rate per annum plus up to an additional 2.00% depending on the results of a quarterly financial test as defined in the agreement. In addition, the Company must pay to the lenders under the credit agreement, a quarterly facility fee of 0.750%. The Company must pay a fee ranging from 1.500% to 2.000% per annum on the carrying amount of each outstanding letter of credit. At December 31, 2002 and 2001, standby letters of credit totaling $2.8 million and $0.7 million, respectively, were outstanding under the revolving credit facility.

The credit agreement includes covenants which, among others, relate to leverage, interest coverage, fixed charges, capital expenditures and the payment of dividends.

The Company from time to time uses interest rate swap agreements to effectively convert a portion of its variable interest rates relating to the Company's revolving credit facility and receivables purchase agreement to fixed interest rates. At December 31, 2000, the Company had an interest rate swap agreement in place covering approximately $5 million of the Company's exposure to variable interest rates. The fair value of this interest rate swap agreement at December 31, 2000 was a liability of $0.1 million. The fixed interest rate was 6.87%. The interest rate swap agreement expired in September 2001 and as of December 31, 2002 the Company had no interest rate swap agreements in effect.

Based on estimated market values at December 31, 2002 and 2001, the fair value of the senior subordinated notes was approximately $125 million and $123 million, respectively.

Future aggregate maturities of long-term debt at December 31, 2002 are as follows (in thousands):

2003                                                        $      -
2004                                                               -
2005                                                               -
2006                                                         125,000
2007                                                               -
                                                            --------
     Total                                                  $125,000
                                                            ========

9.  Stockholders' Equity
In July 1999, the Company adopted an Executive Stock Purchase Incentive Program (the "Program") which had been authorized by the Company's stockholders at the Company's annual meeting of stockholders held in April 1999. Under the Program, the Company extended credit to certain key executives to purchase the Company's common stock at fair market value. The loans were collateralized by the shares acquired and were repayable with full-recourse to the executives. The Program provided for the key executives to earn repayment of the notes including interest, based on achieving annual and cumulative performance objectives as set forth by the Management Development and Compensation Committee (the "Committee") of the Board of Directors. During December 2001, the Committee terminated the Program and the Board of Directors, at the recommendation of the Committee, authorized all loans to be repaid with a combination of proceeds from forfeiture by the executives of the collateralized shares and proceeds from application of Program termination payments made by the Company to the executives to cover the deficiency between the loans and the value of the collateralized shares on the date of termination of the Program. In addition, the Program termination payments covered income tax obligations incurred by the executives as a result of the Program termination. For certain of the executives, the Program termination payments used to repay the loans were divided between payments made in December 2001 and payments made in April 2002. A total of 677,000 shares were issued during August 1999 of which no shares were outstanding as of December 31, 2001. The outstanding principal balance of the notes at December 31, 2001 of $1.6 million was classified as a reduction of stockholders' equity and as previously mentioned that remaining outstanding amount was repaid in full in April 2002. The expense relating to the Program was $7.2 million and $4.7 million for the years ended 2001 and 2000, respectively.

10.  Pension Plans
The Company has two defined benefit pension plans covering certain salaried and non-salaried employees. The plan benefits are based primarily on years of service and employees' compensation during employment for all employees not covered under a collective bargaining agreement and; on stated amounts based on job grade and years of service prior to retirement for non-salaried employees covered under a collective bargaining agreement. The plans' assets consist primarily of equity securities, guaranteed investment contracts and fixed income pooled accounts.

The financial status of the plans at December 31 is as follows (in thousands):

                                                    2002          2001
                                                    ----          ----
Change in benefit obligation:
Benefit obligation at beginning of year          $88,424        $84,173
    Service cost                                   2,625          2,548
    Interest cost                                  6,473          6,451
    Actuarial (gain) loss                         10,939          5,565
    Benefits paid                                 (7,693)       (10,313)
                                                 -------       --------
Benefit obligation at end of year                100,768         88,424
                                                 -------       --------

Change in plan assets:
Fair value of plan assets at beginning of year    82,300         86,039
    Actual return on plan assets                  (4,980)           657
    Employer contribution                          2,764          5,917
    Benefits paid                                 (7,693)       (10,313)
                                                 -------       --------
Fair value of plan assets at end of year          72,391         82,300
                                                 -------       --------

Funded status                                    (28,377)        (6,124)
Unrecognized net actuarial (gain) loss            27,563          4,821
Unrecognized net prior service cost (benefit)     (3,289)        (3,307)
Unrecognized net transition obligation (asset)         -             34
                                                 -------       --------
Net amount recognized                            $(4,103)       $(4,576)
                                                 =======       ========

Amounts recognized in the consolidated balance sheet consist of:
    (Accrued) pension cost                      $(26,743)       $(4,576)
    Intangible asset                               1,249              -
    Accumulated other comprehensive income        21,391              -
                                                 -------       --------
Net amount recognized                            $(4,103)       $(4,576)
                                                 =======       ========

Reflected at December 31, 2002 in the Company's consolidated balance sheet is an additional minimum liability relative to its plans which were underfunded in the amount of $22.6 million at December 31, 2002. A corresponding amount is recorded at December 31, 2002 as an intangible asset to the extent it did not exceed unrecognized prior service cost, while the excess was charged to stockholders' equity.

The weighted average assumptions and components of net pension expense for the years ended December 31 are as follows (in thousands except percentages):

                                               2002         2001         2000
                                               ----         ----         ----
Weighted average assumptions:
    Discount rate                              6.75%        7.50%        7.75%
    Expected return on plan assets             8.50         8.75         8.75
    Rate of compensation increase              4.50         4.50         4.50

Components of net pension expense:
    Service cost                             $2,625       $2,548       $2,567
    Interest cost                             6,473        6,451        6,307
    Expected return on plan assets           (6,926)      (7,346)      (7,043)
    Net amortization and deferral               118         (245)        (254)
    Curtailment gain                              -            -       (1,111)
                                            -------       ------      -------
          Net pension expense                $2,290       $1,408         $466
                                            =======       ======      =======

The Company recorded a $1.1 million curtailment gain in one of the plans in 2000 as a result of employee workforce reductions.

The Company's policy for these plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act of 1974.

The Company also contributes to a union sponsored defined benefit multi-employer pension plan for certain of its non-salaried employees. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employers Pension Plan Amendment Act of 1980, imposes certain liabilities upon employers who are contributors to multi-employer plans in the event of the employers' withdrawal from such a plan or upon a termination of such a plan. Management does not intend to take any action that would subject the Company to any such liabilities. The Company's contributions to the multi-employer pension plan were approximately $0.2 million for 2002, 2001 and 2000, respectively.

In addition to the defined benefit pension plans described above, the Company also sponsors defined contribution plans covering certain employees. In one of the plans, the Company matches 25% to 50% of a participant's voluntary contributions (depending on the respective plant's annual earnings performance) up to a maximum of 6% of a participant's compensation. In the other plan, the Company matches 100% of the first 3% of a participant's voluntary contributions to the plan. The Company's contributions to the plans were approximately $1.1 million for 2002 and 2001, respectively, and $1.5 million for 2000.

11.  Postretirement Benefits Other Than Pensions
The Company provides postretirement health care and life insurance benefits to certain employees hired on or before September 1, 1998. The Company accrues the cost of postretirement benefits within the covered employees' active service periods. The financial status of the plan at December 31 is as follows (in thousands):
                                                       2002          2001
                                                       ----          ----
Change in benefit obligation:
Benefit obligation at beginning of year             $53,069        $52,100
    Service cost                                        658            682
    Interest cost                                     3,972          3,852
    Plan amendment                                      124              -
    Actuarial loss (gain)                             6,013            (87)
    Benefits paid                                    (4,106)        (3,478)
                                                    -------        -------
Benefit obligation at end of year                    59,730         53,069
                                                    -------        -------
Change in plan assets:
Fair value of plan assets at beginning of year            -              -
    Actual return on plan assets                          -              -
    Employer contribution                             4,106          3,478
    Benefits paid                                    (4,106)        (3,478)
                                                    -------        -------
Fair value of plan assets at end of year                  -              -
                                                    -------        -------

Funded status                                       (59,730)       (53,069)
Unrecognized net actuarial gain                      (6,117)       (12,448)
Unrecognized net prior service cost (benefit)       (10,823)       (13,905)
                                                    -------        -------
    Prepaid (accrued) postretirement benefit cost  $(76,670)      $(79,422)
                                                    =======        =======

The weighted average assumptions and components of net postretirement benefit expense for the years ended December 31 are as follows (in thousands except percentages):

                                                  2002       2001         2000
                                                  ----       ----         ----
Weighted average assumptions:
    Discount rate                                 6.75%      7.50%        7.75%

Components of net postretirement benefit expense:
    Service cost                                  $658       $682         $763
    Interest cost                                3,972      3,852        3,897
    Amortization of prior service cost (benefit)(2,958)    (2,973)      (3,131)
    Recognized net actuarial gain                 (319)      (576)        (388)
    Curtailment gain                                 -          -       (2,558)
                                                ------     ------      -------
Net postretirement benefit expense (income)     $1,353     $  985      $(1,417)
                                                ======     ======      =======

The Company recorded a $2.6 million curtailment gain in 2000 as a result of employee workforce reductions.

For measurement purposes, the employer cap on the amount paid for retiree medical benefits is assumed to increase with general inflation at 3% per year. At December 31, 2002, the employer cap had not yet been reached. In addition, the health care cost trend rate assumption is projected to increase in 2003 at an annual rate of 10% for retirees under age 65 and 12% for retirees 65 years and older and is assumed to decrease gradually to 5% by 2011 for retirees under age 65 and by 2014 for retirees 65 years and older and remain constant thereafter. If the health care cost trend rate assumption is increased by 1%, the postretirement benefit obligation as of December 31, 2002 and the combined service and interest cost components of postretirement benefit expense for the year then ended would be increased by approximately $1.7 million and $0.1 million, respectively, and if the health care cost trend rate assumption is decreased by 1%, the postretirement benefit obligation as of December 31, 2002 and the combined service and interest cost components of postretirement benefit expense for the year then ended would be decreased by approximately $1.6 million and $0.1 million, respectively.

12.  Income Taxes
The components of income tax expense (benefit) for the years ended December 31 are as follows (in thousands):

                                               2002        2001        2000
                                               ----        ----        ----
Current:
                         Federal            $(2,692)       $ --      $ (234)
                         State and Local        400         200         580
                                            -------       -----      ------
                                             (2,292)        200         346
Deferred:
                         Federal                  -           -           -
                         State and Local          -           -           -
                                            -------       -----      ------
                                            $(2,292)       $200        $346
                                            =======       =====      ======

The Company recorded a $2.7 million favorable adjustment to income tax expense in 2002 to reduce prior years' income tax accruals based in part on a change in tax law in 2002.

Deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                               2002                           2001
                                                               ----                           ----
                                                       Assets      Liabilities       Assets       Liabilities
                                                       ------      -----------       ------       -----------
Inventory                                            $    768         $     -        $   574         $     -
Property, plant and equipment                               -           9,887              -          12,474
Accrued and other liabilities                          10,470               -         10,816               -
Accrued pension costs                                   3,502               -          3,351               -
Accrued postretirement costs                           30,667               -         31,768               -
Net operating loss carryforwards                       28,686               -         34,249               -
AMT credit carryforwards                                6,760               -          6,617               -
Research and development credit carryforwards           3,142               -          1,435               -
Other                                                       -              37            425               -
                                                      -------         -------        -------         -------
           Totals                                     $83,995         $ 9,924        $89,235         $12,474
                                                      -------         -------        -------         -------
Net deferred tax asset                                 74,071               -         76,761               -
Valuation allowance                                   (74,071)              -        (76,761)              -
                                                      -------         -------        -------         -------
           Net deferred taxes                          $    -         $     -        $     -         $     -
                                                      =======         =======        =======         =======

The Company has determined that at December 31, 2002 and 2001, its ability to realize future benefits of net deferred tax assets does not meet the "more likely than not" criteria in Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes".

At December 31, 2002, the Company had net operating loss ("NOL") carryforwards for federal tax purposes of approximately $72 million, which expire in various amounts from 2005 through 2021 and approximately $6.8 million in alternative minimum tax ("AMT") credit carryforwards which do not expire. As a result of the Company's initial public offering during 1995, the Company experienced an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. Consequently, the Company is subject to an annual limitation on the amount of NOL carryforwards that can be used to offset taxable income. The annual limitation is $9.6 million plus certain gains included in taxable income which are attributable to the Company prior to the ownership change. Approximately $45 million of the $72 million of NOL carryforwards mentioned previously are subject to this annual limitation with the remaining amounts having no such annual limitation.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective income tax rate on pre-tax income (loss) excluding the cumulative effect of the change in accounting principle is as follows:

                                                               2002        2001        2000
                                                               ----        ----        ----
Federal statutory income tax rate                              35.0%      (35.0)%      35.0%
Increase (decrease) in tax rate resulting from:
     NOL and AMT credit carryforwards/carrybacks              (64.8)        4.2       (53.0)
     Nondeductible goodwill and other permanent
         differences                                            5.3         0.5        43.0
     Adjustment of prior year accrual                         (12.9)          -       (10.8)
     State income taxes, net of federal income tax benefit      3.8         0.1         8.3
     Foreign sales corporation benefits                           -           -        (8.2)
     Research and development credit carryforwards                -           -        (5.3)
     Asset impairment charges                                     -        30.3           -
                                                              -----       -----       -----
          Effective income tax rate                           (33.6)%       0.1%        9.0%
                                                              =====       =====       =====

No income tax benefit was recognized related to the cumulative effect of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets".

13.  Contingencies
The Company's operations are subject to increasingly stringent environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances and wastes and employee health and safety. These laws can impose joint and several liability for releases or threatened releases of hazardous substances upon statutorily defined parties, including the Company, regardless of fault or the lawfulness of the original activity or disposal. The Company believes it is currently in material compliance with applicable environmental laws and regulations.

Federal and state regulations continue to impose strict emission requirements on the aluminum industry. While the Company believes that current pollution control measures at the emission sources at its facilities meet current requirements, additional measures at some of the Company's facilities may be required to meet future requirements.

The Company has been named as a potentially responsible party at seven federal superfund sites and has completed closure activities at two of the sites for past waste disposal activity associated with closed recycling facilities. At the five other federal superfund sites, the Company is a minor contributor and has satisfied its obligations at all five of the sites for a nominal amount. The Company is also under orders by agencies in two states for environmental remediation at three sites, one of which is currently operating and two of which have been closed. Previously, a trust fund existed to fund the activity at one of the sites that was undergoing closure and was established through contributions from two other parties in exchange for indemnification from further liability. The Company was reimbursed from the trust fund for approved closure and postclosure expenditures incurred at the site. All remaining funds in the trust fund were paid out during 2001 and the trust was closed.

The Company acquired its Lewisport, Kentucky ("Lewisport") rolling mill and an aluminum smelter at Goldendale, Washington ("Goldendale"), from Lockheed Martin in 1985. In connection with the transaction, Lockheed Martin indemnified the Company against expenses relating to environmental matters arising during the period of Lockheed Martin's ownership of those facilities. The aluminum smelter at Goldendale was operated by Lockheed Martin until 1985 and by the Company from 1985 to 1987 when it was sold to Columbia Aluminum Corporation ("Columbia"). Past aluminum smelting activities at Goldendale have resulted in environmental contamination and regulatory involvement. A 1993 Settlement Agreement among the Company, Lockheed Martin and Columbia allocates responsibility for future remediation at 11 sites at the Goldendale smelter. If remediation is required, estimates by outside consultants of the probable aggregate cost to the Company for these sites range from $1.3 million to $7.2 million. The Company had established an accrual for such liabilities of $1.3 million at December 31, 2002 and 2001. The apportionment of responsibility for other sites at Goldendale is left to alternative dispute resolution procedures if and when these locations become the subject of remedial requirements.

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

The Company's aggregate loss contingency accrual for environmental matters was $7.4 million and $8.8 million at December 31, 2002 and 2001, respectively. Of the total reserve, $2.8 million and $2.5 million is included in "accrued liabilities" in the Company's consolidated balance sheets at December 31, 2002 and 2001, respectively, and $4.6 million and $6.3 million is included in "other long-term liabilities" at December 31, 2002 and 2001, respectively.

The Company estimates that the total cost to remediate these environmental matters could be as much as $17 million should all matters be ultimately concluded in a manner least favorable to the Company. While the Company believes the overall accrual is adequate to cover all environmental loss contingencies the Company has determined to be probable and reasonably estimable, it is not possible to predict the amount or timing of cost for future environmental matters which may subsequently be determined. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on the Company's consolidated results of operations or cash flows for the applicable period, the Company believes that such outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

The Company has incurred and will continue to incur capital and operating expenditures for matters relating to environmental control and monitoring. Capital expenditures of the Company for environmental control and monitoring for 2002 and 2001 were $0.9 million and $0.2 million, respectively. All other environmental expenditures of the Company, including remediation expenditures, for 2002, 2001 and 2000 were $1.7 million, $1.9 million and $2.1 million, respectively.

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

14.  Stock Incentives
The Company has stock incentive plans covering certain officers, key employees and directors. The plans provide for the grant of options to purchase common stock, the award of shares of restricted common stock and in the case of non-employee directors, the award of shares of common stock. The total number of shares available under the plans is 1,950,000.

The following summarizes activity under the plans for the years 2000, 2001 and 2002:


                                                          Options                            Restricted Stock
                                        --------------------------------------------------   ----------------
                                                           Range of        Weighted Average
                                          Shares        Exercise Prices     Exercise Price        Shares
                                        -----------     ---------------   -----------------     ---------
Outstanding December 31, 1999               784,000      $8.25 to $20.00        $12.83           147,500
   Granted                                  315,000      $7.44 to $12.84        $12.76                 -
   Exercised                                      -                    -             -                 -
   Forfeited                               (166,500)     $8.25 to $16.75        $12.97           (10,000)
   Stock no longer restricted                     -                    -             -          (125,000)
                                          ---------                                             --------
Outstanding December 31, 2000               932,500      $7.44 to $20.00        $12.78            12,500
   Granted                                  329,000                $4.22         $4.22                 -
   Exercised                                      -                    -             -                 -
   Forfeited                               (192,000)     $4.22 to $16.75        $11.91                 -
   Stock no longer restricted                     -                    -             -           (12,500)
                                          ---------                                             --------
Outstanding December 31, 2001             1,069,500      $4.22 to $20.00        $10.30                 -
   Granted                                  349,000       $4.85 to $7.28         $5.16                 -
   Exercised                                      -                    -             -                 -
   Forfeited                                (53,000)     $4.22 to $16.75        $10.26                 -
                                          ---------                                             --------
Outstanding December 31, 2002             1,365,500      $4.22 to $20.00         $8.99                 -
                                          =========                                             ========
   (Weighted average contractual
     life of 6.9 years)

Exercisable Options:
   December 31, 2000                        273,500      $8.81 to $20.00        $15.32
   December 31, 2001                        348,500      $7.44 to $20.00        $14.81
   December 31, 2002                        575,000      $4.22 to $20.00        $11.84


The following table summarizes information about stock options outstanding at December 31, 2002:

                                             Options                                    Options
                                           Outstanding                                Exercisable
                        -------------------------------------------------   -------------------------------
                                             Weighted
                                             Average          Weighted                          Weighted
      Range of              Number         Contractual        Average           Number          Average
  Exercise Prices        Outstanding           Life        Exercise Price    Exercisable     Exercise Price
  ---------------        -----------       -----------     --------------    -----------     --------------
   $4.22 to $7.44          636,000          8.6 years           $4.75           55,000             $4.51
  $7.45 to $14.00          477,000          6.2 years          $11.17          267,500             $9.86
 $14.01 to $20.00          252,500          4.2 years          $15.55          252,500            $15.55
                         ---------                                             -------
  $4.22 to $20.00        1,365,500          6.9 years           $8.99          575,000            $11.84
                         =========                                             =======

The options are issued at the fair value of the underlying stock on the date of grant and become exercisable three years from the grant date for employees and one year from the grant date for non-employee directors. The options expire ten years after the date of grant. The restricted stock, principally issued in connection with the Company's initial public offering in 1995, vested five years from the date of award. The Company has no restricted stock outstanding at December 31, 2002. The weighted-average fair value of options granted in 2002, 2001 and 2000 was $1.90, $1.48 and $5.76 per share, respectively. Fair value estimates were determined using the Black-Scholes option pricing model with the following weighted average asumptions for 2002, 2001 and 2000:

                                            2002           2001          2000
                                            ----           ----          ----
Risk-free interest rate                     4.41%          5.13%         6.56%
Dividend yield                              3.95%          4.74%         1.58%
Volatility factor                             52%            52%           49%
Expected term of options (in years)            5              5             5

15.  Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                    2002          2001         2000
                                                                                    ----          ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
    Income (loss) before cumulative effect of change in accounting principle      $ 9,116     $(193,552)     $3,491
    Cumulative effect of change in accounting principle                           (25,327)            -           -
                                                                                  -------     ---------      ------
    Net income (loss)                                                            $(16,211)    $(193,552)     $3,491
                                                                                  =======     =========      ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                           15,994        16,428      16,567
                                                                                   ======        ======      ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                           15,994        16,428      16,567
     Plus: dilutive effect of stock options                                           103             -           6
                                                                                   ------        ------      ------
           Adjusted weighted average shares                                        16,097        16,428      16,573
                                                                                   ======        ======      ======

Basic net income (loss) per share:
   Income (loss) before cumulative effect of change in accounting principle        $ 0.57        $(11.78)     $ 0.21
    Cumulative effect of change in accounting principle                             (1.58)             -           -
                                                                                   ------         ------      ------
    Net income (loss)                                                              $(1.01)       $(11.78)     $ 0.21
                                                                                   ======         ======      ======

Diluted net income (loss) per share:
    Income (loss) before cumulative effect of change in accounting principle       $ 0.57        $(11.78)     $ 0.21
    Cumulative effect of change in accounting principle                             (1.57)             -           -
                                                                                   ------         ------      ------
    Net income (loss)                                                              $(1.00)       $(11.78)     $ 0.21
                                                                                   ======        =======      ======

Options to purchase 779,500, 770,500 and 932,500 common shares for the years ended December 31, 2002, 2001 and 2000, respectively, were excluded from the calculations above because the exercise prices on the options were greater than the average market price for the periods.

16.  Lease Commitments
Certain property, plant and equipment are leased under noncancelable leases which provide for minimum rental payments as follows (in thousands):

                      Rental payments     Less sublease          Net rental
                             required     rental income   payments required
                             --------     -------------   -----------------
2003                           $3,834               $89              $3,745
2004                            2,926                30               2,896
2005                            1,537                 -               1,537
2006                            1,024                 -               1,024
2007                              886                 -                 886
2008-2015                       2,903                 -               2,903

Rental expense under cancelable and noncancelable leases for 2002, 2001 and 2000 was $4.2 million, $4.1 million and $3.8 million, respectively. The amount of rental expense for 2002, 2001 and 2000 is net of sublease rental income of $0.09 million, $0.17 million and $0.03 million, respectively.

17. Selected Quarterly Financial Data (unaudited) All amounts are in thousands except per share data.

                                                                              Quarter
                                                             ---------------------------------------------
                                                               1st          2nd         3rd          4th
                                                             --------    --------    --------     --------
2002
----
Net sales                                                    $221,858    $251,728    $253,933     $238,719
Gross profit                                                   10,540      15,684      19,362       21,725
Income (loss) before cumulative effect of
   change in accounting principle                              (4,423)      1,098       6,076        6,365
Net income (loss)                                             (29,750)      1,098       6,076        6,365
Basic and diluted net income (loss) per share:
    Income (loss) before cumulative effect of                   (0.28)       0.07        0.38         0.40
       change in accounting principle
    Net income (loss)                                           (1.86)       0.07        0.38         0.40

2001
----
Net sales                                                    $230,191    $235,505    $249,914     $204,894
Gross profit                                                   10,864      11,308      14,548       10,311
Net income (loss)                                              (6,055)     (4,900)     (1,553)    (181,044)
Basic and diluted net income (loss) per share                   (0.37)      (0.30)      (0.09)      (11.08)


The net income (loss) for the first quarter of 2002 includes the $25.3 million or $1.58 per basic share and $1.57 per diluted share non-cash goodwill impairment charges and the fourth quarter of 2001 includes the $167.3 million or $10.24 per basic and diluted share non-cash asset impairment charges. See note 2 for additional information on the asset impairment charges and note 3 for additional information on the goodwill impairment charges. In addition, net income for the fourth quarter of 2002 was increased by $1.4 million due to an adjustment based on the deferral of certain planned maintenance expenses which had been accrued in previous quarters of 2002.

 18.  Information Concerning Segments
The Company has determined it has two reportable segments: aluminum and electrical products. The aluminum segment manufactures aluminum sheet for distributors and the transportation, construction, and consumer durables end-use markets. The electrical products segment manufactures flexible electrical wiring products for the commercial construction and do-it-yourself markets.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the years 2002, 2001 and 2000. The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments. The operating income (loss) and total assets for 2001 for the aluminum segment include the $167.3 million non-cash asset impairment charges recorded in the fourth quarter of 2001. The $167.3 million non-cash asset impairment charges were all related to the aluminum segment and included $85.4 million of property, plant and equipment write-downs ($1.8 million of net land and improvements, $15.7 million of net building improvements, $59.0 million of net machinery and equipment and $8.9 million of construction in progress) and $81.9 million of goodwill write-downs. Total assets for 2002 include the effects of the 2001 impairment charges and the $25.3 million non-cash goodwill impairment charges ($13.5 million relating to the aluminum segment and $11.8 million relating to the electrical products segment) recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. See note 2 for additional information on the asset impairment charges and note 3 for additional information on the goodwill impairment charges. All amounts in the following table are in thousands.

                                                                        Electrical
                                                           Aluminum      Products       Other        Total
                                                          ----------   -----------    ---------    ----------
2002
----
Net sales to external customers                              $853,849     $112,389    $      -      $966,238
Intersegment net sales                                         26,821            -     (26,821)            -
Operating income (loss)                                        31,707        5,550     (16,923)       20,334
Depreciation                                                   18,891        2,251           -        21,142
Amortization                                                        -            -         984           984
Total assets                                                  336,804       90,467       1,633       428,904
Capital expenditures                                           15,975          346           -        16,321

2001
----
Net sales to external customers                              $801,786     $118,718    $      -      $920,504
Intersegment net sales                                         26,295            -     (26,295)            -
Operating income (loss)                                      (164,153)       5,064     (19,658)     (178,747)
Depreciation                                                   27,853        2,200           -        30,053
Amortization                                                    2,248        1,740       1,288         5,276
Total assets                                                  336,740      100,824       2,068       439,632
Capital expenditures                                            8,797          205           -         9,002

2000
----
Net sales to external customers                              $990,961     $134,181    $      -    $1,125,142
Intersegment net sales                                         27,673            -     (27,673)            -
Operating income (loss)                                        43,321       (3,616)    (17,776)       21,929
Depreciation                                                   31,255        2,428           -        33,683
Amortization                                                    2,736        1,740       1,192         5,668
Total assets                                                  561,782       90,693       2,865       655,340
Capital expenditures                                           18,282          163           -        18,445


19.  Stockholder Protection Rights Plan
During 1996, the Company's Board of Directors adopted a stockholder protection rights plan (the "Plan"). Under the Plan, preferred share purchase rights ("Rights") are issued at the rate of one Right for each share of the Company's common stock. Each Right entitles its holder to purchase one one-hundredth of a share of Preferred Stock at an exercise price of $65, subject to adjustment. Until it is announced that a person or group has acquired 15% or more of the Company's common stock (an "Acquiring Person"), or the tenth business day after a person or group commences a tender offer that, if completed, would result in such person or group owning 15% or more of the Company's common stock, the Rights will be evidenced by the Company's common stock certificates, will automatically trade with the common stock and will not be exercisable. Thereafter, separate Rights certificates will be distributed and each Right will entitle its holder to purchase Participating Preferred Stock having economic and voting terms similar to those of one share of Common Stock for an exercise price of $65.

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

20.  Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $30 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, a combining balance sheet as of December 31, 2002 and 2001 and a statement of operations and statement of cash flows for the years ended December 31, 2002, 2001 and 2000.

                  Combining Balance Sheet at December 31, 2002
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $  13,211   $    --      $    --      $  13,211
          Accounts receivable, net                                          --        286,847        --       (286,781)          66
          Inventories                                                       --        125,348        --           --        125,348
          Net residual interest in receivables sold                         --           --        81,195         --         81,195
          Prepayments and other current assets                               435        6,698        --           --          7,133
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      432,104      81,195     (286,781)     226,953
Property, plant and equipment, net                                          --        146,968        --           --        146,968
Goodwill, net                                                               --         48,872        --           --         48,872
Other noncurrent assets                                                  419,913        4,913        --       (418,715)       6,111
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 420,348    $ 632,857   $  81,195    $(705,496)   $ 428,904
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Accounts payable                                             $ 161,658    $  59,594   $ 125,123    $(286,781)   $  59,594
          Accrued liabilities                                              5,859       23,515        (847)        --         28,527
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 167,517       83,109     124,276     (286,781)      88,121
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          5,183        --           --          5,183
Accrued pension benefits                                                    --         26,743        --           --         26,743
Accrued postretirement benefits                                             --         76,670        --           --         76,670
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         292,517      191,705     124,276     (286,781)     321,717
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            160            1        --             (1)         160
     Additional paid-in capital                                          405,613      486,727       5,000     (491,727)     405,613
     Accumulated deficit                                                (277,942)     (24,932)    (48,081)      73,013     (277,942)
     Accumulated other comprehensive income:
        Minimum pension liability adjustment                                --        (21,391)       --           --        (21,391)
        Effects of cash flow hedges                                         --            747        --           --            747
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                127,831      441,152     (43,081)    (418,715)     107,187
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 420,348    $ 632,857   $  81,195    $(705,496)   $ 428,904
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
                                                                       =========    =========   =========    =========    =========

      Combining Statement of Operations for the year ended December 31, 2002
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 966,238      $    --         $    --         $ 966,238
Cost of goods sold                                              --           898,927           --              --           898,927
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            67,311           --              --            67,311
Selling, general and administrative expenses                     269          46,697             11            --            46,977
Amortization of goodwill                                        --              --             --              --              --
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (269)         20,614            (11)           --            20,334
Other income (expense), net                                   20,845           1,636           --           (20,845)          1,636
Interest income (expense), net                               (13,833)          2,950         (4,263)           --           (15,146)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle                6,743          25,200         (4,274)        (20,845)          6,824
Income tax expense (benefit)                                  (2,373)             81           --              --            (2,292)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                          9,116          25,119         (4,274)        (20,845)          9,116
Cumulative effect of change in accounting principle          (25,327)        (25,327)          --            25,327         (25,327)
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $ (16,211)      $    (208)     $  (4,274)      $   4,482       $ (16,211)
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
                                                           =========       =========      =========       =========       =========

  Combining Statement of Cash Flows for the year ended December 31, 2002
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $(16,211)   $   (208)  $  (4,274)   $  4,482    $(16,211)
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation                                                           --        21,142        --          --        21,142
        Amortization                                                           --           984        --          --           984
        Goodwill impairment charge                                           25,327      25,327        --       (25,327)     25,327
        Loss on disposal of property, plant and equipment                      --           325        --          --           325
        Issuance of common stock in connection with stock awards                170        --          --          --           170
        Equity in undistributed net income of subsidiaries                  (20,845)       --          --        20,845        --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (15,773)       --        15,788          15
             (Increase) in inventories                                         --        (6,310)       --          --        (6,310)
             Decrease in net residual interest in receivables sold             --          --         1,115        --         1,115
             (Increase) in prepayments and other current assets                --        (2,041)       --          --        (2,041)
             Decrease (increase) in other noncurrent assets                     435      (4,037)       --          --        (3,602)
             Increase (decrease) in accounts payable                         12,687       8,901       3,101     (15,788)      8,901
             Increase (decrease) in accrued liabilities                          75        (253)         58        --          (120)
             (Decrease) in other liabilities                                   --        (4,941)       --          --        (4,941)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                    1,638      23,116        --          --        24,754
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --       (16,321)       --          --       (16,321)
   Proceeds from sale of property, plant and equipment                         --            23        --          --            23
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --       (16,298)       --          --       (16,298)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                --        77,270        --          --        77,270
   Repayments of long-term debt                                                --       (77,270)       --          --       (77,270)
   Repayments of notes receivable from sale of common stock                   1,561        --          --          --         1,561
   Cash dividends paid                                                       (3,199)       --          --          --        (3,199)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) financing activities                              (1,638)       --          --          --        (1,638)
                                                                           --------    --------    --------    --------    --------
Net increase in cash and cash equivalents                                      --         6,818        --          --         6,818
Cash and cash equivalents at beginning of period                               --         6,393        --          --         6,393
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $ 13,211    $   --      $   --      $ 13,211
                                                                           ========    ========    ========    ========    ========

 Combining Statement of Cash Flows for the year ended December 31, 2001
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                      $(193,552)  $(172,990)   $ (6,799)   $179,789   $(193,552)
   Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operations:
        Depreciation                                                           --        30,053        --          --        30,053
        Amortization                                                              7       5,269        --          --         5,276
        Asset impairment charges                                               --       167,267        --          --       167,267
        Loss on disposal of property, plant and equipment                      --           364        --          --           364
        Issuance of common stock in connection with stock awards                106        --          --          --           106
        Equity in undistributed net income of subsidiaries                     --       179,789        --      (179,789)       --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (28,898)       --        28,928          30
             Decrease in inventories                                           --        18,647        --          --        18,647
             (Increase) in net residual interest in receivables sold           --          --        (9,943)       --        (9,943)
             Decrease in prepayments and other current assets                   362       7,771        --          --         8,133
             Decrease (increase) in other noncurrent assets                 180,224    (180,546)       --          --          (322)
             Increase (decrease) in accounts payable                         11,587      (2,829)     17,341     (28,928)     (2,829)
             Increase (decrease) in accrued liabilities                         710     (13,635)       (599)       --       (13,524)
             (Decrease) in other liabilities                                   --        (6,472)       --          --        (6,472)
                                                                           --------    --------    --------    --------    --------
                 Net cash (used in) provided by operating activities           (556)      3,790        --          --         3,234
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (9,002)       --          --        (9,002)
   Proceeds from sale of property, plant and equipment                         --            91        --          --            91
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (8,911)       --          --        (8,911)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                --        57,110        --          --        57,110
   Repayments of long-term debt                                                --       (57,110)       --          --       (57,110)
   Repayments of notes receivable from sale of common stock                   3,848        --          --          --         3,848
   Cash dividends paid                                                       (3,292)       --          --          --        (3,292)
                                                                           --------    --------    --------    --------    --------
        Net cash provided by financing activities                               556        --          --          --           556
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --        (5,121)       --          --        (5,121)
Cash and cash equivalents at beginning of period                               --        11,514        --          --        11,514
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $  6,393    $   --      $   --      $  6,393
                                                                           ========    ========    ========    ========    ========

 Combining Statement of Cash Flows for the year ended December 31, 2000
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $  3,491    $ 29,957    $(12,761)   $(17,196)   $  3,491
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation                                                           --        33,683        --          --        33,683
        Amortization                                                             (8)      5,676        --          --         5,668
        Loss on disposal of property, plant and equipment                      --         1,280        --          --         1,280
        Issuance of common stock in connection with stock awards                121        --          --          --           121
        Equity in undistributed net income of subsidiaries                     --       (17,196)       --        17,196        --
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net                172,266    (182,650)       --        10,391           7
             Decrease in inventories                                           --        69,728        --          --        69,728
             (Increase) in net residual interest in receivables sold           --          --       (32,387)       --       (32,387)
             (Increase) decrease in prepayments and other current assets       (170)      2,648        --          --         2,478
             (Increase) decrease in other noncurrent assets                (315,858)    316,284        --          --           426
             Increase (decrease) in accounts payable                        137,384    (216,681)     45,273     (10,391)    (44,415)
             Increase (decrease) in accrued liabilities                       4,661      (2,640)       (125)       --         1,896
             (Decrease) in other liabilities                                   --        (8,992)       --          --        (8,992)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                    1,887      31,097        --          --        32,984
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --       (18,445)       --          --       (18,445)
   Proceeds from sale of property, plant and equipment                         --            50        --          --            50
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --       (18,395)       --          --       (18,395)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   (Decrease) in outstanding checks in excess of deposits                      --        (1,188)       --          --        (1,188)
   Proceeds from long-term debt                                                --        57,100        --          --        57,100
   Repayments of long-term debt                                                --       (57,100)       --          --       (57,100)
   Repayments of notes receivable from sale of common stock                   1,426        --          --          --         1,426
   Cash dividends paid                                                       (3,313)       --          --          --        (3,313)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) financing activities                              (1,887)     (1,188)       --          --        (3,075)
                                                                           --------    --------    --------    --------    --------
Net increase in cash and cash equivalents                                      --        11,514        --          --        11,514
Cash and cash equivalents at beginning of period                               --          --          --          --          --
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $ 11,514    $   --      $   --      $ 11,514
                                                                           ========    ========    ========    ========    ========

21.  EBITDA Calculation
The calculation of EBITDA (earnings before interest, income taxes, depreciation and amortization) for the years ended December 31 is as follows (in thousands):

                                                          2002          2001
                                                          ----          ----
Net income (loss)                                     $(16,211)     $(193,552)
    Add back depreciation                               21,142         30,053
    Add back amortization (1)                                -          3,995
    Add back tax expense or subtract tax benefit        (2,292)           200
    Add back interest expense, net (1)                  15,146         15,512
                                                        ------        -------
        EBITDA including non-cash impairment charges    17,785       (143,792)
    Add back non-cash goodwill impairment charges       25,327              -
    Add back non-cash asset impairment charges               -        167,267
                                                        ------        -------
        EBITDA excluding non-cash impairment charges   $43,112       $ 23,475
                                                        ======        =======

(1) Amortization of financing costs for the years ended December 31, 2002 and 2001 of $984 and $1,281, respectively, is included in interest expense, net instead of in amortization in the above calculation.

                          Commonwealth Industries, Inc.
                         Report of Independent Auditors

Board of Directors and Stockholders
Commonwealth Industries, Inc.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Commonwealth Industries, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         As discussed in note 3 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. As discussed in note 7 to the consolidated financial statements, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133," effective January 1, 2001.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
February 26, 2003

                                                                    Exhibit 21
                                                                    ----------

        Direct and Indirect Subsidiaries of Commonwealth Industries, Inc.


             Name                              Jurisdiction of Incorporation
             ----                              -----------------------------
     Commonwealth Financing Corp. (1)                          Delaware

     CA Lewisport, Inc. (1)                                    Delaware

     Commonwealth Aluminum Sales Corporation (2)               Delaware

     Commonwealth Aluminum Lewisport, LLC (7)                  Delaware

     Commonwealth Aluminum Metals, LLC (6)                     Delaware

     CI Holdings, Inc. (1)                                     Delaware

     Alflex Corporation (3)                                    Delaware

     Alflex E1 LLC (5)                                         Delaware

     Commonwealth Aluminum Concast, Inc. (3)                   Ohio

     Commonwealth Aluminum Tube Enterprises, LLC (4)           Delaware

     Commonwealth Aluminum Corporation (8)                     Delaware
       -------------------------------------------------------------------
         (1)  Subsidiary of Commonwealth Industries, Inc.

         (2)  Subsidiary of CA Lewisport, Inc.

         (3)  Subsidiary of CI Holdings, Inc.

         (4) Limited Liability Company 100% owned by Commonwealth Aluminum Concast, Inc.

         (5)  Limited Liability Company 100% owned by Alflex Corporation.

         (6) Limited Liability Company 100% owned by Commonwealth Aluminum Lewisport, LLC.

         (7) Limited Liability Company 73% owned by CA Lewisport, Inc. and 27% owned by Commonwealth Aluminum Corporation.

         (8)  Subsidiary of Commonwealth Aluminum Concast, Inc.

                                                                Exhibit 23
                                                                ----------

                       Consent of Independent Accountants

         We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (File No's. 333-81055, 333-29363, 333-19383, 33-91364
and 33-90292) of Commonwealth Industries, Inc. and subsidiaries of our report dated February 26, 2003 relating to the consolidated financial statements, which appears in the Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 26, 2003 relating to the consolidated financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
March 25, 2003