Form 10-Q
period 2003-03-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 2003-05-08
CIK 934747

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No
|-|
         The registrant had 16,010,971 shares of common stock outstanding at May 1, 2003.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2003

                                      INDEX

                         Part I - Financial Information


Item 1.   Financial Statements (unaudited)                          Page Number
                                                                    -----------

          Condensed Consolidated Balance Sheet as of March 31, 2003
          and December 31, 2002                                         3

          Condensed Consolidated Statement of Operations for the three
          months ended March 31, 2003 and 2002                          4

          Condensed Consolidated Statement of Comprehensive Income
          for the three months ended March 31, 2003 and 2002            5

          Condensed Consolidated Statement of Cash Flows for the three
          months ended March 31, 2003 and 2002                          6

          Notes to Condensed Consolidated Financial Statements          7-16

Item 2.   Management's Discussion and Analysis of Financial Condition   17-22
           and Results of Operations

Item 4.   Controls and Procedures                                       22

                           Part II - Other Information

Item 1.   Legal Proceedings                                             23

Item 4.   Submission of Matters to a Vote of Security Holders           23

Item 6.   Exhibits and Reports on Form 8-K                              23

Signatures                                                              24

Certifications                                                          25-26

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                       March 31,                December 31,
                                                                         2003                       2002
                                                                     --------------           -----------------
Assets
Current assets:
     Cash and cash equivalents                                           $       -                   $  13,211
     Accounts receivable, net                                                  209                          66
     Inventories                                                           140,555                     125,348
     Net residual interest in receivables sold                              59,995                      81,195
     Prepayments and other current assets                                    7,423                       7,133
                                                                     --------------           -----------------
          Total current assets                                             208,182                     226,953
Property, plant and equipment, net                                         146,408                     146,968
Goodwill, net                                                               48,872                      48,872
Other noncurrent assets                                                      5,867                       6,111
                                                                     --------------           -----------------
          Total assets                                                   $ 409,329                   $ 428,904
                                                                     ==============           =================

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                            $     418                   $       -
     Accounts payable                                                       45,833                      59,594
     Accrued liabilities                                                    28,225                      28,527
                                                                     --------------           -----------------
          Total current liabilities                                         74,476                      88,121
Long-term debt                                                             125,000                     125,000
Other long-term liabilities                                                  5,076                       5,183
Accrued pension benefits                                                    28,136                      26,743
Accrued postretirement benefits                                             76,075                      76,670
                                                                     --------------           -----------------
          Total liabilities                                                308,763                     321,717
                                                                     --------------           -----------------

Commitments and contingencies                                                    -                           -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,010,971 and 15,997,651 shares outstanding at
          March 31, 2003 and December 31, 2002, respectively                   160                         160
     Additional paid-in capital                                            405,703                     405,613
     Accumulated deficit                                                  (285,236)                   (277,942)
     Accumulated other comprehensive income:
          Minimum pension liability adjustment                             (21,391)                    (21,391)
          Effects of cash flow hedges                                        1,330                         747
                                                                     --------------           -----------------
            Total stockholders' equity                                     100,566                     107,187
                                                                     --------------           -----------------
            Total liabilities and stockholders' equity                   $ 409,329                   $ 428,904
                                                                     ==============           =================

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands except per share data)

                                                            Three months ended March 31,
                                                       -------------------------------------
                                                           2003                   2002
                                                       -------------          --------------
Net sales                                                 $ 211,968               $ 221,858
Cost of goods sold                                          202,650                 211,318
                                                       -------------          --------------
     Gross profit                                             9,318                  10,540
Selling, general and administrative expenses                 12,524                  11,260
                                                       -------------          --------------
     Operating income (loss)                                 (3,206)                   (720)
Other income (expense), net                                     494                     273
Interest expense, net                                        (3,701)                 (3,851)
                                                       -------------          --------------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle              (6,413)                 (4,298)
Income tax expense                                               80                     125
                                                       -------------          --------------
     Income (loss) before cumulative effect of
       change in accounting principle                        (6,493)                 (4,423)
Cumulative effect of change in accounting principle               -                 (25,327)
                                                       -------------          --------------
     Net income (loss)                                     $ (6,493)              $ (29,750)
                                                       =============          ==============

Basic and diluted net income (loss) per share:
     Income (loss) before cumulative effect of
       change in accounting principle                       $ (0.41)                $ (0.28)
     Cumulative effect of change in accounting principle          -                   (1.58)
                                                       -------------          --------------
     Net income (loss)                                      $ (0.41)                $ (1.86)
                                                       =============          ==============

Weighted average shares outstanding
     Basic                                                   16,011                  15,984
     Diluted                                                 16,011                  15,984

Dividends paid per share                                     $ 0.05                  $ 0.05

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
         Condensed Consolidated Statement of Comprehensive Income (Loss)
                                 (in thousands)

                                                                              Three months ended March 31,
                                                                             -----------------------------
                                                                                  2003            2002
                                                                             ------------    -------------
Net income (loss)                                                              $ (6,493)       $ (29,750)
Other comprehensive income, net of tax:
     Minimum pension liability adjustment                                             -                -
     Net change related to cash flow hedges:
         Increase (decrease) in fair value of cash flow hedges                    3,276            6,236
         Reclassification adjustment for (gains) losses included in net income   (2,693)           1,910
                                                                             ------------    -------------
              Net change related to cash flow hedges                                583            8,146
                                                                             ------------    -------------
Comprehensive income (loss)                                                    $ (5,910)       $ (21,604)
                                                                             ============    =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                             Three months ended March 31,
                                                                            -----------------------------
                                                                              2003               2002
                                                                            ----------         ----------
Cash flows from operating activities:
   Net income (loss)                                                          $(6,493)          $(29,750)
   Adjustments to reconcile net income (loss) to net cash provided by operations:
        Depreciation                                                            5,143              5,315
        Amortization                                                              222                319
        Goodwill impairment charges                                                 -             25,327
        Loss on disposal of property, plant and equipment                          12                  2
        Issuance of common stock in connection with stock awards                   90                 75
        Changes in assets and liabilities:
             (Increase) in accounts receivable, net                              (143)              (148)
             (Increase) in inventories                                        (15,207)            (8,563)
             Decrease (increase) in net residual interest in receivables sold  21,200             (4,188)
             (Increase) decrease in prepayments and other current assets       (1,011)             1,058
             Decrease (increase) in other noncurrent assets                        22               (697)
             (Decrease) increase in accounts payable                          (13,761)             8,573
             Increase in accrued liabilities                                    1,002              5,114
             Increase (decrease) in other liabilities                             691             (1,374)
                                                                            ----------         ----------
                 Net cash (used in) provided by operating activities           (8,233)             1,063
                                                                            ----------         ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  (4,598)            (1,429)
   Proceeds from sale of property, plant and equipment                              3                  -
                                                                            ----------         ----------
        Net cash (used in) investing activities                                (4,595)            (1,429)
                                                                            ----------         ----------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                           418                  -
   Proceeds from long-term debt                                                33,707             34,000
   Repayments of long-term debt                                               (33,707)           (34,000)
   Cash dividends paid                                                           (801)              (799)
                                                                            ----------         ----------
        Net cash (used in) financing activities                                  (383)              (799)
                                                                            ----------         ----------
Net (decrease) in cash and cash equivalents                                   (13,211)            (1,165)
Cash and cash equivalents at beginning of period                               13,211              6,393
                                                                            ----------         ----------
Cash and cash equivalents at end of period                                    $     -           $  5,228
                                                                            ==========         ==========
Supplemental disclosures:
    Interest paid                                                             $   215           $    212
    Income taxes paid (refunds received)                                           78               (681)

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

2. Stock-Based Compensation
At March 31, 2003, the Company had stock-based compensation plans which are described more fully in note 14 to the consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 2002. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased for the three months ended March 31, 2003 and 2002 to the pro forma amounts which follow (in thousands except per share data):

                                                            Three months ended
                                                                March 31,
                                                           2003           2002
                                                           ----           ----
Net income (loss) as reported                            $(6,493)      $(29,750)
Less total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects                                           80             71
                                                        --------      ---------
Pro forma net income (loss)                              $(6,573)      $(29,821)
                                                        ========      =========

Basic net income (loss) per share
    As reported                                           $(0.41)        $(1.86)
    Pro forma                                              (0.41)         (1.87)
Diluted net income (loss) per share
    As reported                                           $(0.41)        $(1.86)
    Pro forma                                              (0.41)         (1.87)

3.  Receivables Purchase Agreement
On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. The Company services the receivables for a fee in accordance with the receivables purchase agreement. In addition, under the agreement, the receivables are sold with no recourse to the Company and the Company records no discount on the sale of the receivables. During September 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003 and in October 2002, extended the agreement for an additional year ending in September 2004. In addition during September 2001, the Company and the financial institution agreed to reduce the maximum amount which can be outstanding under the agreement to $95.0 million. At March 31, 2003 and 2002, the Company had outstanding under the agreement $55.0 million and $47.0 million, respectively, and had $60.0 million and $86.5 million, respectively, of net residual interest in the receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first three months of 2003 and 2002, the Company received gross proceeds of $42.0 million and $27.0 million, respectively, from the sale of receivables and made gross payments of $11.0 million in the first three months of 2003 under the agreement. The Company made no gross payments in the first three months of 2002.

4. Inventories
Inventories consist of the following (in thousands):

                                        March 31, 2003        December 31, 2002
                                        --------------        -----------------
Raw materials                           $   25,807                $   22,718
Work in process                             49,804                    46,676
Finished goods                              55,894                    43,780
Expendable parts and supplies               14,591                    14,320
                                        ----------               -----------
                                           146,096                   127,494
LIFO reserve                                (5,541)                   (2,146)
                                        ----------               -----------
                                         $ 140,555                 $ 125,348
                                        ==========               ===========

The Company's raw materials, work in process and finished goods inventories are valued using the last-in, first-out (LIFO) accounting method in the Company's aluminum segment and the first-in, first-out (FIFO) and average-cost accounting methods in the Company's electrical products segment. The FIFO accounting method is used throughout the entire Company for valuing its expendable parts and supplies inventory. Inventories of approximately $116.3 million and $98.2 million, included in the above totals (before the LIFO reserve) at March 31, 2003 and December 31, 2002, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

5. Provision for Income Taxes
The Company recognized income tax expense of $0.1 million for both the three months ended March 31, 2003 and 2002.

6. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                    Three months ended
                                                                                         March 31,
                                                                                      2003        2002
                                                                                      ----        ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) before cumulative effect of change in accounting principle       $(6,493)    $ (4,423)
     Cumulative effect of change in accounting principle                                  -      (25,327)
                                                                                    --------    --------
     Net income (loss)                                                              $(6,493)    $(29,750)
                                                                                    ========    ========

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                             16,011       15,984
                                                                                     ======       ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                             16,011       15,984
     Plus: dilutive effect of stock options                                               -            -
                                                                                     ------       ------
           Adjusted weighted average shares                                          16,011       15,984
                                                                                     ======       ======

Basic and diluted per share data:
     Income (loss) before cumulative effect of change in accounting principle        $(0.41)      $(0.28)
     Cumulative effect of change in accounting principle                                  -        (1.58)
                                                                                     ------       ------
     Net income (loss)                                                               $(0.41)      $(1.86)
                                                                                     ======       ======

Options to purchase 583,000 and 600,000 common shares, which equate to 77,089 and 85,025 incremental common equivalent shares, were excluded from the calculation above for the three months ended March 31, 2003 and 2002, respectively, as their effect would have been antidilutive. In addition, options to purchase 1,113,000 and 755,000 common shares for the three months ended March
31, 2003 and 2002, respectively, were excluded from the calculations above because the exercise prices on the options were greater than the average market price for the periods.


7. Financial Instruments and Hedging Activities
The Company enters into futures contracts, forward contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company has designated the futures contracts and forward contracts as cash flow hedges of anticipated aluminum raw material and natural gas requirements, respectively.

As of March 31, 2003, the Company had $1.3 million of deferred net gains recorded in accumulated other comprehensive income. Over the next twelve months, approximately $1.6 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as a reduction of cost of goods sold. As of March 31, 2003, the Company held open aluminum and natural gas futures and forward contracts having maturity dates extending through December 2005. A net loss of $0.2 million and $0.1 million was recognized in cost of goods sold during the three months ended March 31, 2003 and 2002, respectively, representing the amount of the hedges' ineffectiveness.

8.  Goodwill
Effective January 1, 2002, the Company adopted Statement of Financial
Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets" and amends Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), to exclude from its scope goodwill and intangible assets that are not amortized. SFAS No. 121 was subsequently superseded by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144").

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

Based upon the transitional impairment test performed upon adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of $25.3 million ($13.5 million in its aluminum segment and $11.8 million in its electrical products segment). As required by SFAS No. 142 and previously described, the Company recorded the goodwill write-down as a cumulative effect of a change in accounting principle as of January 1, 2002 and restated the Company's first quarter 2002 financial results. The following displays the changes in the carrying amount of goodwill in each of the Company's reportable segments for the three months ended March 31, 2002 (in thousands). There have been no further changes in the carrying amount of goodwill since March 31, 2002:

                                                                                  Electrical
                                                                   Aluminum        Products       Total
                                                                   --------       ----------     --------
Balance December 31, 2001                                             $13,470       $60,729      $74,199
  Goodwill impairment loss as a result of transitional
     impairment test related to adoption of SFAS No. 142              (13,470)      (11,857)     (25,327)
                                                                      -------       -------      -------
Balance March 31, 2002                                                $     -       $48,872      $48,872
                                                                      =======       =======      =======

The Company has no other intangible assets other than the goodwill discussed above.

9.  Information Concerning Business Segments
The Company has determined it has two reportable segments: aluminum and electrical products. The aluminum segment manufactures aluminum sheet for distributors and the transportation, construction, and consumer durables end-use markets. The electrical products segment manufactures flexible electrical wiring products for the commercial construction and do-it-yourself markets.

The accounting policies of the reportable segments are the same as those described in note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in the Company's annual report to stockholders for the year ended December 31, 2002. All intersegment sales prices are market based. The Company evaluates the performance of its operating segments based upon operating income.

The Company's reportable segments are strategic businesses that offer different products to different customer groups. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2003 and 2002. The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments. Certain expenses and assets relating to information technology which prior to the first quarter of 2003 had been allocated to reportable segments are no longer being allocated. Prior period amounts have been reclassified to conform with current classifications.

                                                                       Electrical
                                                          Aluminum      Products       Other        Total
                                                          --------     ----------    ----------   ----------
Three months ended March 31, 2003
---------------------------------
Net sales to external customers                              $187,286      $24,682      $    --      $211,968
Intersegment net sales                                          5,647           --       (5,647)           --
Operating income (loss)                                         4,454       (1,019)      (6,641)       (3,206)
Depreciation                                                    4,584          559           --         5,143
Amortization                                                       --           --          222           222
Total assets                                                  315,242       85,245        8,842       409,329
Capital expenditures                                            2,559            2        2,037         4,598

Three months ended March 31, 2002
---------------------------------
Net sales to external customers                              $192,958      $28,900      $    --      $221,858
Intersegment net sales                                          7,233           --       (7,233)           --
Operating income (loss)                                         2,214        1,963       (4,897)         (720)
Depreciation                                                    4,745          570           --         5,315
Amortization                                                       --           --          319           319
Total assets                                                  332,129       87,383        1,959       421,471
Capital expenditures                                            1,196          233           --         1,429


10. Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $30 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, a combining balance sheet as of March 31, 2003 and December 31, 2002 and a statement of operations and statement of cash flows for the three months ended March 31, 2003 and 2002.

                  Combining Balance Sheet at March 31, 2003
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $    --     $    --      $    --      $    --
          Accounts receivable, net                                          --        267,179        --       (266,970)         209
          Inventories                                                       --        140,555        --           --        140,555
          Net residual interest in receivables sold                         --           --        59,995         --         59,995
          Prepayments and other current assets                               435        6,988        --           --          7,423
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      414,722      59,995     (266,970)     208,182
Property, plant and equipment, net                                          --        146,408        --           --        146,408
Goodwill, net                                                               --         48,872        --           --         48,872
Other noncurrent assets                                                  416,907        4,778        --       (415,818)       5,867
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 417,342    $ 614,780   $  59,995    $(682,788)   $ 409,329
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Outstanding checks in excess of deposits                     $    --      $     418   $    --      $    --      $     418
          Accounts payable                                               162,405       45,833     104,565     (266,970)      45,833
          Accrued liabilities                                              9,310       19,696        (781)        --         28,225
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 171,715       65,947     103,784     (266,970)      74,476
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          5,076        --           --          5,076
Accrued pension benefits                                                    --         28,136        --           --         28,136
Accrued postretirement benefits                                             --         76,075        --           --         76,075
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         296,715      175,234     103,784     (266,970)     308,763
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            160            1        --             (1)         160
     Additional paid-in capital                                          405,703      486,727       5,000     (491,727)     405,703
     Accumulated deficit                                                (285,236)     (27,121)    (48,789)      75,910     (285,236)
     Accumulated other comprehensive income:
        Minimum pension liability adjustment                                --        (21,391)       --           --        (21,391)
        Effects of cash flow hedges                                         --          1,330        --           --          1,330
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                120,627      439,546     (43,789)    (415,818)     100,566
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 417,342    $ 614,780   $  59,995    $(682,788)   $ 409,329
                                                                       =========    =========   =========    =========    =========

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
                                                                       =========    =========   =========    =========    =========

   Combining Statement of Operations for the three months ended March 31, 2003
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 211,968      $    --         $    --         $ 211,968
Cost of goods sold                                              --           202,650           --              --           202,650
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --             9,318           --              --             9,318
Selling, general and administrative expenses                     128          12,396           --              --            12,524
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (128)         (3,078)          --              --            (3,206)
Other income (expense), net                                   (2,897)            494           --             2,897             494
Interest income (expense), net                                (3,468)            475           (708)           --            (3,701)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle               (6,493)         (2,109)          (708)          2,897          (6,413)
Income tax expense                                              --                80           --              --                80
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                         (6,493)         (2,189)          (708)          2,897          (6,493)
Cumulative effect of change in accounting principle             --              --             --              --              --
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (6,493)      $  (2,189)     $    (708)      $   2,897       $  (6,493)
                                                           =========       =========      =========       =========       =========

   Combining Statement of Operations for the three months ended March 31, 2002
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 221,858      $    --         $    --         $ 221,858
Cost of goods sold                                              --           211,318           --              --           211,318
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            10,540           --              --            10,540
Selling, general and administrative expenses                     116          11,144           --              --            11,260
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (116)           (604)          --              --              (720)
Other income (expense), net                                     (841)            273           --               841             273
Interest income (expense), net                                (3,466)            548           (933)           --            (3,851)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle               (4,423)            217           (933)            841          (4,298)
Income tax expense                                              --               125           --              --               125
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                         (4,423)             92           (933)            841          (4,423)
Cumulative effect of change in accounting principle          (25,327)        (25,327)          --            25,327         (25,327)
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $ (29,750)      $ (25,235)     $    (933)      $  26,168       $ (29,750)
                                                           =========       =========      =========       =========       =========

   Combining Statement of Cash Flows for the three months ended March 31, 2003
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $ (6,493)   $ (2,189)  $    (708)   $  2,897    $ (6,493)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operations:
        Depreciation                                                           --         5,143        --          --         5,143
        Amortization                                                           --           222        --          --           222
        Loss on disposal of property, plant and equipment                      --            12        --          --            12
        Issuance of common stock in connection with stock awards                 90        --          --          --            90
        Equity in undistributed net income of subsidiaries                    2,897        --          --        (2,897)        --
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net                   --        19,668        --       (19,811)       (143)
             (Increase) in inventories                                         --       (15,207)       --          --       (15,207)
             Decrease in net residual interest in receivables sold             --          --        21,200        --        21,200
             (Increase) in prepayments and other current assets                --        (1,011)       --          --        (1,011)
             Decrease (increase) in other noncurrent assets                     109         (87)       --          --            22
             Increase (decrease) in accounts payable                            747     (13,761)    (20,558)     19,811     (13,761)
             Increase (decrease) in accrued liabilities                       3,451      (2,515)         66        --         1,002
             Increase in other liabilities                                     --           691        --          --           691
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by (used in) operating activities            801      (9,034)       --          --        (8,233)
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (4,598)       --          --        (4,598)
   Proceeds from sale of property, plant and equipment                         --             3        --          --             3
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (4,595)       --          --        (4,595)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                        --           418        --          --           418
   Proceeds from long-term debt                                                --        33,707        --          --        33,707
   Repayments of long-term debt                                                --       (33,707)       --          --       (33,707)
   Cash dividends paid                                                         (801)       --          --          --          (801)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) provided by financing activities                    (801)        418        --          --          (383)
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --       (13,211)       --          --       (13,211)
Cash and cash equivalents at beginning of period                               --        13,211        --          --        13,211
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $   --      $   --      $   --      $   --
                                                                           ========    ========    ========    ========    ========

   Combining Statement of Cash Flows for the three months ended March 31, 2002
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $(29,750)   $(25,235)  $    (933)   $ 26,168    $(29,750)
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation                                                           --         5,315        --          --         5,315
        Amortization                                                           --           319        --          --           319
        Goodwill impairment charge                                           25,327      25,327        --       (25,327)     25,327
        Loss on disposal of property, plant and equipment                      --             2        --          --             2
        Issuance of common stock in connection with stock awards                 75        --          --          --            75
        Equity in undistributed net income of subsidiaries                      841        --          --          (841)       --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --        (5,349)       --         5,201        (148)
             (Increase) in inventories                                         --        (8,563)       --          --        (8,563)
             (Increase) in net residual interest in receivables sold           --          --        (4,188)       --        (4,188)
             Decrease in prepayments and other current assets                  --         1,058        --          --         1,058
             Decrease (increase) in other noncurrent assets                     109        (806)       --          --          (697)
             Increase (decrease) in accounts payable                            321       8,573       4,880      (5,201)      8,573
             Increase in accrued liabilities                                  3,876         997         241        --         5,114
             (Decrease) in other liabilities                                   --        (1,374)       --          --        (1,374)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                      799         264        --          --         1,063
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (1,429)       --          --        (1,429)
   Proceeds from sale of property, plant and equipment                         --          --          --          --          --
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (1,429)       --          --        (1,429)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                --        34,000        --          --        34,000
   Repayments of long-term debt                                                --       (34,000)       --          --       (34,000)
   Cash dividends paid                                                         (799)       --          --          --          (799)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) financing activities                                (799)       --          --          --          (799)
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --        (1,165)       --          --        (1,165)
Cash and cash equivalents at beginning of period                               --         6,393        --          --         6,393
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $  5,228    $   --      $   --      $  5,228
                                                                           ========    ========    ========    ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in item 1 of this report in addition to the consolidated financial statements of the Company and the notes thereto included in the Company's annual report to stockholders for the year ended December 31, 2002, including note 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Application of Critical Accounting Policies" in this section for further information. The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of global economic conditions, the ability to achieve the level of cost savings or productivity improvements anticipated by management, the effect (including possible increases in the cost of doing business) resulting from war and terrorist activities or political uncertainties, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, capacity and supply constraints or difficulties, the success of the Company in implementing its business strategy, and other risks as detailed in the Company's various Securities and Exchange Commission filings.

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

During the first quarter of 2003, shipments of the Company's aluminum sheet products decreased by 12% from the first quarter of 2002 due to weakness in certain markets, particularly for welded aluminum tube. The decline in aluminum shipments also reflected planned equipment downtime for maintenance and capital improvement outages during the first quarter of 2003. Despite the decreased aluminum shipments, material margins for the first quarter of 2003 were higher than the first quarter of 2002 primarily due to selling price increases which went into effect during the first quarter of 2003, a strategic decision to increase the volume of product available for spot sales plus the decision to actively pursue new markets offering higher margin opportunities than the Company's traditional markets.

Demand for the Company's electrical products decreased during the first quarter of 2003. Shipments were down 9% compared to the first quarter of 2002 reflecting continued weakness in key markets in the electrical products sector, particularly commercial construction. Material margins for the first quarter of 2003 decreased 10% from the first quarter of 2002 and were down 13% from the fourth quarter of 2002. The increase in manufacturing costs per foot in the first quarter of 2003 compared to the first quarter of 2002 due to lower volumes combined with lower net selling prices due to the competitive price environment contributed to the decrease in material margins for the first quarter of 2003 versus the first quarter of 2002.

During the second quarter of 2002, the Company completed its transitional test of goodwill upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Pursuant to this test, the Company recorded a charge of $25.3 million or $1.58 per diluted share (before and after tax), as a cumulative effect of a change in accounting principle, to reflect the impairment of goodwill on the balance sheet as of January 1, 2002. The Company's restated net loss for the first quarter of 2002, giving effect to the change in accounting principle, was $29.8 million or $1.86 per diluted share. See the caption entitled "Cumulative effect of change in accounting principle" in the following section and note 8 to the condensed consolidated financial statements for additional information.

Application of Critical Accounting Policies
The Company's discussion and analysis of financial condition and results of operation is based upon the Company's condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most critical accounting policies require the use of estimates relating to the valuation of property, plant and equipment and goodwill, assumptions for computing pension and postretirement benefits obligations, allowance for uncollectible accounts receivable, assumptions for computing workers'compensation liabilities and environmental liabilities. See the caption entitled "Application of Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's annual report to stockholders for the year ended December 31, 2002 for additional information.

Results of Operations for the three months ended March 31, 2003 and 2002 Net Sales. Net sales for the quarter ended March 31, 2003, decreased 4% to $212.0 million (including $24.7 million from Alflex) from $221.9 million (including $28.9 million from Alflex) for the same period in 2002. The decrease is due to the combined effect of lower aluminum and electrical product shipments and lower net selling prices of electrical products which more than offset an increase in net selling prices of aluminum products. As mentioned previously, the decreased aluminum shipments were primarily due to weakness in certain markets, particularly for welded aluminum tube. Unit sales volume of aluminum decreased 12% to 183.7 million pounds for the first quarter of 2003 from 209.5 million pounds for the first quarter of 2002. Alflex unit sales volume was 114.9 million feet for the first quarter of 2003 versus 126.0 million feet for the comparable period in 2002, a decline of 9%. As mentioned previously, the decrease was primarily due to continued weakness in key markets in the electrical products sector, particularly commercial construction.

Gross Profit. Gross profit for the quarter ended March 31, 2003, decreased to $9.3 million (4.4% of net sales) from $10.5 million (4.8% of net sales) for the same period in 2002. This decrease was related entirely to Alflex as lower material margins due to increased unit manufacturing costs combined with lower net selling prices reduced Alflex's gross profit and more than offset the Aluminum business's increase in gross profit. Despite lower net sales, the Aluminum business's gross profit for the first quarter of 2003 was higher than the first quarter of 2002 reflecting improved material margins due to the factors mentioned previously.

Operating Income. The Company had an operating loss of $3.2 million for the first quarter of 2003 compared with an operating loss of $0.7 million for the first quarter of 2002. The increase in the operating loss was related primarily to the combined effect of Alflex which had an operating loss of $1.0 million in the first quarter of 2003 compared to operating income of $2.0 million in the first quarter of 2002 and an increase in selling, general and administrative which more than offset the increase in operating income of the Aluminum business. The changes in the operating income of Alflex and the Aluminum business were primarily due to the factors described in the gross profit section in the preceding paragraph. Selling, general and administrative expenses during the first quarter of 2003 were $12.5 million, compared with $11.3 million for the same period in 2002. The increase in selling, general and administrative expenses is primarily due to professional service costs associated with the Company's project to upgrade its information technology systems.

Cumulative Effect of Change in Accounting Principle. A non-cash goodwill impairment charge of $25.3 million was recorded as a cumulative effect of change in accounting principle as of January 1, 2002 under SFAS No.142. See note 8 to the condensed consolidated financial statements for additional information.

Net Income (Loss). The Company had a net loss of $6.5 million for the quarter ended March 31, 2003, compared to a net loss of $29.8 million for the same period in 2002. Interest expense was $3.7 million for the quarter ended March 31, 2003, compared to $3.9 million recorded in the first quarter of 2002. The decrease was primarily due to a reduction in interest rates under the Company's receivables purchase agreement which more than offset the combined effect of an increase in amounts outstanding under the agreement and a reduction in investment interest income. There was income tax expense of $0.1 million in both the first quarter of 2003 and 2002.

Off-Balance Sheet Arrangement
During 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003 and in October 2002 extended the agreement for an additional year ending in September 2004. In addition during September 2001, the Company and the financial institution agreed to reduce the size of the facility to $95.0 million. At March 31, 2003 and 2002, the Company had outstanding under the agreement $55.0 million and $47.0 million, respectively, and had $60.0 million and $86.5 million, respectively, of net residual interest in receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the three months ended March 31, 2003 and 2002, the Company received gross proceeds of $42.0 million and $27.0 million, respectively, from the sale of receivables and made gross payments of $11.0 million in the three months ended March 31, 2003 under the agreement. The Company made no gross payments in the first three months of 2002. Under the terms of the agreement, the Company is required to maintain tangible net worth of $5 million, and to not exceed certain percentages of credit sales for uncollectible accounts, delinquent accounts and sales returns and allowances. Should the Company exceed such limitations, the financial institution has the right to terminate the agreement.

Liquidity and Capital Resources

The Company's operations used cash flows of $8.2 million for the three months ended March 31, 2003 compared to providing cash flows of $1.1 million in the three months ended March 31, 2002. Working capital increased to $133.7 million at March 31, 2003 from $126.6 million at March 31, 2002.

Capital expenditures were $4.6 million during the quarter ended March 31, 2003 compared to $1.4 million during the three months ended March 31, 2002. At March 31, 2003, the Company had commitments of $7.8 million for the purchase or construction of capital assets. Total capital expenditures for the year 2003 are estimated to be approximately $18.8 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities, acquiring and enhancing software and hardware as part of the Company's information system redesign project and meeting environmental requirements.

The Company's sources of liquidity are cash flows from operations, the Company's receivables purchase agreement described previously and borrowings under its $30 million revolving credit facility. The Company believes these sources will be sufficient to fund its working capital requirements, capital expenditures, debt service and dividend payments at least for the next twelve months.

The Company's revolving credit facility permits borrowings and letters of credit up to $30.0 million outstanding at any time. Availability is subject to satisfaction of certain covenants and other requirements. At March 31, 2003 $26.9 million was available. The facility expires on March 31, 2005. The following schedules summarize the Company's contractual cash obligations and unused availability of financing sources at March 31, 2003 (in thousands).

                                                             Payments Due By Period
                                                ------------------------------------------------------------
Contractual Cash Obligations          Total     Less than 1 year    1-3 years     4-5 years    After 5 years
------------------------------------------------------------------------------------------------------------
  Long-term debt                      $125,000           $    --         $   --      $125,000         $   --
  Operating leases                      11,751             3,330          3,915         1,717          2,789
  Standby letters of credit              3,111             3,111             --            --             --
  Outstanding obligation under
    receivables purchase
    agreement                           55,000            55,000             --            --             --
                                      ----------------------------------------------------------------------
Total contractual cash obligations    $194,862           $61,441         $3,915      $126,717         $2,789
                                      ======================================================================

                                                           Amount of Availability Per Period
Unused Availability of            Total Amounts   ----------------------------------------------------------
Financing Sources                    Available    Less than 1 year    1-3 years     4-5 years   Over 5 years
------------------------------------------------------------------------------------------------------------
  Unused revolving credit
     facility                          $26,889           $    --        $26,889       $   --         $    --
  Unused availability under
     receivables purchase
     agreement                          35,299                --         35,299           --              --
                                       ---------------------------------------------------------------------
Total available                        $62,188           $    --        $62,188       $   --         $    --
                                       =====================================================================

The Company has 7 3/4 years remaining on a 10-year guaranteed supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of 1.2 billion pounds of P1020/99.7% aluminum at current market prices from Glencore over the 10-year term.

At March 31, 2003, the Company held firm-priced aluminum purchase and sales commitments through December 2004 totaling $5 million and $113 million, respectively. The Company hedges the impact of changes in prices related to these commitments as explained in the section entitled "Risk Management" which follows.

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

The Company has designated virtually all of its aluminum and natural gas futures contracts and forward contracts as cash flow hedges pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Gains and losses on these instruments that are deferred in other comprehensive income are reclassified into net income as cost of goods sold in the periods when the hedged transactions occur. As of March 31, 2003, the Company had $1.3 million of deferred net gains recorded in accumulated other comprehensive income. Over the next twelve months, approximately $1.6 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as a reduction of cost of goods sold. A net loss of $0.2 million and $0.1 million was recognized in cost of goods sold during the three months ended March 31, 2003 and 2002, respectively, representing the amount of the hedges' ineffectiveness. As of March 31, 2003, the Company held open aluminum and natural gas futures and forward contracts having maturity dates extending through December 2005.

Before entering into futures contracts, forward contracts and options, the Company reviews the credit rating of the counterparty and assesses credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not expect any such counterparties to not perform.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The Statement addresses financial and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 was effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this Statement did not have a material impact on the Company's results of operations or financial position.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The Statement eliminates Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of Accounting Principles Board Opinion No. 30. In addition, SFAS No. 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 was generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this Statement did not have a material impact on the Company's results of operations or financial position.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (" SFAS No. 146"). The Statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement were effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of this Statement did not have a material impact on the Company's results of operations or financial position.

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 is an interpretation of Statement of Financial Accounting Standards No. 5, No. 57 and No. 107. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective as of December 31, 2002. The provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities were effective for qualifying guarantees entered into or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company's results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not expect the adoption of this Interpretation to have a material impact on the Company's results of operations or financial position.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders (the "Meeting"), held
April 25, 2003 and adjourned and held May 5, 2003, the following matters were submitted for a vote by the security holders:

        Catherine G. Burke and Larry E. Kittelberger were elected directors for terms expiring in 2006. There were 14,296,491 and 15,584,807, respectively, votes cast for and 1,347,746 and 59,430, respectively, abstentions. The terms of office of C. Frederick Fetterolf, Mark V. Kaminski, Steven J. Demetriou, Paul E. Lego and John E. Merow continued after the meeting.

        Approval of an Amendment to the 1997 Stock Incentive Plan (increasing by 1,000,000 the number of shares available for awards under the Plan). There were 8,643,978 votes for and 3,147,430 votes against and 9,248 abstentions; and

        Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for 2003. There were 15,610,168 votes for and 24,974 votes against and 9,095 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Fifth Amendment, dated as of October 29, 2002, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

         10.2 Amendment, dated May 5, 2003, to 1997 Stock Incentive Plan, as amended and restated April 23, 1999.

(b) Reports on Form 8-K

The following report on Form 8-K was filed with the Securities and Exchange Commission during the quarter ended March 31, 2003:

         A Form 8-K dated March 17, 2003 reporting that the Company sees greater-than-expected loss in the first quarter of 2003.

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

Date: May 8, 2003

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

Date: May 8, 2003
                                       /s/ Mark V. Kaminski
                                       --------------------
                                       Mark V. Kaminski
                                       President and Chief Executive Officer

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

Date: May 8, 2003
                                   /s/ Donald L. Marsh, Jr.
                                   -------------------------
                                   Donald L. Marsh, Jr.
                                   Executive Vice President and
                                   Chief Financial Officer

                                  Exhibit Index
                                  -------------
Exhibit
Number                   Description
-------           ----------------------------------------
10.1              Fifth Amendment, dated as of October 29, 2002, to Receivables
                  Purchase Agreement among Commonwealth Financing Corp., the
                  Company, Market Street Funding Corporation and PNC Bank,
                  National Association, dated as of September 29, 1997.

10.2 Amendment, dated May 5, 2003, to 1997 Stock Incentive Plan, as amended and restated April 23, 1999.

                                                                Exhibit 10.1
                                                                ------------

                     FIFTH AMENDMENT TO RECEIVABLES PURCHASE
                                    AGREEMENT


         THIS FIFTH AMENDMENT TO RECEIVABLES PURCHASE AGREEMENT, dated as of October 29, 2002 (this "Amendment"), is entered into among COMMONWEALTH FINANCING CORP., a Delaware corporation (the "Seller"), COMMONWEALTH INDUSTRIES, INC., a Delaware corporation ("Commonwealth"), MARKET STREET FUNDING CORPORATION, a Delaware corporation (the "Issuer"), and PNC BANK, NATIONAL ASSOCIATION, as Administrator (the "Administrator").

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

         2. Amendment to Agreement. Clause (a) of the definition of "Facility Termination Date" that appears in Exhibit I to the Agreement, is hereby amended by replacing the date "September 22, 2003" with the date "September 22, 2004" therein.

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

                          (continued on following page)

                               Fifth Amendment to
                         Receivables Purchase Agreement
                         (Commonwealth Financing Corp.)

         IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first written above.

                          COMMONWEALTH FINANCING CORP.


                  By:   _______________________________________________________
                  Name: _______________________________________________________
                  Title: ______________________________________________________



                          COMMONWEALTH INDUSTRIES, INC.


                  By:   _______________________________________________________
                  Name: _______________________________________________________
                  Title: ______________________________________________________

                       MARKET STREET FUNDING CORPORATION,
                       as Issuer


                  By:   _______________________________________________________
                  Name: _______________________________________________________
                  Title: ______________________________________________________


                         PNC BANK, NATIONAL ASSOCIATION,
                         as Administrator


                  By:   _______________________________________________________
                  Name: _______________________________________________________
                  Title: ______________________________________________________

                                                                Exhibit 10.2
                                                                ------------

                                AMENDMENT TO THE
                          COMMONWEALTH INDUSTRIES, INC.
                            1997 STOCK INCENTIVE PLAN

         THIS AMENDMENT TO THE COMMONWEALTH INDUSTRIES, INC. 1997 STOCK INCENTIVE PLAN (the "Plan") is made and entered into by Commonwealth Industries, Inc. (the "Company").

         WHEREAS, pursuant to Section 16 of the Company's 1997 Stock Incentive Plan, the Board of Directors of the Company (the "Board") has the power and authority to amend the Plan, subject to the approval of the Company's stockholders in respect to certain amendments;
         WHEREAS, the Board, has determined to amend the Plan to increase the number of shares authorized for issuance thereunder, such amendment being adopted subject to approval of the Company's stockholders.
         NOW, THEREFORE, the Plan is amended as follows:

1. The first sentence of Section 4 of the Plan is hereby amended in its entirely to provide as follows:

         "4.      Shares Subject to the Plan.  The maximum number of shares of
                  --------------------------
         Common Stock available for grant of Awards under the Plan shall be 2,350,000, subject to adjustment pursuant to Section 13 and to the following provisions."

2. Section 6 of the Plan is amended by deleting the last paragraph at the end of the section.
3. The foregoing amendments shall be effective upon their approval by the stockholders of the Company.

         IN WITNESS WHEREOF, Commonwealth Industries, Inc. has caused this Amendment to the Plan to be executed by its duly authorized officer this 5th day of May, 2003.

                                 Commonwealth Industries, Inc.


                                 By:      ___________________________________
                                 Name:    Mark V. Kaminski
                                 Title:   President and Chief Executive Officer