Form 10-Q
period 2003-06-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 2003-08-07
CIK 934747

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

                  For the quarterly period ended June 30, 2003

                                       or

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

       500 West Jefferson Street
         PNC Plaza -19th Floor
         Louisville, Kentucky                          40202-2823
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (502) 589-8100
                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No
|_|
         The registrant had 16,010,971 shares of common stock outstanding at July 29, 2003.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2003

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                            Page Number
                                                                     -----------

         Condensed Consolidated Balance Sheet as of June 30, 2003
         and December 31, 2002                                           3

         Condensed Consolidated Statement of Operations for the three
         months and six months ended June 30, 2003 and 2002              4

         Condensed Consolidated Statement of Comprehensive Income
         for the three months and six months ended June 30, 2003
         and 2002                                                        5

         Condensed Consolidated Statement of Cash Flows for the six
         months ended June 30, 2003 and 2002                             6

         Notes to Condensed Consolidated Financial Statements            7-19


Item 2.  Management's Discussion and Analysis of Financial Condition     20-25
          and Results of Operations

Item 4.  Controls and Procedures                                         25

                           Part II - Other Information

Item 1.  Legal Proceedings                                               26

Item 6.  Exhibits and Reports on Form 8-K                                26

Signatures                                                               27

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                   June 30,              December 31,
                                                                     2003                    2002
                                                                 -------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                      $   6,588               $  13,211
     Accounts receivable, net                                             211                      66
     Inventories                                                      142,374                 125,348
     Net residual interest in receivables sold                         39,865                  81,195
     Prepayments and other current assets                               7,819                   7,133
                                                                 -------------           -------------
          Total current assets                                        196,857                 226,953
Property, plant and equipment, net                                    143,614                 146,968
Goodwill                                                               48,872                  48,872
Other noncurrent assets                                                 5,644                   6,111
                                                                 -------------           -------------
          Total assets                                              $ 394,987               $ 428,904
                                                                 =============           =============

Liabilities
Current liabilities:
     Accounts payable                                               $  39,347               $  59,594
     Accrued liabilities                                               24,122                  28,527
                                                                 -------------           -------------
          Total current liabilities                                    63,469                  88,121
Long-term debt                                                        125,000                 125,000
Other long-term liabilities                                             4,969                   5,183
Accrued pension benefits                                               29,149                  26,743
Accrued postretirement benefits                                        72,837                  76,670
                                                                 -------------           -------------
          Total liabilities                                           295,424                 321,717
                                                                 -------------           -------------

Commitments and contingencies                                               -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,010,971 and 15,997,651 shares outstanding at
          June 30, 2003 and December 31, 2002, respectively               160                     160
     Additional paid-in capital                                       405,703                 405,613
     Accumulated deficit                                             (287,907)               (277,942)
     Accumulated other comprehensive income:
           Minimum pension liability adjustment                       (21,391)                (21,391)
           Effects of cash flow hedges                                  2,998                     747
                                                                 -------------           -------------
              Total stockholders' equity                               99,563                 107,187
                                                                 -------------           -------------
              Total liabilities and stockholders' equity            $ 394,987               $ 428,904
                                                                 =============           =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands except per share data)

                                                               Three months ended                   Six months ended
                                                                    June 30,                            June 30,
                                                          ----------------------------        -----------------------------
                                                             2003             2002               2003              2002
                                                          -----------      -----------        ------------      -----------
Net sales                                                  $ 215,120        $ 251,728           $ 427,088        $ 473,586
Cost of goods sold                                           202,906          236,044             405,556          447,362
                                                          -----------      -----------        ------------      -----------
     Gross profit                                             12,214           15,684              21,532           26,224
Selling, general and administrative expenses                  10,693           10,995              23,217           22,255
                                                          -----------      -----------        ------------      -----------
     Operating income (loss)                                   1,521            4,689              (1,685)           3,969
Other income (expense), net                                      414              213                 908              486
Interest expense, net                                         (3,786)          (3,851)             (7,487)          (7,702)
                                                          -----------      -----------        ------------      -----------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle               (1,851)           1,051              (8,264)          (3,247)
Income tax expense (benefit)                                      20              (47)                100               78
                                                          -----------      -----------        ------------      -----------
     Income (loss) before cumulative effect of
       change in accounting principle                         (1,871)           1,098              (8,364)          (3,325)
Cumulative effect of change in accounting principle                -                -                   -          (25,327)
                                                          -----------      -----------        ------------      -----------
     Net income (loss)                                     $  (1,871)       $   1,098           $  (8,364)       $ (28,652)
                                                          ===========      ===========        ============      ===========

Basic and diluted net income (loss) per share:
     Income (loss) before cumulative effect of
       change in accounting principle                        $ (0.12)          $ 0.07             $ (0.52)         $ (0.21)
     Cumulative effect of change in accounting principle           -                -                   -            (1.58)
                                                          -----------      -----------        ------------      -----------
     Net income (loss)                                       $ (0.12)          $ 0.07             $ (0.52)         $ (1.79)
                                                          ===========      ===========        ============      ===========

Weighted average shares outstanding
     Basic                                                    16,011           15,994              16,011           15,989
     Diluted                                                  16,011           16,140              16,011           15,989

Dividends paid per share                                      $ 0.05           $ 0.05              $ 0.10           $ 0.10

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
         Condensed Consolidated Statement of Comprehensive Income (Loss)
                                 (in thousands)

                                                                       Three months ended              Six months ended
                                                                            June 30,                        June 30,
                                                                  ---------------------------      ------------------------
                                                                     2003           2002             2003           2002
                                                                  -----------    ------------      ----------     ---------
Net income (loss)                                                   $ (1,871)        $ 1,098        $ (8,364)     $(28,652)
Other comprehensive income, net of tax:
  Net change related to cash flow hedges:
    Increase (decrease) in fair value of cash flow hedges              1,990          (3,097)          5,266         3,139
    Reclassification adjustment for (gains) losses included
      in net income                                                     (322)          3,302          (3,015)        5,212
                                                                  -----------    ------------      ----------     ---------
         Net change related to cash flow hedges                        1,668             205           2,251         8,351
                                                                  -----------    ------------      ----------     ---------
Comprehensive income (loss)                                         $   (203)        $ 1,303        $ (6,113)     $(20,301)
                                                                  ===========    ============      ==========     =========

                 See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                 Six months ended June 30,
                                                                             --------------------------------
                                                                                2003                  2002
                                                                             -----------          -----------
Cash flows from operating activities:
   Net income (loss)                                                           $ (8,364)           $ (28,652)
   Adjustments to reconcile net income (loss) to net cash provided by operations:
        Depreciation                                                             10,250               10,644
        Amortization                                                                444                  537
        Goodwill impairment charge                                                    -               25,327
        Loss on disposal of property, plant and equipment                            40                   81
        Issuance of common stock in connection with stock awards                     90                  170
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                       (145)                   9
             (Increase) decrease in inventories                                 (17,026)               3,408
             Decrease (increase) in net residual interest in receivables sold    41,330               (2,805)
             Decrease in prepayments and other current assets                       885                  515
             Decrease (increase) in other noncurrent assets                          23                 (922)
             (Decrease) increase in accounts payable                            (20,247)               2,949
             (Decrease) increase in accrued liabilities                          (3,725)                 175
             (Decrease) in other liabilities                                     (1,641)              (3,304)
                                                                             -----------          -----------
                 Net cash provided by operating activities                        1,914                8,132
                                                                             -----------          -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                    (7,091)              (3,194)
   Proceeds from sale of property, plant and equipment                              155                    3
                                                                             -----------          -----------
        Net cash (used in) investing activities                                  (6,936)              (3,191)
                                                                             -----------          -----------
Cash flows from financing activities:
   Proceeds from long-term debt                                                  60,398               45,970
   Repayments of long-term debt                                                 (60,398)             (45,970)
   Repayments of notes receivable from sale of common stock                           -                1,561
   Cash dividends paid                                                           (1,601)              (1,599)
                                                                             -----------          -----------
        Net cash (used in) financing activities                                  (1,601)                 (38)
                                                                             -----------          -----------
Net (decrease) increase in cash and cash equivalents                             (6,623)               4,903
Cash and cash equivalents at beginning of period                                 13,211                6,393
                                                                             -----------          -----------
Cash and cash equivalents at end of period                                     $  6,588            $  11,296
                                                                             ===========          ===========
Supplemental disclosures:
     Interest paid                                                             $  7,269            $   7,299
     Income taxes paid (refunds received)                                           179                 (524)

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
              Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements have been prepared in accordance with Commonwealth Industries, Inc.'s (the "Company's") customary accounting practices and have not been audited. In the opinion of management, all adjustments necessary to fairly present the results of operations for the reporting interim periods have been made and were of a normal recurring nature.

2. Stock-Based Compensation
At June 30, 2003, the Company had stock-based compensation plans which are described more fully in note 14 to the consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 2002. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased for the three months and six months ended June 30, 2003 and the six months ended June 30, 2002 and the Company's net income and basic and diluted net income per share would have been reduced for the three months ended June 30, 2002 to the pro forma amounts which follow (in thousands except per share data):

                                                            Three months ended
                                                                  June 30,
                                                            2003          2002
                                                            ----          ----
Net income (loss) as reported                            $(1,871)        $1,098
Less total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects                                          104            116
                                                        --------        -------
Pro forma net income (loss)                              $(1,975)         $ 982
                                                        ========        =======

Basic net income (loss) per share
    As reported                                           $(0.12)         $0.07
    Pro forma                                              (0.12)          0.06
Diluted net income (loss) per share
    As reported                                           $(0.12)         $0.07
    Pro forma                                              (0.12)          0.06

                                                             Six months ended
                                                                 June 30,
                                                            2003           2002
                                                            ----           ----
Net income (loss) as reported                            $(8,364)      $(28,652)
Less total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects                                          184            187
                                                        --------       --------
Pro forma net income (loss)                              $(8,548)      $(28,839)
                                                        ========       ========

Basic net income (loss) per share
    As reported                                           $(0.52)        $(1.79)
    Pro forma                                              (0.53)         (1.80)
Diluted net income (loss) per share
    As reported                                           $(0.52)        $(1.79)
    Pro forma                                              (0.53)         (1.80)

3. Receivables Purchase Agreement
On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. The Company services the receivables for a fee in accordance with the receivables purchase agreement. In addition, under the agreement, the receivables are sold with no recourse to the Company and the Company records no discount on the sale of the receivables. During September 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003 and in October 2002, extended the agreement for an additional year ending in September 2004. In addition during September 2001, the Company and the financial institution agreed to reduce the maximum amount which can be outstanding under the agreement to $95.0 million. At June 30, 2003 and 2002, the Company had outstanding under the agreement $70.0 million and $39.0 million, respectively, and had $39.9 million and $85.1 million, respectively, of net residual interest in the receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first six months of 2003 and 2002, the Company received gross proceeds of $62.0 million and $37.0 million, respectively, from the sale of receivables and made gross payments of $16.0 and $18.0 million, respectively, under the agreement.

4. Inventories
Inventories consist of the following (in thousands):

                                        June 30, 2003       December 31, 2002
                                        -------------       -----------------
Raw materials                            $  53,878                 $  22,718
Work in process                             36,837                    46,676
Finished goods                              41,261                    43,780
Expendable parts and supplies               14,272                    14,320
                                         ---------                 ---------
                                           146,248                   127,494
LIFO reserve                                (3,874)                   (2,146)
                                         ---------                 ---------
                                         $ 142,374                 $ 125,348
                                         =========                 =========

The Company's raw materials, work in process and finished goods inventories are valued using the last-in, first-out (LIFO) accounting method in the Company's aluminum segment and the first-in, first-out (FIFO) and average-cost accounting methods in the Company's electrical products segment. The FIFO accounting method is used throughout the entire Company for valuing its expendable parts and supplies inventory. Inventories of approximately $116.5 million and $98.2 million, included in the above totals (before the LIFO reserve) at June 30, 2003 and December 31, 2002, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

5. Provision for Income Taxes
The Company recognized income tax expense of $0.02 million and $0.1 million for the three months and six months ended June 30, 2003, respectively, compared to an income tax benefit of $0.05 million and an income tax expense of $0.1 million for the three months and six months ended June 30, 2002, respectively.

6. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                    Three months ended
                                                                                          June 30,
                                                                                     2003         2002
                                                                                     ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) before cumulative effect of change in accounting principle      $(1,871)       $1,098
     Cumulative effect of change in accounting principle                                 -             -
                                                                                   -------        ------
     Net income (loss)                                                             $(1,871)       $1,098
                                                                                   =======        ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                            16,011        15,994
                                                                                    ======        ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                            16,011        15,994
     Plus: dilutive effect of stock options                                              -           146
                                                                                    ------        ------
           Adjusted weighted average shares                                         16,011        16,140
                                                                                    ======        ======

Basic and diluted per share data:
     Income (loss) before cumulative effect of change in accounting principle       $(0.12)        $0.07
     Cumulative effect of change in accounting principle                                 -             -
                                                                                    ------        ------
     Net income (loss)                                                              $(0.12)        $0.07
                                                                                    ======        ======

                                                                                       Six months ended
                                                                                           June  30,
                                                                                      2003         2002
                                                                                      ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) before cumulative effect of change in accounting principle      $(8,364)      $(3,325)
     Cumulative effect of change in accounting principle                                 -       (25,327)
                                                                                   -------      --------
     Net income (loss)                                                             $(8,364)     $(28,652)
                                                                                   =======      ========

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                            16,011        15,989
                                                                                    ======        ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                            16,011        15,989
     Plus: dilutive effect of stock options                                              -             -
                                                                                    ------        ------
           Adjusted weighted average shares                                         16,011        15,989
                                                                                    ======        ======

Basic and diluted per share data:
     Income (loss) before cumulative effect of change in accounting principle       $(0.52)       $(0.21)
     Cumulative effect of change in accounting principle                                 -         (1.58)
                                                                                    ------        ------
     Net income (loss)                                                              $(0.52)       $(1.79)
                                                                                    ======        ======

Options to purchase 583,000, 588,500 and 600,000 common shares, which equate to 31,177, 54,133 and 115,574 incremental common equivalent shares, respectively, for the three months and six months ended June 30, 2003 and the six months ended
June 30, 2002 were excluded from the diluted calculation above as their effect would have been antidilutive. In addition, options to purchase 1,118,500 and 1,113,000 common shares for the three months and six months ended June 30, 2003, respectively, and 763,500 and 798,500 common shares for the three months and six months ended June 30, 2002, respectively, were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the periods.


7.  Financial Instruments and Hedging Activities
The Company enters into futures contracts, forward contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company has designated the futures contracts and forward contracts as cash flow hedges of anticipated aluminum raw material and natural gas requirements, respectively. For the second quarter ending June 30, 2003, the Company's aluminum futures contracts did not meet certain "effectiveness" requirements set forth in Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"). Accordingly, as prescribed by the provisions of SFAS No. 133, the derivative instruments used as hedges were marked-to-market and the gains and losses during the second quarter of 2003 were recorded currently in the consolidated statement of operations instead of being deferred in other comprehensive income and included in income when the underlying hedged transactions occur. The Company's natural gas futures continue to be deemed "effective" per SFAS No. 133 and accordingly the gains and losses on these financial instruments are deferred in other comprehensive income and included in income when the underlying hedged transactions occur.

As of June 30, 2003, the Company had $3.0 million of deferred net gains recorded in accumulated other comprehensive income. Over the next twelve months, approximately $2.8 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as a reduction of cost of goods sold. As of June 30, 2003, the Company held open aluminum and natural gas futures and forward contracts having maturity dates extending through December 2005. A net gain of $0.6 million and $0.4 million was recognized as a reduction in cost of goods sold during the three months and six months ended June 30, 2003, respectively, and a net loss of $0.04 million and $0.11 million was recognized in cost of goods sold during the three months and six months ended June 30, 2002, respectively, representing the amount of the hedges' ineffectiveness.

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

Based upon the transitional impairment test performed upon adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of $25.3 million ($13.5 million in its aluminum segment and $11.8 million in its electrical products segment). As required by SFAS No. 142 and as previously described, the Company recorded the goodwill write-down as a cumulative effect of a change in accounting principle as of January 1, 2002 and restated the Company's first quarter 2002 financial results.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months and six months ended June 30, 2003 and 2002 (in thousands). The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments. Certain expenses and assets relating to information technology which prior to the first quarter of 2003 had been allocated to reportable segments are no longer being allocated. Prior period amounts have been reclassified to conform with current classifications.

                                                                       Electrical
                                                          Aluminum      Products       Other         Total
                                                          --------     ----------    ---------     ---------
Three months ended June 30, 2003
--------------------------------
Net sales to external customers                              $190,099      $25,021      $    --      $215,120
Intersegment net sales                                          4,140           --       (4,140)           --
Operating income (loss)                                         6,705          (27)      (5,157)        1,521
Depreciation                                                    4,548          559           --         5,107
Amortization                                                       --           --          222           222
Total assets                                                  302,824       82,211        9,952       394,987
Capital expenditures                                            1,008          266        1,219         2,493

Three months ended June 30, 2002
--------------------------------
Net sales to external customers                              $223,999      $27,729      $    --      $251,728
Intersegment net sales                                          4,577           --       (4,577)           --
Operating income (loss)                                         7,764        1,969       (5,044)        4,689
Depreciation                                                    4,758          571           --         5,329
Amortization                                                       --           --          218           218
Total assets                                                  319,837       89,244        1,851       410,932
Capital expenditures                                            1,755           10           --         1,765

Six months ended June 30, 2003
------------------------------
Net sales to external customers                              $377,385      $49,703      $    --      $427,088
Intersegment net sales                                          8,516           --       (8,516)           --
Operating income (loss)                                        11,159       (1,046)     (11,798)       (1,685)
Depreciation                                                    9,132        1,118           --        10,250
Amortization                                                       --           --          444           444
Total assets                                                  302,824       82,211        9,952       394,987
Capital expenditures                                            3,567          268        3,256         7,091

Six months ended June 30, 2002
------------------------------
Net sales to external customers                              $416,957      $56,629      $    --      $473,586
Intersegment net sales                                          9,534           --       (9,534)           --
Operating income (loss)                                         9,978        3,932       (9,941)        3,969
Depreciation                                                    9,503        1,141           --        10,644
Amortization                                                       --           --          537           537
Total assets                                                  319,837       89,244        1,851       410,932
Capital expenditures                                            2,951          243           --         3,194


10. Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $30 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, a combining balance sheet as of June 30, 2003 and December 31, 2002, statement of operations for the three months and six months ended June 30, 2003 and 2002 and statement of cash flows for the six months ended June 30, 2003 and 2002.

                  Combining Balance Sheet at June 30, 2003
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $   6,588   $    --      $    --      $   6,588
          Accounts receivable, net                                          --        255,688        --       (255,477)         211
          Inventories                                                       --        142,374        --           --        142,374
          Net residual interest in receivables sold                         --           --        39,865         --         39,865
          Prepayments and other current assets                               435        7,384        --           --          7,819
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      412,034      39,865     (255,477)     196,857
Property, plant and equipment, net                                          --        143,614        --           --        143,614
Goodwill, net                                                               --         48,872        --           --         48,872
Other noncurrent assets                                                  418,438        4,664        --       (417,458)       5,644
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 418,873    $ 609,184   $  39,865    $(672,935)   $ 394,987
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Accounts payable                                             $ 170,018    $  39,347   $  85,459    $(255,477)   $  39,347
          Accrued liabilities                                              5,899       19,029        (806)        --         24,122
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 175,917       58,376      84,653     (255,477)      63,469
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          4,969        --           --          4,969
Accrued pension benefits                                                    --         29,149        --           --         29,149
Accrued postretirement benefits                                             --         72,837        --           --         72,837
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         300,917      165,331      84,653     (255,477)     295,424
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            160            1        --             (1)         160
     Additional paid-in capital                                          405,703      486,727       5,000     (491,727)     405,703
     Accumulated deficit                                                (287,907)     (24,482)    (49,788)      74,270     (287,907)
     Accumulated other comprehensive income:
        Minimum pension liability adjustment                                --        (21,391)       --           --        (21,391)
        Effects of cash flow hedges                                         --          2,998        --           --          2,998
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                117,956      443,853     (44,788)    (417,458)      99,563
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 418,873    $ 609,184   $  39,865    $(672,935)   $ 394,987
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
                                                                       =========    =========   =========    =========    =========

   Combining Statement of Operations for the three months ended June 30, 2003
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 215,120      $    --         $    --         $ 215,120
Cost of goods sold                                              --           202,906           --              --           202,906
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            12,214           --              --            12,214
Selling, general and administrative expenses                      44          10,649           --              --            10,693
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (44)          1,565           --              --             1,521
Other income (expense), net                                   (1,640)            414           --             1,640             414
Interest income (expense), net                                (3,467)            680           (999)           --            (3,786)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle               (5,151)          2,659           (999)          1,640          (1,851)
Income tax expense                                              --                20           --              --                20
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                         (5,151)          2,639           (999)          1,640          (1,871)
Cumulative effect of change in accounting principle             --              --             --              --              --
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (5,151)      $   2,639      $    (999)      $   1,640       $  (1,871)
                                                           =========       =========      =========       =========       =========

     Combining Statement of Income for the three months ended June 30, 2002
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 251,728      $    --         $   --          $ 251,728
Cost of goods sold                                              --           236,044           --             --            236,044
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            15,684           --             --             15,684
Selling, general and administrative expenses                      57          10,938           --             --             10,995
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (57)          4,746           --             --              4,689
Other income (expense), net                                    4,622             213           --           (4,622)             213
Interest income (expense), net                                (3,467)            948         (1,332)          --             (3,851)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle                1,098           5,907         (1,332)        (4,622)           1,051
Income tax expense                                              --               (47)          --             --                (47)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                          1,098           5,954         (1,332)        (4,622)           1,098
Cumulative effect of change in accounting principle             --              --             --             --               --
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   1,098      $    5,954      $  (1,332)      $ (4,622)       $   1,098
                                                           =========       =========      =========       =========       =========

   Combining Statement of Operations for the six months ended June 30, 2003
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 427,088      $    --         $    --         $ 427,088
Cost of goods sold                                              --           405,556           --              --           405,556
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            21,532           --              --            21,532
Selling, general and administrative expenses                     172          23,045           --              --            23,217
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (172)         (1,513)          --              --            (1,685)
Other income (expense), net                                   (1,257)            908           --             1,257             908
Interest income (expense), net                                (6,935)          1,155         (1,707)           --            (7,487)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle               (8,364)            550         (1,707)          1,257          (8,264)
Income tax expense                                              --               100           --              --               100
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                         (8,364)            450         (1,707)          1,257          (8,364)
Cumulative effect of change in accounting principle             --              --             --              --              --
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (8,364)      $     450      $  (1,707)      $   1,257       $  (8,364)
                                                           =========       =========      =========       =========       =========

       Combining Statement of Income for the six months ended June 30, 2002
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 473,586      $    --         $    --         $ 473,586
Cost of goods sold                                              --           447,362           --              --           447,362
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            26,224           --              --            26,224
Selling, general and administrative expenses                     173          22,082           --              --            22,255
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (173)          4,142           --              --             3,969
Other income (expense), net                                    3,781             486           --            (3,781)            486
Interest income (expense), net                                (6,933)          1,496         (2,265)           --            (7,702)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle               (3,325)          6,124         (2,265)         (3,781)         (3,247)
Income tax expense                                              --                78           --              --                78
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                         (3,325)          6,046         (2,265)         (3,781)         (3,325)
Cumulative effect of change in accounting principle          (25,327)        (25,327)          --            25,327         (25,327)
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $ (28,652)      $ (19,281)     $  (2,265)      $  21,546       $ (28,652)
                                                           =========       =========      =========       =========       =========

   Combining Statement of Cash Flows for the six months ended June 30, 2003
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $ (8,364)   $    450   $  (1,707)   $  1,257    $ (8,364)
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation                                                           --        10,250        --          --        10,250
        Amortization                                                           --           444        --          --           444
        Loss on disposal of property, plant and equipment                      --            40        --          --            40
        Issuance of common stock in connection with stock awards                 90        --          --          --            90
        Equity in undistributed net income of subsidiaries                    1,257        --          --        (1,257)        --
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net                   --        31,159        --       (31,304)       (145)
             (Increase) in inventories                                         --       (17,026)       --          --       (17,026)
             Decrease in net residual interest in receivables sold             --          --        41,330        --        41,330
             Decrease in prepayments and other current assets                  --           885        --          --           885
             Decrease (increase) in other noncurrent assets                     218        (195)       --          --            23
             Increase (decrease) in accounts payable                          8,360     (20,247)    (39,664)     31,304     (20,247)
             Increase (decrease) in accrued liabilities                          40      (3,806)         41        --        (3,725)
             (Decrease) in other liabilities                                   --        (1,641)       --          --        (1,641)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                    1,601         313        --          --         1,914
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (7,091)       --          --        (7,091)
   Proceeds from sale of property, plant and equipment                         --           155        --          --           155
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (6,936)       --          --        (6,936)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                --        60,398        --          --        60,398
   Repayments of long-term debt                                                --       (60,398)       --          --       (60,398)
   Cash dividends paid                                                       (1,601)       --          --          --        (1,601)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) financing activities                              (1,601)       --          --          --        (1,601)
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --        (6,623)       --          --        (6,623)
Cash and cash equivalents at beginning of period                               --        13,211        --          --        13,211
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $  6,588    $   --      $   --      $  6,588
                                                                           ========    ========    ========    ========    ========

    Combining Statement of Cash Flows for the six months ended June 30, 2002
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $(28,652)   $(19,281)  $  (2,265)   $ 21,546    $(28,652)
   Adjustments to reconcile net income (loss) to
    net cash provided by operations:
        Depreciation                                                           --        10,644        --          --        10,644
        Amortization                                                           --           537        --          --           537
        Goodwill impairment charge                                           25,327      25,327        --       (25,327)     25,327
        Loss on disposal of property, plant and equipment                      --            81        --          --            81
        Issuance of common stock in connection with stock awards                170        --          --          --           170
        Equity in undistributed net income of subsidiaries                   (3,781)       --          --         3,781        --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (11,208)       --        11,217           9
             Decrease in inventories                                           --         3,408        --          --         3,408
             (Increase) in net residual interest in receivables sold           --          --        (2,805)       --        (2,805)
             Decrease in prepayments and other current assets                  --           515        --          --           515
             Decrease (increase) in other noncurrent assets                     217      (1,139)       --          --          (922)
             Increase (decrease) in accounts payable                          6,342       2,949       4,875     (11,217)      2,949
             Increase (decrease) in accrued liabilities                         415        (435)        195        --           175
             (Decrease) in other liabilities                                   --        (3,304)       --          --        (3,304)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                       38       8,094        --          --         8,132
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (3,194)       --          --        (3,194)
   Proceeds from sale of property, plant and equipment                         --             3        --          --             3
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (3,191)       --          --        (3,191)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                --        45,970        --          --        45,970
   Repayments of long-term debt                                                --       (45,970)       --          --       (45,970)
   Repayments of notes receivable from sale of common stock                   1,561        --          --          --         1,561
   Cash dividends paid                                                       (1,599)       --          --          --        (1,599)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) financing activities                                 (38)       --          --          --           (38)
                                                                           --------    --------    --------    --------    --------
Net increase in cash and cash equivalents                                      --         4,903        --          --         4,903
Cash and cash equivalents at beginning of period                               --         6,393        --          --         6,393
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $ 11,296    $   --      $   --      $ 11,296
                                                                           ========    ========    ========    ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in item 1 of this report in addition to the consolidated financial statements of the Company and the notes thereto included in the Company's annual report to stockholders for the year ended December 31, 2002, including footnote 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Application of Critical Accounting Policies" in this section for further information. The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of global economic conditions, the ability to achieve the level of cost savings or productivity improvements anticipated by management, the effect (including possible increases in the cost of doing business) resulting from war and terrorist activities or political uncertainties, the ability to successfully implement new marketing and sales strategies, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, the ability to effectively hedge the cost of raw materials, capacity and supply constraints or difficulties, the success of the Company in implementing its business strategy, and other risks as detailed in the Company's various Securities and Exchange Commission filings.

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

During the first half of 2003, shipments of the Company's aluminum sheet products decreased by 19% from the first half of 2002 due to weak economic conditions. Contributing to the decline in aluminum shipments was planned equipment downtime for maintenance and capital improvement outages during the first quarter of 2003. Despite the decreased aluminum shipments, material margins for the first half of 2003 were higher than the first six months of 2002 helping to partially offset the sales volume decline. The improvement in margin was principally the outcome of initiatives to: maintain selling price increases introduced in the first quarter of 2003; increase the volume of product available for the Company's higher value added products; and continue to actively pursue new markets offering higher margin opportunities than the Company's traditional high volume commodity markets.

Demand for the Company's electrical products decreased during the first half of 2003. Shipments were down 7% compared to the first half of 2002 reflecting continued weakness in key markets in the electrical products sector, particularly commercial construction. Material margins for the first half of 2003 decreased 16% from the first six months of 2002. Lower net selling prices due to the competitive price environment more than offset a decrease in manufacturing costs per foot in the first six months of 2003 compared to the first half of 2002 and resulted in the decrease in material margins for the first half of 2003 versus the first six months of 2002. The decrease in manufacturing costs per foot was due to lower overtime labor costs and other cost reductions.

During the second quarter of 2003, the Company implemented changes to its postretirement medical insurance program applicable to all non-bargaining unit Kentucky employees, limiting eligibility and increasing premiums. Because of these changes, the Company realized a second quarter benefit of approximately $2.5 million after tax or $0.16 per share. The Company recognized this benefit as reductions of approximately $1.3 million in cost of goods sold and $1.2 million in selling, general and administrative expenses. In addition to the effect on the second quarter of 2003, the Company estimates that net income will be increased approximately $2.0 million in each of the third and fourth quarters of 2003, approximately $8.3 million in 2004 and approximately $1.7 million in 2005.

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

Results of Operations for the three months and six months ended June 30, 2003 and 2002
Net Sales. Net sales for the quarter ended June 30, 2003 decreased 15% to $215 million (including $25.0 million from Alflex) from $252 million (including $27.7 million from Alflex) for the same period in 2002. The decrease is due to the combined effect of lower aluminum and electrical product shipments and lower net selling prices of electrical products which more than offset an increase in net selling prices of aluminum products. Unit sales volume of aluminum decreased 25% to 178.2 million pounds for the second quarter of 2003 from 237.9 million pounds for the second quarter of 2002. Alflex unit sales volume was 111.5 million feet for the second quarter of 2003, a decrease of 6% versus 118.5 million feet for the comparable period in 2002. As mentioned previously, the decreased aluminum and electrical product shipments were due to difficult business conditions in both businesses. Net sales for the six-month period ended June 30, 2003, were $427 million (including $49.7 million from Alflex), a 10% decrease from the $474 million recorded in the first half of 2002 (including $56.6 million from Alflex). The decrease is due to the combined effect of lower aluminum and electrical product shipments and lower net selling prices of electrical products which more than offset an increase in net selling prices of aluminum products. Unit sales volume of aluminum was 361.9 million pounds for the first half of 2003, a decrease of 19% from the 447.4 million pounds for the first half of 2002. Alflex unit sales volume was 226.4 million feet for the first six months of 2003, a decrease of 7%, versus 244.5 million feet for the comparable period in 2002. As mentioned previously, the decreased aluminum and electrical product shipments were due to difficult business conditions in both businesses.

Gross Profit. Gross profit for the quarter ended June 30, 2003, decreased to $12.2 million (5.7% of net sales) from $15.7 million (6.2% of net sales) for the same period in 2002. Gross profit for the six months ended June 30, 2003 was $21.5 million (5.0% of net sales) versus $26.2 million (5.5% of net sales) for the comparable period in 2002. Contributing to the second quarter decrease in gross profit were decreases in both the Aluminum business and Alflex. Alflex's gross profit decrease was primarily due to lower volume and lower material margins which were only partially offset by a decrease in unit manufacturing costs. The Aluminum business's decrease in gross profit was primarily due to lower volume which more than offset an increase in material margins and the benefit recorded in cost of goods sold relating to the Company's changes to its postretirement medical insurance program. The six-month decrease reflected the net effect of lower material margins and increased unit manufacturing costs at Alflex that more than offset an increase in the Aluminum business's gross profit despite lower shipments volume.

Operating Income. The Company had operating income of $1.5 million for the second quarter of 2003 compared with operating income of $4.7 million for the second quarter of 2002. For the six-month period ended June 30, 2003, the Company had an operating loss of $1.7 million, versus operating income of $4.0 million for the first half of 2002. The decrease in operating income for the second quarter was primarily due to reduced operating income at both Alflex and the Aluminum business due to the factors described in the gross profit section in the preceding paragraph. The six-month decrease in operating income was related primarily to the combined effect of Alflex which had an operating loss of $1.0 million in the first half of 2003 compared to operating income of $3.9 million in the first six months of 2002 and an increase in selling, general and administrative expenses which more than offset the increase in operating income of the Aluminum business. The changes in the operating income of Alflex and the Aluminum business were primarily due to the factors described in the gross profit section in the preceding paragraph. Selling, general and administrative expenses during the second quarter of 2003 were $10.7 million, compared with $11.0 million for the same period in 2002 and were $23.2 million for the six months ended June 30, 2003, compared with $22.3 million for the same period in 2002. The second quarter decrease in selling, general and administrative expenses is primarily due to a reduction in postretirement medical expense relating to the changes made in the postretirement medical program during the second quarter of 2003 which more than offset an increase in professional service costs principally associated with the Company's project to upgrade its information technology systems. The six-month increase in selling, general and administrative expenses is primarily due to the combined increase in professional service costs principally associated with the Company's project to upgrade its information technology systems and insurance costs which more than offset the second quarter of 2003 reduction in postretirement medical expense described previously.

Cumulative effect of change in accounting principle. A non-cash goodwill impairment charge of $25.3 million was recorded as a cumulative effect of change in accounting principle as of January 1, 2002 under SFAS No.142. See note 8 to the condensed consolidated financial statements for additional information.

Net Income. The Company had a net loss of $1.9 million for the quarter ended June 30, 2003, compared with net income of $1.1 million for the same period in 2002. The Company's net loss for the six months ended June 30, 2003 was $8.4 million compared with a net loss of $28.7 million for the first half of 2002. The net loss for the first half of 2002 includes the $25.3 million goodwill impairment charge described in the preceding paragraph. Interest expense was $3.8 million for the quarter ended June 30, 2003, compared to $3.9 million recorded in the second quarter of 2002 and $7.5 million for the six months ended June 30, 2003, compared with $7.7 million for the first half of 2002. The decrease was primarily due to a reduction in interest rates under the Company's receivables purchase agreement which more than offset the combined effect of an increase in amounts outstanding under the agreement and a reduction in investment interest income. Income tax expense was $0.02 million in the second quarter of 2003 compared to an income tax benefit of $0.05 million for the same period in 2002 and an income tax expense of $0.1 million for both the six months ended June 30, 2003 and 2002.

Off-Balance Sheet Arrangement
During 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003 and in October 2002 extended the agreement for an additional year ending in September 2004. In addition during September 2001, the Company and the financial institution agreed to reduce the size of the facility to $95.0 million. At June 30, 2003 and 2002, the Company had outstanding under the agreement $70.0 million and $39.0 million, respectively, and had $39.9 million and $85.1 million, respectively, of net residual interest in receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the six months ended June 30, 2003 and 2002, the Company received gross proceeds of $62.0 million and $37.0 million, respectively, from the sale of receivables and made gross payments of $16.0 million and 18.0 million, respectively, under the agreement. Under the terms of the agreement, the Company is required to maintain tangible net worth of $5 million, and to not exceed certain percentages of credit sales for uncollectible accounts, delinquent accounts and sales returns and allowances. Should the Company exceed such limitations, the financial institution has the right to terminate the agreement.

Liquidity and Capital Resources
The Company's operations provided cash flows of $1.9 million for the six months ended June 30, 2003 compared to $8.1 million in the six months ended June 30, 2002. Working capital increased to $133.4 million at June 30, 2003 from $130.5 million at June 30, 2002.

Capital expenditures were $7.1 million during the six months ended June 30, 2003 compared to $3.2 million during the six months ended June 30, 2002. At June 30, 2003, the Company had commitments of $5.9 million for the purchase or construction of capital assets. Total capital expenditures for the year 2003 are estimated to be approximately $13.8 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities, acquiring and enhancing software and hardware as part of the Company's information system redesign project and meeting environmental requirements.

The Company's sources of liquidity are cash flows from operations, the Company's receivables purchase agreement described previously and borrowings under its $30 million revolving credit facility. Availability of advances under the $30 million revolving credit facility is dependent on the continued satisfaction of certain financial covenants contained in the revolving credit agreement. While the Company is currently in full compliance with such financial covenants there is no assurance that the Company will be able to continue meeting such covenants, as currently structured, at all times during the next twelve months. In the event the Company does not meet the requisite covenants it may seek to obtain waivers or amendments of applicable covenant provisions from the participating lenders. In any event, the Company believes it has sufficient liquidity available from operating cash flows and amounts available under its receivables purchase agreement to fund its working capital requirements, capital expenditures, debt service, and if necessary, to satisfy any outstanding amounts under its revolving credit facility for at least the next twelve months.

The Company's revolving credit facility permits borrowings and letters of credit up to $30.0 million outstanding at any time. As noted in the previous paragraph, availability is subject to satisfaction of certain covenants and other requirements. At June 30, 2003 $26.9 million was available as the omly outstandings against the credit facility was $3.1 million of standby letters of credit. The facility expires on March 31, 2005.

The Company announced on July 31, 2003, that its Board of Directors had suspended the Company's quarterly cash dividend payments on its common stock as of the third quarter of 2003 due to the challenging economic conditions and to ensure continued compliance with the Company's debt instruments regarding the payment of dividends. The restrictions that limit the payment of cash dividends are contained in the Indenture relating to the Company's $125 million senior subordinated notes due in 2006. The Company believes that the restrictions are likely to result in suspension of the cash dividend through the maturity of the senior subordinated notes in 2006.

The following schedules summarize the Company's contractual cash obligations and unused availability of financing sources at June 30, 2003 (in thousands).

                                                             Payments Due By Period
                                                ------------------------------------------------------------
Contractual Cash Obligations          Total     Less than 1 year    1-3 years     4-5 years    After 5 years
------------------------------------------------------------------------------------------------------------
  Long-term debt                      $125,000            $   --          $  --      $125,000          $  --
  Operating leases                      11,072             3,280          3,558         1,559          2,675
  Standby letters of credit              3,111             3,111             --            --             --
  Outstanding obligation under
     receivables purchase
     agreement                          70,000            70,000             --            --             --
                                      ----------------------------------------------------------------------
Total contractual cash obligations    $209,183           $76,391         $3,558      $126,559         $2,675
                                      ======================================================================

                                                           Amount of Availability Per Period
Unused Availability of           Total Amounts  ------------------------------------------------------------
Financing Sources                   Available   Less than 1 year    1-3 years     4-5 years     Over 5 years
------------------------------------------------------------------------------------------------------------
  Unused revolving credit
     facility                          $26,889            $   --        $26,889        $   --         $   --
  Unused availability under
     receivables purchase
     agreement                          13,943                --         13,943            --             --
                                       ---------------------------------------------------------------------
Total available                        $40,832            $   --        $40,832        $   --         $   --
                                       =====================================================================

The Company has 7 1/2 years remaining on a 10-year guaranteed supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of 1.2 billion pounds of P1020/99.7% aluminum at current market prices from Glencore over the 10-year term.

At June 30, 2003, the Company held firm-priced aluminum purchase and sales commitments through December 2004 totaling $12 million and $107 million, respectively. The Company hedges the impact of changes in prices related to these commitments as explained in the section entitled "Risk Management" which follows.

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

For the second quarter ending June 30, 2003, the Company's aluminum futures contracts did not meet certain "effectiveness" requirements set forth in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Accordingly, as prescribed by the provisions of SFAS No. 133, the derivative instruments that were used as hedges were marked-to-market and the gains and losses during the second quarter of 2003 were recorded currently in the consolidated statement of operations instead of being deferred in other comprehensive income and included in income when the underlying hedged transactions occur. The Company's natural gas futures continue to be deemed "effective" per SFAS No. 133 and accordingly the gains and losses on these financial instruments are deferred in other comprehensive income and included in income when the underlying hedged transactions occur.

As of June 30, 2003, the Company had $3.0 million of deferred net gains recorded in accumulated other comprehensive income. Over the next twelve months, approximately $2.8 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as a reduction of cost of goods sold. A net gain of $0.6 million and $0.4 million was recognized in cost of goods sold during the three months and six months ended June 30, 2003, respectively, and a net loss of $0.04 million and $0.11 million was recognized in cost of goods sold during the three months and six months ended June 30, 2002, respectively, representing the amount of the hedges' ineffectiveness. As of June 30, 2003, the Company held open aluminum and natural gas futures and forward contracts having maturity dates extending through December 2005.

Before entering into futures contracts, forward contracts and options, the Company reviews the credit rating of the counterparty and assesses credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not expect any such counterparties to not perform.

Recently Issued Accounting Pronouncements
In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not expect the adoption of this Interpretation to have a material impact on the Company's results of operations or financial position.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (" SFAS No. 149"). The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, the provisions of this Statement are generally to be applied prospectively. Management does not expect the adoption of this Statement to have a material impact on the Company's results of operations or financial position.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 apply immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of this Statement to have a material impact on the Company's results of operations or financial position.

Item 4.  Controls and Procedures

The Company's certifying officers have concluded based on their evaluation of the Company's disclosure controls and procedures that the disclosure controls and procedures as of the end of the quarter ended June 30, 2003 are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Form 10-Q was being prepared and that information required to be disclosed by the Company in its reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, there was no change in internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

         31       Rule 13a-14(a)/15d-14(a) Certifications ("Section 302
                     Certifications").

         32       Section 1350 Certifications ("Section 906 Certifications").

(b) Reports on Form 8-K

The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2003:

         A Form 8-K dated April 9, 2003 reporting that the Company and Wise Alloys form strategic alliance to market Commonwealth Aluminum-branded wide-width coil products.

         A Form 8-K dated April 10, 2003 reporting that steelworkers at the Company's Lewisport, Kentucky plant sign new five-year labor contract.

         A Form 8-K dated April 22, 2003 reporting the Company's results of operations for the First Quarter of 2003.

         A Form 8-K dated April 24, 2003 reporting that the Company declares regular quarterly dividend.

         A Form 8-K dated April 24, 2003 reporting an excerpt from the transcript of the Company's First Quarter 2003 Earnings Conference Call.

         A Form 8-K dated April 25, 2003 reporting that the Company adjourns annual meeting.

         A Form 8-K dated June 26, 2003 reporting the Company's cost cutting initiatives in response to challenging market conditions.

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


                          COMMONWEALTH INDUSTRIES, INC.


                          By:          /s/ Donald L. Marsh, Jr.
                                       ------------------------
                                       Donald L. Marsh, Jr.
                                       Executive Vice President and
                                       Chief Financial Officer

Date:    August 7, 2003

                                  Exhibit Index
                                  -------------

Exhibit
Number                    Description
------   ----------------------------------------------------------------

31       Rule 13a-14(a)/15d-14(a) Certifications ("Section 302 Certifications").

32       Section 1350 Certifications ("Section 906 Certifications").