Form 10-Q
period 2003-09-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 2003-11-06
CIK 934747

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No
|_|
         The registrant had 16,010,971 shares of common stock outstanding at October 29, 2003.

================================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2003

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number
                                                                    -----------
         Condensed Consolidated Balance Sheet as of September
         30, 2003 and December 31, 2002                                 3

         Condensed Consolidated Statement of Operations for the
         three months and nine months ended September 30, 2003
         and 2002                                                       4

         Condensed Consolidated Statement of Comprehensive Income
         for the three months and nine months ended September
         30, 2003 and 2002                                              5

         Condensed Consolidated Statement of Cash Flows for the
         nine months ended September 30, 2003 and 2002                  6

         Notes to Condensed Consolidated Financial Statements           7-19


Item 2.  Management's Discussion and Analysis of Financial Condition    20-26
          and Results of Operations

Item 4.   Controls and Procedures                                       26

                           Part II - Other Information

Item 1.   Legal Proceedings                                             27

Item 6.   Exhibits and Reports on Form 8-K                              27

Signatures                                                              28

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                  September 30,          December 31,
                                                                      2003                   2002
                                                                 -------------          --------------
Assets
Current assets:
     Cash and cash equivalents                                      $   2,940               $  13,211
     Accounts receivable, net                                             312                      66
     Inventories                                                      116,067                 125,348
     Net residual interest in receivables sold                         81,633                  81,195
     Prepayments and other current assets                               5,051                   7,133
                                                                 -------------          --------------
          Total current assets                                        206,003                 226,953
Property, plant and equipment, net                                    142,868                 146,968
Goodwill                                                               48,872                  48,872
Other noncurrent assets                                                 5,423                   6,111
                                                                 -------------          --------------
          Total assets                                              $ 403,166               $ 428,904
                                                                 =============          ==============

Liabilities
Current liabilities:
     Accounts payable                                               $  47,151               $  59,594
     Accrued liabilities                                               27,507                  28,527
                                                                 -------------          --------------
          Total current liabilities                                    74,658                  88,121
Long-term debt                                                        128,190                 125,000
Other long-term liabilities                                             3,921                   5,183
Accrued pension benefits                                               27,043                  26,743
Accrued postretirement benefits                                        70,085                  76,670
                                                                 -------------          --------------
          Total liabilities                                           303,897                 321,717
                                                                 -------------          --------------

Commitments and contingencies                                               -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,010,971 and 15,997,651 shares outstanding at
          September 30, 2003 and December 31, 2002, respectively          160                     160
     Additional paid-in capital                                       405,703                 405,613
     Accumulated deficit                                             (284,999)               (277,942)
     Accumulated other comprehensive income:
           Minimum pension liability adjustment                       (21,391)                (21,391)
           Effects of cash flow hedges                                   (204)                    747
                                                                 -------------          --------------
              Total stockholders' equity                               99,269                 107,187
                                                                 -------------          --------------
              Total liabilities and stockholders' equity            $ 403,166               $ 428,904
                                                                 =============          ==============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands except per share data)

                                                          Three months ended               Nine months ended
                                                            September 30,                     September 30,
                                                      --------------------------       ---------------------------
                                                        2003            2002              2003            2002
                                                      ----------     -----------       -----------     -----------
Net sales                                             $ 248,117       $ 253,933         $ 675,205       $ 727,519
Cost of goods sold                                      231,760         234,571           637,316         681,933
                                                      ----------     -----------       -----------     -----------
     Gross profit                                        16,357          19,362            37,889          45,586
Selling, general and administrative expenses             10,094          12,524            33,311          34,779
                                                      ----------     -----------       -----------     -----------
     Operating income                                     6,263           6,838             4,578          10,807
Other income (expense), net                                 423             332             1,331             818
Interest expense, net                                    (3,728)         (3,704)          (11,215)        (11,406)
                                                      ----------     -----------       -----------     -----------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle           2,958           3,466            (5,306)            219
Income tax expense (benefit)                                 50          (2,610)              150          (2,532)
                                                      ----------     -----------       -----------     -----------
     Income (loss) before cumulative effect of
       change in accounting principle                     2,908           6,076            (5,456)          2,751
Cumulative effect of change in accounting principle           -               -                 -         (25,327)
                                                      ----------     -----------       -----------     -----------
     Net income (loss)                                  $ 2,908         $ 6,076          $ (5,456)      $ (22,576)
                                                      ==========     ===========       ===========     ===========

Basic net income (loss) per share:
   Income (loss) before cumulative effect of
     change in accounting principle                      $ 0.18          $ 0.38           $ (0.34)         $ 0.17
   Cumulative effect of change in accounting principle        -               -                 -           (1.58)
                                                      ----------     -----------       -----------     -----------
   Net income (loss)                                     $ 0.18          $ 0.38           $ (0.34)         $(1.41)
                                                      ==========     ===========       ===========     ===========

Diluted net income (loss) per share:
   Income (loss) before cumulative effect of
     change in accounting principle                      $ 0.18          $ 0.38           $ (0.34)         $ 0.17
   Cumulative effect of change in accounting principle        -               -                 -           (1.57)
                                                      ----------     -----------       -----------     -----------
   Net income (loss)                                     $ 0.18          $ 0.38           $ (0.34)         $(1.40)
                                                      ==========     ===========       ===========     ===========

Weighted average shares outstanding
     Basic                                               16,011          15,998            16,011          15,992
     Diluted                                             16,034          16,092            16,011          16,100

Dividends paid per share                                    $ -          $ 0.05            $ 0.10          $ 0.15

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
         Condensed Consolidated Statement of Comprehensive Income (Loss)
                                 (in thousands)

                                                              Three months ended          Nine months ended
                                                                 September 30,              September 30,
                                                           ------------------------     ---------------------
                                                              2003          2002          2003          2002
                                                           ---------    -----------     --------      --------
Net income (loss)                                           $ 2,908        $ 6,076       $(5,456)     $(22,576)
Other comprehensive income, net of tax:
  Net change related to cash flow hedges:
    Increase (decrease) in fair value of cash flow hedges    (1,459)        (6,313)        3,807        (3,174)
    Reclassification adjustment for (gains) losses included
      in net income                                          (1,743)         4,267        (4,758)        9,479
                                                           ---------    -----------      --------     --------
     Net change related to cash flow hedges                  (3,202)        (2,046)         (951)        6,305
                                                           ---------    -----------      --------     --------
Comprehensive income (loss)                                 $  (294)       $ 4,030       $(6,407)     $(16,271)
                                                           =========    ===========      ========     ========

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                   Nine months ended September 30,
                                                                    ----------------------------
                                                                      2003              2002
                                                                    ---------         ----------
Cash flows from operating activities:
   Net income (loss)                                                $ (5,456)         $ (22,576)
   Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operations:
        Depreciation                                                  15,417             15,940
        Amortization                                                     666                762
        Goodwill impairment charge                                         -             25,327
        Loss on disposal of property, plant and equipment                 68                196
        Issuance of common stock in connection with stock awards          90                170
        Changes in assets and liabilities:
          (Increase) in accounts receivable, net                        (246)               (56)
           Decrease in inventories                                     9,281              2,669
          (Increase) in net residual interest in receivables sold       (438)           (17,875)
           Decrease (increase) in prepayments and other current assets    25               (806)
           Decrease (increase) in other noncurrent assets                 22             (2,419)
          (Decrease) increase in accounts payable                    (12,443)             3,571
           Increase in accrued liabilities                                86              3,993
          (Decrease) in other liabilities                             (7,547)            (4,736)
                                                                    ---------         ----------
              Net cash (used in) provided by operating activities       (475)             4,160
                                                                    ---------         ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                        (11,543)           (10,089)
   Proceeds from sale of property, plant and equipment                   158                 23
                                                                    ---------         ----------
        Net cash (used in) investing activities                      (11,385)           (10,066)
                                                                    ---------         ----------
Cash flows from financing activities:
   Increase in outstanding checks in excess of deposits                    -                351
   Proceeds from long-term debt                                       75,168             55,700
   Repayments of long-term debt                                      (71,978)           (55,700)
   Repayments of notes receivable from sale of common stock                -              1,561
   Cash dividends paid                                                (1,601)            (2,399)
                                                                    ---------         ----------
        Net cash provided by (used in) financing activities            1,589               (487)
                                                                    ---------         ----------
Net (decrease) in cash and cash equivalents                          (10,271)            (6,393)
Cash and cash equivalents at beginning of period                      13,211              6,393
                                                                    ---------         ----------
Cash and cash equivalents at end of period                          $  2,940          $       -
                                                                    =========         ==========
Supplemental disclosures:
     Interest paid                                                  $  7,584          $   7,551
     Income taxes paid (refunds received)                                167               (492)

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

2. Stock-Based Compensation
At September 30, 2003, the Company had stock-based compensation plans which are described more fully in note 14 to the consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 2002. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased for the three months and nine months ended September 30, 2003 and the nine months ended September 30, 2002 and the Company's net income and basic and diluted net income per share would have been reduced for the three months ended September 30, 2002 to the pro forma amounts which follow (in thousands except per share data):

                                                           Three months ended
                                                              September 30,
                                                           2003           2002
                                                           ----           ----
Net income as reported                                   $2,908         $6,076
Less total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects                                          50            110
                                                         ------         ------
Pro forma net income                                     $2,858         $5,966
                                                         ======         ======

Basic net income per share
    As reported                                           $0.18          $0.38
    Pro forma                                              0.18           0.37
Diluted net income per share
    As reported                                           $0.18          $0.38
    Pro forma                                              0.18           0.37

                                                             Nine months ended
                                                               September 30,
                                                           2003           2002
                                                           ----           ----
Net income (loss) as reported                            $(5,456)      $(22,576)
Less total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects                                          234            297
                                                         -------       --------
Pro forma net income (loss)                              $(5,690)      $(22,873)
                                                         =======       ========

Basic net income (loss) per share
    As reported                                           $(0.34)        $(1.41)
    Pro forma                                              (0.36)         (1.43)
Diluted net income (loss) per share
    As reported                                           $(0.34)        $(1.40)
    Pro forma                                              (0.36)         (1.43)

3. Receivables Purchase Agreement
On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. The Company services the receivables for a fee in accordance with the receivables purchase agreement. In addition, under the agreement, the receivables are sold with no recourse to the Company and the Company records no discount on the sale of the receivables. During September 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003 and in October 2002, extended the agreement for an additional year ending in September 2004. In addition during September 2001, the Company and the financial institution agreed to reduce the maximum amount which can be outstanding under the agreement to $95.0 million and in October 2003, the availability was further reduced to $60.0 million. At September 30, 2003 and 2002, the Company had outstanding under the agreement $40.0 million and $20.0 million, respectively, and had $81.6 million and $100.2 million, respectively, of net residual interest in the receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first nine months of 2003 and 2002, the Company received gross proceeds of $62.0 million and $37.0 million, respectively, from the sale of receivables and made gross payments of $46.0 and $37.0 million, respectively, under the agreement.

4. Inventories
Inventories consist of the following (in thousands):

                                    September 30, 2003        December 31, 2002
                                    ------------------        -----------------
Raw materials                             $  24,104               $   22,718
Work in process                              51,429                   46,676
Finished goods                               31,598                   43,780
Expendable parts and supplies                14,409                   14,320
                                         ----------              -----------
                                            121,540                  127,494
LIFO reserve                                 (5,473)                  (2,146)
                                         ----------              -----------
                                          $ 116,067               $  125,348
                                         ==========              ===========

The Company's raw materials, work in process and finished goods inventories are valued using the last-in, first-out (LIFO) accounting method in the Company's aluminum segment and the first-in, first-out (FIFO) and average-cost accounting methods in the Company's electrical products segment. The FIFO accounting method is used throughout the entire Company for valuing its expendable parts and supplies inventory. Inventories of approximately $93.0 million and $98.2 million, included in the above totals (before the LIFO reserve) at September 30, 2003 and December 31, 2002, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

5. Provision for Income Taxes
The Company recognized income tax expense of $0.05 million and $0.2 million for the three months and nine months ended September 30, 2003, respectively, compared to an income tax benefit of $2.6 million and $2.5 million for the three months and nine months ended September 30, 2002, respectively. The Company recorded an adjustment of $2.7 million in the three months ended September 30, 2002 to reduce prior year's income tax accruals.

6. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                      Three months ended
                                                                                         September 30,
                                                                                      2003         2002
                                                                                      ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income before cumulative effect of change in accounting principle               $2,908       $6,076
     Cumulative effect of change in accounting principle                                  -            -
                                                                                     ------       ------
     Net income                                                                      $2,908       $6,076
                                                                                     ======       ======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                             16,011       15,998
                                                                                     ======       ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                             16,011       15,998
     Plus: dilutive effect of stock options                                              23           94
                                                                                     ------       ------
           Adjusted weighted average shares                                          16,034       16,092
                                                                                     ======       ======

Basic and diluted per share data:
     Income before cumulative effect of change in accounting principle                $0.18        $0.38
     Cumulative effect of change in accounting principle                                  -            -
                                                                                     ------       ------
     Net income                                                                       $0.18        $0.38
                                                                                     ======       ======

                                                                                      Nine months ended
                                                                                        September 30,
                                                                                      2003         2002
                                                                                      ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) before cumulative effect of change in accounting principle       $(5,456)      $2,751
     Cumulative effect of change in accounting principle                                  -      (25,327)
                                                                                    -------      -------
     Net income (loss)                                                              $(5,456)    $(22,576)
                                                                                    =======      =======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                             16,011       15,992
                                                                                     ======       ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                             16,011       15,992
     Plus: dilutive effect of stock options                                               -          108
                                                                                     ------       ------
           Adjusted weighted average shares                                          16,011       16,100
                                                                                     ======       ======

Basic per share data:
     Income (loss) before cumulative effect of change in accounting principle        $(0.34)       $0.17
     Cumulative effect of change in accounting principle                                  -        (1.58)
                                                                                     ------       ------
     Net income (loss)                                                               $(0.34)      $(1.41)
                                                                                     ======       ======

Diluted per share data:
     Income (loss) before cumulative effect of change in accounting principle        $(0.34)       $0.17
     Cumulative effect of change in accounting principle                                  -        (1.57)
                                                                                     ------       ------
     Net income (loss)                                                               $(0.34)      $(1.40)
                                                                                     ======       ======

Options to purchase 577,000 common shares, which equate to 44,004 incremental common equivalent shares for the nine months ended September 30, 2003 were excluded from the diluted calculation above as their effect would have been antidilutive. In addition, options to purchase 1,382,500 and 1,092,000 common shares for the three months and nine months ended September 30, 2003, respectively, and 794,000 common shares for both the three months and nine months ended September 30, 2002 were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the periods.


7.  Financial Instruments and Hedging Activities
The Company enters into futures contracts, forward contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company has designated the futures contracts and forward contracts as cash flow hedges of anticipated aluminum raw material and natural gas requirements, respectively. For the second quarter ending June 30, 2003 and the third quarter ending September 30, 2003, the Company's aluminum futures contracts did not meet certain "effectiveness" requirements set forth in Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"). Accordingly, as prescribed by the provisions of SFAS No. 133, the derivative instruments used as hedges were marked-to-market and the gains and losses during the second and third quarters of 2003 were recorded currently in the consolidated statement of operations instead of being deferred in other comprehensive income and included in income when the underlying hedged transactions occur. The Company's natural gas futures continue to be deemed "effective" per SFAS No. 133 and accordingly the gains and losses on these financial instruments are deferred in other comprehensive income and included in income when the underlying hedged transactions occur.

As of September 30, 2003, the Company had $0.2 million of deferred net losses recorded in accumulated other comprehensive income. Over the next twelve months, approximately $0.6 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as a reduction of cost of goods sold. As of September 30, 2003, the Company held open aluminum and natural gas futures and forward contracts having maturity dates extending through December 2005. A net gain of $1.1 million and $1.5 million was recognized as a reduction in cost of goods sold during the three months and nine months ended September 30, 2003, respectively, and a net loss of $0.05 million and $0.16 million was recognized in cost of goods sold during the three months and nine months ended September 30, 2002, respectively, representing the amount of the hedges' ineffectiveness.

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

The following displays the changes in the carrying amount of goodwill in each of the Company's reportable segments for the three months ended March 31, 2002 (in thousands). There have been no further changes in the carrying amount of goodwill since March 31, 2002:

                                                                                  Electrical
                                                                   Aluminum        Products        Total
                                                                   --------       ----------     --------
Balance December 31, 2001                                           $13,470         $60,729       $74,199
  Goodwill impairment loss as a result of transitional
     Impairment test related to adoption of SFAS No. 142            (13,470)        (11,857)      (25,327)
                                                                   --------        --------       -------
Balance March 31, 2002                                              $     -         $48,872       $48,872
                                                                   ========        ========       =======

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

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months and nine months ended September 30, 2003 and 2002 (in thousands). The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments. Certain expenses and assets relating to information technology which prior to the first quarter of 2003 had been allocated to reportable segments are no longer being allocated. Prior period amounts have been reclassified to conform with current classifications.

                                                                       Electrical
                                                          Aluminum      Products       Other        Total
                                                          --------     ----------    ---------     ----------
Three months ended September 30, 2003
-------------------------------------
Net sales to external customers                              $221,213      $26,904        $  --      $248,117
Intersegment net sales                                          3,906           --       (3,906)           --
Operating income (loss)                                        11,112           29       (4,878)        6,263
Depreciation                                                    4,608          559           --         5,167
Amortization                                                       --           --          222           222
Total assets                                                  303,908       86,393       12,865       403,166
Capital expenditures                                            1,353           77        3,022         4,452

Three months ended September 30, 2002
-------------------------------------
Net sales to external customers                              $224,124      $29,809        $  --      $253,933
Intersegment net sales                                          4,656           --       (4,656)           --
Operating income (loss)                                        11,506        1,137       (5,805)        6,838
Depreciation                                                    4,725          571           --         5,296
Amortization                                                       --           --          225           225
Total assets                                                  324,589       93,236        1,742       419,567
Capital expenditures                                            2,975           11        3,909         6,895

Nine months ended September 30, 2003
------------------------------------
Net sales to external customers                              $598,598      $76,607        $  --      $675,205
Intersegment net sales                                         12,422           --      (12,422)           --
Operating income (loss)                                        22,271       (1,017)     (16,676)        4,578
Depreciation                                                   13,740        1,677           --        15,417
Amortization                                                       --           --          666           666
Total assets                                                  303,908       86,393       12,865       403,166
Capital expenditures                                            4,920          345        6,278        11,543

Nine months ended September 30, 2002
------------------------------------
Net sales to external customers                              $641,081      $86,438        $  --      $727,519
Intersegment net sales                                         14,190           --      (14,190)           --
Operating income (loss)                                        21,484        5,069      (15,746)       10,807
Depreciation                                                   14,228        1,712           --        15,940
Amortization                                                       --           --          762           762
Total assets                                                  324,589       93,236        1,742       419,567
Capital expenditures                                            5,926          254        3,909        10,089


10. Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $30 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, a combining balance sheet as of September 30, 2003 and December 31, 2002, statement of operations for the three months and nine months ended September 30, 2003 and 2002 and statement of cash flows for the nine months ended September 30, 2003 and 2002.

                  Combining Balance Sheet at September 30, 2003
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $   2,940   $    --      $    --      $   2,940
          Accounts receivable, net                                          --        298,466        --       (298,154)         312
          Inventories                                                       --        116,067        --           --        116,067
          Net residual interest in receivables sold                         --           --        81,633         --         81,633
          Prepayments and other current assets                               435        4,616        --           --          5,051
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      422,089      81,633     (298,154)     206,003
Property, plant and equipment, net                                          --        142,868        --           --        142,868
Goodwill, net                                                               --         48,872        --           --         48,872
Other noncurrent assets                                                  424,757        4,552        --       (423,886)       5,423
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 425,192    $ 618,381   $  81,633    $(722,040)   $ 403,166
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Accounts payable                                             $ 170,063    $  47,151   $ 128,091    $(298,154)   $  47,151
          Accrued liabilities                                              9,265       19,000        (758)        --         27,507
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 179,328       66,151     127,333     (298,154)      74,658
Long-term debt                                                           125,000        3,190        --           --        128,190
Other long-term liabilities                                                 --          3,921        --           --          3,921
Accrued pension benefits                                                    --         27,043        --           --         27,043
Accrued postretirement benefits                                             --         70,085        --           --         70,085
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         304,328      170,390     127,333     (298,154)     303,897
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            160            1        --             (1)         160
     Additional paid-in capital                                          405,703      486,727       5,000     (491,727)     405,703
     Accumulated deficit                                                (284,999)     (17,142)    (50,700)      67,842     (284,999)
     Accumulated other comprehensive income:
        Minimum pension liability adjustment                                --        (21,391)       --           --        (21,391)
        Effects of cash flow hedges                                         --           (204)       --           --           (204)
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                120,864      447,991     (45,700)    (423,886)      99,269
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 425,192    $ 618,381   $  81,633    $(722,040)   $ 403,166
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
                                                                       =========    =========   =========    =========    =========

 Combining Statement of Operations for the three months ended September 30, 2003
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 248,117      $    --         $    --         $ 248,117
Cost of goods sold                                              --           231,760           --              --           231,760
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            16,357           --              --            16,357
Selling, general and administrative expenses                      52          10,042           --              --            10,094
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (52)          6,315           --              --             6,263
Other income (expense), net                                    6,428             423           --            (6,428)            423
Interest income (expense), net                                (3,468)            652           (912)           --            (3,728)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle                2,908           7,390           (912)         (6,428)          2,958
Income tax expense                                              --                50           --              --                50
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                          2,908           7,340           (912)         (6,428)          2,908
Cumulative effect of change in accounting principle             --              --             --              --              --
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   2,908       $   7,340      $    (912)      $  (6,428)      $   2,908
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
                                                           =========       =========      =========       =========       =========

 Combining Statement of Operations for the nine months ended September 30, 2003
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 675,205      $    --         $    --         $ 675,205
Cost of goods sold                                              --           637,316           --              --           637,316
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            37,889           --              --            37,889
Selling, general and administrative expenses                     224          33,087           --              --            33,311
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (224)          4,802           --              --             4,578
Other income (expense), net                                    5,171           1,331           --            (5,171)          1,331
Interest income (expense), net                               (10,403)          1,807         (2,619)           --           (11,215)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle               (5,456)          7,940         (2,619)         (5,171)         (5,306)
Income tax expense                                              --               150           --              --               150
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before cumulative effect of
       change in accounting principle                         (5,456)          7,790         (2,619)         (5,171)         (5,456)
Cumulative effect of change in accounting principle             --              --             --              --              --
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (5,456)      $   7,790      $  (2,619)      $  (5,171)      $  (5,456)
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
                                                           =========       =========      =========       =========       =========

 Combining Statement of Cash Flows for the nine months ended September 30, 2003
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $ (5,456)   $  7,790   $  (2,619)   $ (5,171)   $ (5,456)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operations:
        Depreciation                                                           --        15,417        --          --        15,417
        Amortization                                                           --           666        --          --           666
        Loss on disposal of property, plant and equipment                      --            68        --          --            68
        Issuance of common stock in connection with stock awards                 90        --          --          --            90
        Equity in undistributed net income of subsidiaries                   (5,171)       --          --         5,171         --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (11,619)       --        11,373        (246)
             Decrease in inventories                                           --         9,281        --          --         9,281
             (Increase) in net residual interest in receivables sold           --          --          (438)       --          (438)
             Decrease in prepayments and other current assets                  --            25        --          --            25
             Decrease (increase) in other noncurrent assets                     327        (305)       --          --            22
             Increase (decrease) in accounts payable                          8,405     (12,443)      2,968     (11,373)    (12,443)
             Increase (decrease) in accrued liabilities                       3,406      (3,409)         89        --            86
             (Decrease) in other liabilities                                   --        (7,547)       --          --        (7,547)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by (used in) operating activities          1,601      (2,076)       --          --          (475)
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --       (11,543)       --          --       (11,543)
   Proceeds from sale of property, plant and equipment                         --           158        --          --           158
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --       (11,385)       --          --       (11,385)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                --        75,168        --          --        75,168
   Repayments of long-term debt                                                --       (71,978)       --          --       (71,978)
   Cash dividends paid                                                       (1,601)       --          --          --        (1,601)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) financing activities                              (1,601)      3,190        --          --         1,589
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --       (10,271)       --          --       (10,271)
Cash and cash equivalents at beginning of period                               --        13,211        --          --        13,211
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $  2,940    $   --      $   --      $  2,940
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
                                                                           ========    ========    ========    ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in item 1 of this report in addition to the consolidated financial statements of the Company and the notes thereto included in the Company's annual report to stockholders for the year ended December 31, 2002, including footnote 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Application of Critical Accounting Policies" in this section for further information. The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could render them materially different, including, but not limited to, the success of the implementation of the company-wide information system, the effect of global economic conditions, the ability to achieve the level of cost savings or productivity improvements anticipated by management, the effect (including possible increases in the cost of doing business) resulting from war and terrorist activities or political uncertainties, the ability to successfully implement new marketing and sales strategies, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, the ability to effectively hedge the cost of raw materials, capacity and supply constraints or difficulties, the success of the Company in implementing its business strategy, and other risks as detailed in the Company's various Securities and Exchange Commission filings.

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

During the first nine months of 2003, shipments of the Company's aluminum sheet products decreased by 18% from the first nine months of 2002 due to weak economic conditions, however third quarter 2003 shipments have trended upward to the highest level in 2003 having increased 10% over the second quarter of 2003 and 6% over the first quarter of 2003. Contributing to the nine-month decline in aluminum shipments was planned equipment downtime for maintenance and capital improvement outages during the first quarter of 2003. Despite the decreased aluminum shipments, material margins for the first nine months of 2003 were higher than the first nine months of 2002 helping to partially offset the sales volume decline. The improvement in margin was principally the outcome of initiatives to: maintain selling price increases introduced in the first quarter of 2003; increase the volume of product available for the Company's higher value added products; and continue to actively pursue new customers and new markets offering higher margin opportunities than the Company's traditional high volume commodity markets. In addition, the material margin was favorably impacted by a third quarter 2003 gain of approximately $1.1 million or $0.07 per share relating to certain aluminum hedge transactions. The Company determined that hedges in place during the quarter to reduce its exposure to aluminum price fluctuations did not meet certain "effectiveness" requirements set forth in Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"). Accordingly, as prescribed by the provisions of SFAS No. 133, the derivative instruments used as hedges were marked-to-market, giving rise to the $1.1 million gain.

Demand for the Company's electrical products decreased during the first nine months of 2003. Shipments were down 6% compared to the first nine months of 2002 reflecting weakness in key markets in the electrical products sector, particularly commercial construction, however third quarter 2003 shipments increased 12% compared to shipments for the second quarter of 2003 reflecting a strengthening of demand in the commercial construction market even though net selling prices were lower. Material margins for the first nine months of 2003 decreased 15% from the first nine months of 2002. Lower net selling prices due to the competitive price environment combined with higher material costs resulted in the decrease in material margins for the first nine months of 2003 versus the first nine months of 2002. While manufacturing costs per foot were up for the nine-month period 2003 versus the same period in 2002, manufacturing costs per foot for the third quarter 2003 were down compared to the third quarter of 2002 and the second quarter of 2003 primarily due to lower overtime labor, group insurance and workers compensation insurance costs.

During the second quarter of 2003, the Company implemented changes to its postretirement medical insurance program applicable to all non-bargaining unit Kentucky employees, limiting eligibility and increasing premiums. Because of these changes, the Company realized a second quarter benefit of approximately $2.5 million after tax or $0.16 per share and a third quarter benefit of approximately $2.0 million after tax or $0.12 per share. The Company recognized the second quarter and third quarter benefits as reductions of approximately $1.3 million and $1.0 million, respectively, in cost of goods sold and $1.2 million and $1.0 million, respectively, in selling, general and administrative expenses. In addition to the effect on the second and third quarter of 2003, the Company estimates that net income will be increased approximately $2.0 million in the fourth quarter of 2003, approximately $8.3 million in 2004 and approximately $1.7 million in 2005.

During the second quarter of 2002, the Company completed its transitional test of goodwill upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Pursuant to this test, the Company recorded a charge of $25.3 million or $1.58 per diluted share (before and after tax), as a cumulative effect of a change in accounting principle, to reflect the impairment of goodwill on the balance sheet as of January 1, 2002. During the fourth quarter of 2003, the Company will be conducting its annual impairment review of the Company's remaining goodwill balance of $48.9 million relating to the Company's Alflex electrical products reporting unit. See the caption entitled "Cumulative effect of change in accounting principle" in the following section and note 8 to the condensed consolidated financial statements for additional information.

Application of Critical Accounting Policies
The Company's discussion and analysis of financial condition and results of operation is based upon the Company's condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most critical accounting policies require the use of estimates relating to the valuation of property, plant and equipment and goodwill, assumptions and methodology for assessing hedge effectiveness regarding aluminum and natural gas futures contracts, forward contracts and options, assumptions for computing pension and postretirement benefits obligations, allowance for uncollectible accounts receivable, assumptions for computing workers'compensation liabilities and environmental liabilities. See the caption entitled "Application of Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's annual report to stockholders for the year ended December 31, 2002 for additional information.

Results of Operations for the three months and nine months ended September 30, 2003 and 2002
Net Sales. Net sales for the quarter ended September 30, 2003 decreased 2% to $248 million (including $27 million from Alflex) from $254 million (including $30 million from Alflex) for the same period in 2002. The decrease is due to the combined effect of lower aluminum and electrical product shipments and lower net selling prices of electrical products which more than offset an increase in net selling prices of aluminum products. Unit sales volume of aluminum decreased 16% to 195.4 million pounds for the third quarter of 2003 from 232.8 million pounds for the third quarter of 2002. Alflex unit sales volume was 124.5 million feet for the third quarter of 2003, a decrease of 4% versus 130.3 million feet for the comparable period in 2002. As mentioned previously, the decreased aluminum and electrical product shipments were due to difficult business conditions in both businesses. Net sales for the nine-month period ended September 30, 2003, were $675 million (including $77 million from Alflex), a 7% decrease from the $728 million recorded in the first nine months of 2002 (including $86 million from Alflex). The decrease is due to the combined effect of lower aluminum and electrical product shipments and lower net selling prices of electrical products which more than offset an increase in net selling prices of aluminum products. Unit sales volume of aluminum was 557.3 million pounds for the nine months of 2003, a decrease of 18% from the 680.2 million pounds for the first nine months of 2002. Alflex unit sales volume was 350.9 million feet for the first nine months of 2003, a decrease of 6%, versus 374.8 million feet for the comparable period in 2002. As mentioned previously, the decreased aluminum and electrical product shipments were due to difficult business conditions in both businesses.

Gross Profit. Gross profit for the quarter ended September 30, 2003, decreased to $16.4 million (6.6% of net sales) from $19.4 million (7.6% of net sales) for the same period in 2002. Gross profit for the nine months ended September 30, 2003 was $37.9 million (5.6% of net sales) versus $45.6 million (6.3% of net sales) for the comparable period in 2002. Contributing to the third quarter and nine-month decreases in gross profit were decreases in both the Aluminum business and Alflex. The Aluminum business gross profit declined in both the third quarter and nine-month period compared to the prior year periods primarily due to lower shipment volumes, partially offset by the combined effects of improved material margins, the mark-to-market hedge adjustments mentioned previously and by cost of goods sold reductions related to the aforementioned changes to the Company's postretirement medical insurance program. The third quarter and nine-month gross profit decreases at Alflex reflect the net effects of lower shipment volume, lower material margins and a mix of higher manufacturing unit costs for the nine-month period, somewhat offset by lower manufacturing unit costs in the third quarter.

Operating Income. The Company had operating income of $6.3 million for the third quarter of 2003 compared with operating income of $6.8 million for the third quarter of 2002. For the nine-month period ended September 30, 2003, the Company had operating income of $4.6 million, versus operating income of $10.8 million for the first nine months of 2002. The decreases in operating income for the third quarter and nine-month period were primarily due to reduced operating income at both Alflex and the Aluminum business due to the factors described in the preceding paragraph, partially offset by lower selling, general and administrative expenses. Selling, general and administrative expenses during the third quarter of 2003 were $10.1 million, compared with $12.5 million for the same period in 2002 and were $33.3 million for the nine months ended September 30, 2003, compared with $34.8 million for the same period in 2002. The third quarter and nine-month decreases in selling, general and administrative expenses were primarily due to a reduction in postretirement medical expense relating to the changes made in the postretirement medical program during the second quarter of 2003 and lower accruals for employee incentive plans which more than offset an increase in professional service costs principally associated with the Company's project to upgrade its information technology systems.

Cumulative effect of change in accounting principle. A non-cash goodwill impairment charge of $25.3 million was recorded as a cumulative effect of change in accounting principle as of January 1, 2002 under SFAS No.142. See note 8 to the condensed consolidated financial statements for additional information.

Net Income. The Company had net income of $2.9 million for the quarter ended September 30, 2003, compared with net income of $6.1 million for the same period in 2002. The Company's net loss for the nine months ended September 30, 2003 was $5.5 million compared with a net loss of $22.6 million for the first nine months of 2002. The net loss for the first nine months of 2002 includes the $25.3 million goodwill impairment charge described in the preceding paragraph. Interest expense was $3.7 million for both the quarter ended September 30, 2003 and 2002 and $11.2 million for the nine months ended September 30, 2003, compared with $11.4 million for the first nine months of 2002. The nine-month decrease was primarily due to a reduction in interest rates under the Company's receivables purchase agreement which more than offset the combined effect of an increase in amounts outstanding under the agreement and a reduction in investment interest income. Income tax expense was $0.05 million in the third quarter of 2003 compared to an income tax benefit of $2.6 million for the same period in 2002 and an income tax expense of $0.2 million for the nine months ended September 30, 2003 compared to an income tax benefit of $2.5 million for the same period in 2002. The increase in income tax expense was due to a $2.7 million adjustment recorded in the third quarter of 2002 to reduce prior years' income tax accruals.

Off-Balance Sheet Arrangement
During 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003 and in October 2002 extended the agreement for an additional year ending in September 2004. In addition during September 2001, the Company and the financial institution agreed to reduce the size of the facility to $95.0 million and in October 2003, the availability was further reduced to $60.0 million. At September 30, 2003 and 2002, the Company had outstanding under the agreement $40.0 million and $20.0 million, respectively, and had $81.6 million and $100.2 million, respectively, of net residual interest in receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the nine months ended September 30, 2003 and 2002, the Company received gross proceeds of $62.0 million and $37.0 million, respectively, from the sale of receivables and made gross payments of $46.0 million and 37.0 million, respectively, under the agreement. Under the terms of the agreement, the Company is required to maintain tangible net worth of $5 million, and to not exceed certain percentages of credit sales for uncollectible accounts, delinquent accounts and sales returns and allowances. Should the Company exceed such limitations, the financial institution has the right to terminate the agreement.

Liquidity and Capital Resources
The Company's operations used cash flows of $0.5 million for the nine months ended September 30, 2003 compared to providing cash flows of $4.2 million in the nine months ended September 30, 2002. Working capital increased to $131.3 million at September 30, 2003 from $129.5 million at September 30, 2002.

Capital expenditures were $4.4 million during the three months ended September 30, 2003 and $11.5 million during the nine months ended September 30, 2003 compared to $6.9 million during the three months ended September 30, 2002 and $10.1 million during the nine months ended September 30, 2002. At September 30, 2003, the Company had commitments of $4.9 million for the purchase or construction of capital assets. Total capital expenditures for the year 2003 are estimated to be approximately $15.4 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities, acquiring and enhancing software and hardware as part of the Company's information system redesign project and meeting environmental requirements.

The Company's sources of liquidity are cash flows from operations, the Company's receivables purchase agreement described previously and borrowings under its $30 million revolving credit facility. The revolving credit facility expires on March 31, 2005. Availability of advances under the $30 million revolving credit facility is dependent on the continued satisfaction of certain financial covenants contained in the revolving credit agreement. While the Company is currently in full compliance with such financial covenants there is no assurance that the Company will be able to continue meeting such covenants, as currently structured, at all times during the next twelve months. In the event the Company does not meet the requisite covenants it may seek to obtain waivers or amendments of applicable covenant provisions from the participating lenders. In any event, the Company believes it has sufficient liquidity available from operating cash flows and amounts available under its receivables purchase agreement to fund its working capital requirements, capital expenditures, debt service, and if necessary, to satisfy any outstanding amounts under its revolving credit facility for at least the next twelve months.

The Company's revolving credit facility permits borrowings and letters of credit up to $30.0 million outstanding at any time. As noted in the previous paragraph, availability is subject to satisfaction of certain covenants and other requirements. At September 30, 2003 outstanding amounts under the credit facility consisted of $3.2 million of borrowings and $3.1 million of standby letters of credit, leaving $23.7 million available at September 30, 2003.

The Company announced on July 31, 2003, that its Board of Directors had suspended the Company's quarterly cash dividend payments on its common stock as of the third quarter of 2003 due to the challenging economic conditions and to ensure continued compliance with the Company's debt instruments regarding the payment of dividends. The restrictions that limit the payment of cash dividends are contained in the Indenture relating to the Company's $125 million senior subordinated notes due in 2006. The Company believes that the restrictions are likely to result in suspension of the cash dividend through at least the maturity of the senior subordinated notes in 2006.

The following schedules summarize the Company's contractual cash obligations and unused availability of financing sources at September 30, 2003 (in thousands).

                                                             Payments Due By Period
                                                ------------------------------------------------------------
Contractual Cash Obligations          Total     Less than 1 year      1-3 years     4-5 years  After 5 years
------------------------------------------------------------------------------------------------------------
  Long-term debt                      $128,190           $    --         $3,190      $125,000         $   --
  Operating leases                      10,715             3,303          3,400         1,450          2,562
  Standby letters of credit              3,111             3,111             --            --             --
  Outstanding obligation under
     receivables purchase
     agreement                          40,000            40,000             --            --             --
                                      ----------------------------------------------------------------------
Total contractual cash obligations    $182,016           $46,414         $6,590      $126,450         $2,562
                                      ======================================================================

                                                           Amount of Availability Per Period
Unused Availability of            Total Amounts ------------------------------------------------------------
Financing Sources                    Available  Less than 1 year      1-3 years     4-5 years   Over 5 years
------------------------------------------------------------------------------------------------------------
  Unused revolving credit
     facility                         $ 23,699           $    --        $23,699       $   --          $   --
  Unused availability under
     receivables purchase
     agreement                          55,000(1)         55,000(1)          --           --              --
                                      ----------------------------------------------------------------------
Total available                       $ 78,699(2)        $55,000(1)     $23,699       $   --          $   --
                                      ======================================================================

(1) The amount was reduced to $20,000 as of October 31, 2003.
(2) The amount was reduced to $43,699 as of October 31, 2003.


The Company has 7 1/4 years remaining on a 10-year guaranteed supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of 1.2 billion pounds of P1020/99.7% aluminum at current market prices from Glencore over the 10-year term.

At September 30, 2003, the Company held firm-priced aluminum purchase and sales commitments through May 2005 totaling $7 million and $131 million, respectively. The Company hedges the impact of changes in prices related to these commitments as explained in the section entitled "Risk Management" which follows.

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

For the second quarter ending June 30, 2003 and the third quarter ending September 30, 2003, the Company's aluminum futures contracts did not meet certain "effectiveness" requirements set forth in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Accordingly, as prescribed by the provisions of SFAS No. 133, the derivative instruments that were used as hedges were marked-to-market and the gains and losses during the second and third quarter of 2003 were recorded currently in the consolidated statement of operations instead of being deferred in other comprehensive income and included in income when the underlying hedged transactions occur. For the foreseeable future, it is likely that the derivative instruments will continue to be marked-to-market through the consolidated statement of operations. It is the Company's policy to hedge its exposure to variability in expected future cash flows relating to its purchases of scrap aluminum by entering into forward purchase contracts of primary aluminum. Scrap metal purchases are priced by suppliers in relation to prevailing primary metal prices, plus or minus certain quality and delivery differentials. The quality and delivery differentials change from time to time in relation to market conditions, but there is no derivative instrument available to correspondingly hedge such changes. Since the forward purchase contracts used by the Company only hedge the primary metal pricing components, changes in the other scrap metal pricing components cause the noted ineffectiveness. However, the derivative instruments are considered by the Company to be economically appropriate hedges of cash flows associated with the primary metal pricing components of scrap aluminum purchases. The Company's natural gas futures continue to be deemed "effective" per SFAS No. 133 and accordingly the gains and losses on these financial instruments are deferred in other comprehensive income and included in income when the underlying hedged transactions occur.

As of September 30, 2003, the Company had $0.2 million of deferred net losses recorded in accumulated other comprehensive income. Over the next twelve months, approximately $0.6 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as a reduction of cost of goods sold. A net gain of $1.1 million and $1.5 million was recognized in cost of goods sold during the three months and nine months ended September 30, 2003, respectively, and a net loss of $0.05 million and $0.16 million was recognized in cost of goods sold during the three months and nine months ended September 30, 2002, respectively, representing the amount of the hedges' ineffectiveness. As of September 30, 2003, the Company held open aluminum and natural gas futures and forward contracts having maturity dates extending through December 2005.

Before entering into futures contracts, forward contracts and options, the Company reviews the credit rating of the counterparty and assesses credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not expect any such counterparties to not perform.

Recently Issued Accounting Pronouncements
In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied to the first interim or annual period beginning after June 15, 2003, but in October 2003 the Financial Accounting Standards Board decided to defer that implementation to the first interim or annual period beginning after December 15, 2003. Management does not expect the adoption of this Interpretation to have a material impact on the Company's results of operations or financial position.

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

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

      10.1 First Amendment, dated October 14, 2003, to Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and PNC Bank, National Association, as administrative agent, dated as of March 21, 2002.

      31       Rule 13a-14(a)/15d-14(a) Certifications ("Section 302
                  Certifications").

      32       Section 1350 Certifications ("Section 906 Certifications").

(b) Reports on Form 8-K

The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2003:

         A Form 8-K dated July 22, 2003 reporting the Company's results of operations for the Second Quarter of 2003.

         A Form 8-K dated July 31, 2003 reporting that the Company was suspending quarterly cash dividend payments on its common stock.

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


                          COMMONWEALTH INDUSTRIES, INC.


                          By:      /s/ Donald L. Marsh, Jr.
                                   ------------------------
                                   Donald L. Marsh, Jr.
                                   Executive Vice President and
                                   Chief Financial Officer

Date:    November 6, 2003

                                  Exhibit Index
                                  -------------

Exhibit
Number                   Description
-------  ---------------------------------------------------------
10.1 First Amendment, dated October 14, 2003, to Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and PNC Bank, National Association, as administrative agent, dated as of March 21, 2002.

31       Rule 13a-14(a)/15d-14(a) Certifications ("Section 302 Certifications").

32       Section 1350 Certifications ("Section 906 Certifications").