Form 10-K
period 2003-12-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 2004-03-12
CIK 934747

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                       Fiscal Year Ended December 31, 2003

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

    500 West Jefferson Street
     PNC Plaza - 19th Floor
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No
|_|
         The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2003 was $73,059,000.
         The number of shares outstanding of the registrant's common stock as of March 5, 2004 was 16,020,397.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the annual report to stockholders of Commonwealth Industries, Inc. for the year ended December 31, 2003 are incorporated by reference into Parts I and II and portions of the definitive Proxy Statement dated March 26, 2004 for the 2004 Annual Meeting of Stockholders to be held April 23, 2004 are incorporated by reference into Parts II and III.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-K
                      For the Year Ended December 31, 2003

                                      INDEX

                                   PART I                                 Page
                                                                          ----
Item 1.    Business.........................................................3
Item 2.    Properties.......................................................9
Item 3.    Legal Proceedings................................................9
Item 4.    Submission of Matters to a Vote of Security Holders..............9
Item E.O.  Executive Officers of the Registrant............................10

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
               Matters.....................................................11
Item 6.    Selected Financial Data.........................................11
Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................11
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......11
Item 8.    Financial Statements and Supplementary Data.....................11
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................11
Item 9A.   Controls and Procedures.........................................12

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant..............13
Item 11.   Executive Compensation..........................................13
Item 12.   Security Ownership of Certain Beneficial Owners and Management..13
Item 13    Certain Relationships and Related Transactions..................13
Item 14    Principal Accounting Fees and Services..........................13

                                   PART IV

Item 15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K..14
Signatures.................................................................19

                                     PART I

Item 1.  Business.

         Commonwealth Industries, Inc. (the "Company") is one of North America's leading manufacturers of aluminum sheet and, through its Alflex Corporation subsidiary ("Alflex"), of electrical flexible conduit and prewired armored cable.

         The Company's aluminum sheet products are produced using the conventional, direct -chill rolling ingot casting process at the Company's multi-purpose aluminum rolling mill at Lewisport, Kentucky, one of the largest in North America, and by the continuous casting process at its facilities located in Uhrichsville, Ohio, and Carson, California. The Company operates coating lines at the Lewisport mill and at Company facilities in Bedford, Ohio, and Torrance, California. It also operates a tube mill and fabrication facility Kings Mountain, North Carolina. The electrical flexible conduit and prewired armored cable products are manufactured at Alflex facilities in Long Beach, California and Rocky Mount, North Carolina. In addition, Alflex has begun outsourcing a portion of its pre-fabrication assembly processes to a location in Tecate, Mexico.

         The aluminum sheet products manufactured by the Company are generally referred to as common alloy products. They are produced in a number of aluminum common alloys with thicknesses (gauge) of 0.008 to 0.250 inches, widths of up to 72 inches, and a variety of physical properties and packaging, in each case to meet customer specifications. These products are sold to distributors and end-users, principally for use in building and construction products such as roofing, siding, windows and gutters; transportation equipment such as truck trailers and bodies and automotive parts; and consumer durables such as cookware, appliances and lawn furniture. The Company also fabricates aluminum sheet into welded tube products for various markets. Other than for depot sales, which are for standard size products, substantially all of the Company's aluminum sheet products are produced in response to specific customer orders. Production of aluminum sheet products in 2003 was 773 million pounds or about 72% of capacity compared to 925 million pounds or about 86% of capacity in 2002. In 2003, the North American market for aluminum sheet products, excluding rigid container sheet, foil and exports, was approximately 3.6 billion pounds versus
3.9 billion pounds in 2002.

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

         The Company estimates that at December 31, 2003 it had a backlog of firm orders for which product specifications have been defined of 133.7 million pounds of aluminum sheet products with an aggregate sales price of $143.6 million, compared to an estimate of 124.2 million pounds with an aggregate sales price of $122.9 million at December 31, 2002. Backlog is not a significant factor for the Company's electrical products.

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

Aluminum Sheet Products

         Net sales revenue in the Company's aluminum segment accounted for 89%, 88% and 87% of the Company's total net sales revenue in 2003, 2002 and 2001, respectively.

         Manufacturing

         The Company's aluminum sheet manufacturing facilities are comprised of the rolling mills at Lewisport, Kentucky, Uhrichsville, Ohio, and Carson, California, coating facilities at Lewisport, Bedford, Ohio, and Torrance, California and a tube mill and fabrication facility at Kings Mountain, North Carolina.

         The Lewisport mill uses the conventional, vertical direct-chill, rolling ingot casting process. This process permits the production of traditional aluminum sheet with strength, hardness, formability, finishing and other characteristics preferred for many applications. The flexibility permitted by this multi-purpose rolling mill enables the Company to target higher margin products, manufacture a variety of products with consistent high quality and respond quickly to shifts in market demand. In 2003, the Lewisport mill produced 405 million pounds of aluminum sheet products compared to 495 million pounds in 2002. At full capacity utilization, unit costs of converting metal to aluminum sheet products at Lewisport are believed to be among the lowest in the industry for plants using the conventional process.

         The Uhrichsville and Carson mills use low-cost, scrap-based twin-belt mini-mill continuous casting production technology. This process permits the efficient production of aluminum sheet alloys used in building and construction and other applications not requiring the more complex alloys or the physical characteristics better provided by the conventional casting method. The process eliminates several steps associated with conventional casting, thereby reducing manufacturing costs. Capital costs also are significantly lower than for mills using the conventional casting process. In 2003, the Uhrichsville and Carson mills together produced 368 million pounds of aluminum sheet products compared to 430 million pounds in 2002.

         Aluminum Supply

         Most of the aluminum metal used by the Company's rolling mills is purchased, principally from or through aluminum scrap dealers or brokers, in the form of aluminum scrap. The Company believes it is one of the largest users of aluminum scrap other than beverage can scrap in the United States and that the volume of its purchases assists it in obtaining scrap at competitive prices. The Company's remaining requirements are met with purchased primary metal, including metal produced in Russia to specifications that differ from the industry standard for primary aluminum but that is appropriate for the Company's needs.
         The Company has seven years remaining on a 10-year supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of 120 million pounds of P1020/99.7% aluminum at current market prices from Glencore each year over the 10-year term, which began in January 2001. The Company has met or exceeded the minimum purchase quantity for each year of the contract.

         Casting and Rolling

         At Lewisport, scrap, in some cases after processing in the Company's recycling facilities, and primary aluminum are melted in reverbatory furnaces. Small amounts of copper, magnesium, manganese and other metals are added to produce alloys with the desired hardness, formability and other physical characteristics. The molten aluminum is then poured through a mold surrounded by circulating water which cools and solidifies into an ingot about 24 inches thick and weighing as much as 30,000 pounds. The cooled ingot is conveyed to the rolling mill area for further processing.

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

Electrical Products

         Net sales revenue in the Company's electrical products segment accounted for 11%, 12% and 13% of the Company's total net sales revenue in 2003, 2002 and 2001, respectively.

         Alflex fabricates its flexible conduit and armored cable at its Long Beach, California and Rocky Mount, North Carolina facilities in addition to outsourcing a portion of its pre-fabrication assembly processes to a location in Tecate, Mexico. Alflex purchases its aluminum sheet from the Company. Alflex also uses significant amounts of insulated copper wire and steel in its production process.

         Alflex fabricates its electrical products by slitting aluminum or steel sheet on specialized narrow-width slitting equipment, after which the sheet is coiled. The coils are then fed through proprietary forming machines to produce the flexible conduit. Until 1998, Alflex followed a process that draws copper rod into wire, coats the wire with plastic insulation and, for certain products, wraps the coated wire with paper or plastic. The protective armoring is then wrapped around the cabled wire. During 1998, the Company executed a strategic alliance with BICCGeneral whereby beginning in the second half of 1999, Alflex ceased drawing wire and coating the wire with plastic insulation, and instead purchased all of its copper wire requirements from BICCGeneral. During the fourth quarter of 2001, BICCGeneral sold its assets to Southwire Company and Southwire Company is now executing the supply contract.

         Alflex uses a specialized co-extrusion process involving both rigid and flexible plastics (PVC) to produce its non-metallic conduit. After production, the conduit and cable products are cut to length and packaged. Alflex designs and builds much of the equipment used to manufacture its products. In 2003, Alflex produced 458 million feet of electrical products compared to 483 million feet in 2002.

Customers and Markets

         The Company's aluminum sheet products are sold to distributors as well as end-users, principally in the building and construction, transportation and consumer durables markets.

         The following table sets forth for 2003 and 2002 the percentage of aluminum sheet net shipments contributed by each of these classes of customers and the Company's estimate of its share of these markets in North America.

                             % of Net Shipments               % Market Share
                             ------------------               --------------
                             2003           2002            2003           2002
                             ----           ----            ----           ----
Building and construction     43              42             30             35
Distribution                  29              32             23             24
Transportation                10               8              9             11
Consumer durables and other   18              18             15             12
                             ---             ---
                             100             100
                             ===             ===

         The building and construction sector is the largest end-use market other than the packaging market for common alloy aluminum sheet products.

         The Company believes it is one of the largest suppliers of common alloy aluminum sheet to distributors. Distributors, in some cases after slitting, punching, leveling or other processing, resell the Company's products into end-use markets, including the building and construction, transportation and consumer durables markets.

         The Company is one of the largest suppliers of aluminum sheet products to North American manufacturers of transportation equipment, including truck trailers and bodies, recreational vehicles and automobile parts. This market has been severely impacted by the weak economic conditions of the last couple of years. The 2003 commercial transportation market was off 19% from its 2000 consumption rate.

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

         Company sales are made to customers located primarily throughout North America. Sales outside North America have not been significant. During 2003, 2002 and 2001, sales to one major customer amounted to approximately 9.7%, 11.1% and 12.2%, respectively, of the Company's net sales. No other single customer accounted for more than 10% of the Company's net sales in 2003, 2002 or 2001.

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

         Alflex electrical products are sold primarily through independent manufacturer's representatives to electrical distributors. Distributors represented approximately 95% of Alflex net sales in 2003. The remaining sales are made to the do-it-yourself ("DIY"), original equipment manufacturer ("OEM") and heating ventilation and air conditioning ("HVAC") markets. The independent manufacturer's representatives do not market Alflex's products exclusively, but also sell complementary products that are used in conjunction with products manufactured and sold by Alflex. Alflex serves approximately 2,500 customers.

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

         The estimated amounts spent during 2003, 2002 and 2001 on Company-sponsored research and development activities were $1.3 million, $1.3 million and $1.4 million, respectively.

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

         The Company has been named as a potentially responsible party at seven federal superfund sites and is in operations and maintenance at two of the sites for past waste disposal activity associated with closed recycling facilities. The ultimate goal is to delist these two sites under superfund. At the five other federal superfund sites, the Company is a minor contributor and has satisfied its obligations at four of the sites and expects to resolve its liability at the remaining site for a nominal amount. The Company is also under orders by agencies in two states for environmental remediation at three sites, one of which is currently operating and two of which have been closed.

         The Company acquired its Lewisport rolling mill and an aluminum smelter at Goldendale, Washington ("Goldendale"), from Lockheed Martin in 1985. In connection with the transaction, Lockheed Martin indemnified the Company against expenses relating to environmental matters arising during the period of Lockheed Martin's ownership of those facilities.

         The aluminum smelter at Goldendale was operated by Lockheed Martin until 1985 and by the Company from 1985 to 1987 when it was sold to Columbia Aluminum Corporation which has since been renamed Goldendale Aluminum Company ("Goldendale Aluminum"). Past aluminum smelting activities at Goldendale have resulted in environmental contamination and regulatory involvement. A 1993 Settlement Agreement among the Company, Lockheed Martin and Goldendale Aluminum allocated responsibility for future remediation at 11 sites at the Goldendale smelter. If remediation is required, estimates by outside consultants of the probable aggregate cost to the Company for these sites range from $1.3 million to $7.2 million. The Company had an accrual for such liabilities of $1.3 million at December 31, 2003 and 2002. In December 2003, Goldendale Aluminum filed for bankruptcy protection. The Company cannot presently quantify any additional liability that may be incurred as a result of Goldendale Aluminum's bankruptcy filing. The apportionment of responsibility for other sites at Goldendale is left to alternative dispute resolution procedures if and when these locations become the subject of remedial requirements.

         Environmental sampling at Lewisport has disclosed the presence of contaminants, including polychlorinated biphenyls (PCBs). Management believes a portion of the contamination is covered by the Lockheed Martin indemnification, which Lockheed Martin disputes.

         The Company has been named as a potentially responsible party at three third-party disposal sites relating to Lockheed Martin operations, for which Lockheed Martin has assumed responsibility.

         The Company's aggregate loss contingency accrual for environmental matters was $6.7 million and $7.4 million at December 31, 2003 and 2002, respectively, which covers all environmental loss contingencies that the Company has determined to be probable and reasonably estimable. The Company estimates that total cost to remediate these environmental matters could be as much as $16 million should all matters be ultimately concluded in a manner least favorable to the Company. It is not possible, however, to predict the amount or timing of cost for future environmental matters which may subsequently be determined. Although the outcome of any such matters, to the extent they exceed any applicable accrual, could have a material adverse effect on the Company's consolidated results of operations or cash flows for the applicable period, the Company believes that such outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

         The Company has incurred and will continue to incur capital and operating expenditures for matters relating to environmental control and monitoring. Capital expenditures of the Company for environmental control and monitoring for 2003, 2002 and 2001 were $0.5 million, $0.9 million and $0.2 million, respectively. All other environmental expenditures of the Company, including remediation expenditures, for 2003, 2002 and 2001 were $1.6 million, $1.7 million, and $1.9 million, respectively. The Company has planned environmental capital expenditures for 2004 of $0.8 million.

Employees

         At December 31, 2003, the Company employed 1,793 persons, of whom 1,259 were full-time non-salaried employees including 625 at Lewisport represented by the United Steel Workers of America ("USW") and 219 at the Uhrichsville and Bedford facilities represented by the Glass, Molders, Pottery, Plastic & Allied Workers International, AFL-CIO, CLC union ("GMP"). Current collective bargaining agreements with the USW and the GMP expire in July 2008 and December 2006, respectively. The Company believes its relationships with its employees are good.

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

Item 2. Properties.

         The following table sets forth certain information with respect to the Company's principal operating properties used in the Company's two reportable segments: aluminum and electrical products. All of the owned properties collateralize borrowings under the Company's senior secured bank credit facility.

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

Carson, California     Rolling mill             Aluminum     103,000     Owned

Bedford, Ohio          Coating facility         Aluminum     121,000     Leased

Torrance, California   Coating facility         Aluminum      60,000     Leased

Kings Mountain,        Tube mill and            Aluminum     100,000     Leased
 North Carolina         fabrication facility

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

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

Item E.O. Executive Officers of the Registrant.

         The executive officers of the Company as of March 5, 2004 were:

   Name                  Age                  Position with the Company
   ----                  ---                  -------------------------
Mark V. Kaminski         48      President, Chief Executive Officer and Director

Patrick D. King          42      Executive Vice President and Chief Commercial
                                     Officer

Donald L. Marsh, Jr.     57      Executive Vice President and Chief Financial
                                     Officer

John J. Wasz             43      Executive Vice President and President Alflex

Henry Del Castillo       64      Vice President Finance

Gregory P. Givan         51      Vice President and Treasurer

Lenna Ruth Macdonald     41      Vice President, General Counsel and Secretary

William G. Toler         47      Vice President Supply Chain

William R. Witherspoon   58      Vice President Aluminum Operations

John F. Barron           52      Controller and Assistant Secretary

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol CMIN. On March 5, 2004, there were 163 holders of record of the Company's Common Stock. The Company estimates that there were a total of 4,000 stockholders on that date, including beneficial owners. Prior to suspending the Company's quarterly cash dividend during the third quarter of 2003, the Company had paid quarterly cash dividends on its Common Stock of $0.05 per share since becoming publicly owned in March 1995.

         The following table sets out the high and low sales prices for the Common Stock for each quarterly period indicated, as quoted in the Nasdaq National Market:

       2003                            High               Low
       ----                            ----               ---
First Quarter                         $7.00             $4.41
Second Quarter                         6.02              4.25
Third Quarter                          5.37              4.33
Fourth Quarter                        10.09              4.58

       2002                            High               Low
       ----                            ----               ---
First Quarter                         $7.48             $4.48
Second Quarter                         8.11              5.89
Third Quarter                          7.28              4.20
Fourth Quarter                         7.04              4.41

         The information required by Item 201(d) of Regulation S-K may be found under the caption Executive Compensation--Equity Compensation Plan Information in the Company's Proxy Statement dated March 26, 2004 for the Annual Meeting of Stockholders to be held on April 23, 2004 (the "Proxy Statement") and is incorporated herein by reference.

Item 6. Selected Financial Data.

         The information captioned "Consolidated Selected Financial Data" included on page 22 of the Company's annual report to stockholders for the year ended December 31, 2003 is incorporated herein by reference. This information sets forth selected consolidated statement of operations, operating and balance sheet data for the years indicated. The financial information is derived from the audited consolidated financial statements of the Company for such years. This information should be read in conjunction with, and is qualified by reference to, the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 10 through 21 of the Company's annual report to stockholders for the year ended
December 31, 2003 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information under the subcaption "Risk Management" included in the information captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 10 through 21 of the Company's annual report to stockholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

         The following consolidated financial statements of the Company and report of independent auditors included on pages 23 through 62 of the Company's annual report to stockholders for the year ended December 31, 2003 are incorporated herein by reference.

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

Item 9A. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the year ended December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

         During the fourth quarter of 2003, the Company implemented a new information systems platform for its aluminum business. Incomplete system functionality, combined with training and systems integration deficiencies, resulted in information gaps that inhibited effective internal controls over financial reporting. Recognizing these deficiencies, during the fourth quarter of 2003, the Company put in place a number of work-around procedures and controls to counteract the effects of observed information gaps.
         During the completion of the annual audit by the Company's independent auditors, PricewaterhouseCoopers LLP, in February 2004, it became evident that certain material items relating to fourth quarter 2003 transactions had not been reported accurately in the Company's preliminary financial statements. The previously implemented work-around procedures and controls established to counteract the effect of observed information gaps associated with the new systems implementation failed to adequately and timely detect all information necessary to ensure the reliability of financial reporting within the new information systems platform.
         The Company believes that the detected failures to adequately and timely detect all information necessary to ensure the reliability of financial reporting noted herein are temporary, and has implemented greater systems functionality, improved user training and more comprehensive controls over work-around processes in order to address and correct these deficiencies.
         Except as set forth above, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by Item 401 (other than paragraphs (b) and (h) thereof), Item 405 and Item 406 of Regulation S-K may be found under the caption Governance of the Company in the Proxy Statement and is incorporated herein by reference. The information required by Item 401(h) of Regulation S-K may be found under the caption Audit Committee Report in the Proxy Statement and is incorporated herein by reference. The information required by Item 401(b) of Regulation S-K may be found under Item E.O. above.

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

Item 13. Certain Relationships and Related Transactions.

         The information required by Item 404 of Regulation S-K may be found under the caption Governance of the Company --Compensation and Other Transactions with Directors and under the caption Executive Compensation --Management Development and Compensation Committee Interlocks and Insider Participation in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

         The information required by Item 9(e) of Schedule 14A may be found under the caption Relationship with Independent Public Accountants in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) (1)  List of  Financial Statements  filed

         The following consolidated financial statements of the Company and report of independent auditors included in the Company's annual report to stockholders for the year ended December 31, 2003 were incorporated by reference in Part II, item 8 of this report:

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

         (a) (2)  List of Financial Statement Schedules filed

         The following report of independent auditors and financial statement schedule should be read in conjunction with the Company's consolidated financial statements.

         Supplemental Schedule II - Valuation and Qualifying Accounts is filed on page 18 of this report.

         Report of Independent Auditors on the Company's financial statement schedule filed as a part hereof for the years ended December 31, 2003, 2002 and 2001 is filed on page 17 of this report.

         Financial statement schedules other than listed above have been omitted since they are either not required or not applicable or the information is otherwise included.

         (b) Reports on Form 8-K.

         The following reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter ended December 31, 2003:

         A Form 8-K dated October 21, 2003 reporting the Company's results of operations for the Third Quarter of 2003.

         A Form 8-K dated December 22, 2003 reporting that the Company's Ohio facilities had signed a new three-year labor contract.

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

                  10.6.2 Amendment, dated May 5, 2003, to 1997 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

                  10.7 Form of Severance Agreements between the Company and Mark V. Kaminski, Donald L. Marsh, Jr. and John J. Wasz (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.7.1 Form of Severance Agreements between the Company and Henry Del Castillo, Gregory P. Givan, Patrick D. King, Lenna Ruth Macdonald, William G. Toler and William R. Witherspoon (incorporated by reference to
                           Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

                  10.8 Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and PNC Bank, National Association, as administrative agent, dated as of March 21, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

                  10.8.1 First Amendment, dated October 14, 2003, to Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and PNC Bank, National Association, as administrative agent, dated as of March 21, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

                  10.8.2 Second Amendment, dated February 2, 2004, effective as of December 30, 2003, to Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and PNC Bank, National Association, as administrative agent, dated as of March 21, 2002.

                  10.9 Second Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of PNC Bank, National Association, as administrative agent, dated as of March 21, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

                  10.10 Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                  10.11 First Amendment, dated May 12, 1998, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                  10.11.1 Second Amendment, dated September 25, 2000, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                  10.11.2 Third Amendment, dated September 24, 2001, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

                  10.11.3 Fourth Amendment, dated as of April 12, 2002, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

                  10.11.4 Fifth Amendment, dated as of October 29, 2002, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

                  10.11.5 Sixth Amendment, dated as of June 3, 2003, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

                  10.11.6 Seventh Amendment, dated as of October 30, 2003, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

                  10.11.7 Eighth Amendment, dated as of February 20, 2004, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

                  10.12 Supply Agreement by and among Commonwealth Aluminum Corporation, IMCO Recycling of Ohio Inc. and IMCO Recycling Inc., effective as of April 1, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.13 Indenture dated as of September 20, 1996 between the Company, the Subsidiary Guarantors named therein and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 333-13661 on Form S-4).

                  10.13.1 First Supplemental Indenture, dated as of November 12, 1996, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

                  10.13.2 Second Supplemental Indenture, dated as of October 16, 1998, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

                  10.13.3 Third Supplemental Indenture, dated as of December 31, 1999, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.15.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

                  10.13.4 Fourth Supplemental Indenture, dated as of December 31, 2000, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.15.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

                  13 Portions of the annual report to stockholders for the year ended December 31, 2003 which are expressly incorporated by reference in this filing.

                  14       Code of Ethics.

                  21       Subsidiaries.

                  23       Consent of PricewaterhouseCoopers LLP.

                  31 Rule 13a-14(a)/15d-14(a) Certifications ("Section 302 Certifications").

                  32       Section 1350 Certifications ("Section 906
                           Certifications").

        Report of Independent Auditors on Financial Statement Schedule

Board of Directors
Commonwealth Industries, Inc.

         Our audits of the consolidated financial statements referred to in our report dated March 10, 2004 appearing in the 2003 Annual Report to Stockholders of Commonwealth Industries, Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 15 (a) (2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
March 10, 2004

                            Supplemental Schedule II
                          Commonwealth Industries, Inc.
                        Valuation and Qualifying Accounts
                        December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                     Additions
                                         Balance at  Charged to  Charged to               Balance at
                                         Beginning   Costs and      Other                 End
           Description                   of Period   Expenses    Accounts     Deductions  of Period
           -----------                   ---------   --------    --------     ----------  ---------
Allowance for uncollectible accounts
     December 31, 2003                    $1,103     $   115     $  545       $  373      $1,390
     December 31, 2002                    $1,240     $   721     $  222       $1,080      $1,103
     December 31, 2001                    $2,930     $ 4,263     $    -       $5,953      $1,240

Allowance for obsolete stores inventory
     December 31, 2003                    $1,490     $   104     $    -       $    -      $1,594
     December 31, 2002                    $1,223     $   267     $    -       $    -      $1,490
     December 31, 2001                    $1,203     $    20     $    -       $    -      $1,223

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 10, 2004.

                                    COMMONWEALTH INDUSTRIES, INC.

                                    By /s/ Mark V. Kaminski
                                       ---------------------------------------
                                          Mark V. Kaminski, President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature                          Title                                         Date
         ---------                          -----                                         ----

/s/ Paul E. Lego
------------------------------
Paul E. Lego                          Chairman of the Board                            March 10, 2004


/s/ Mark V. Kaminski
------------------------------
Mark V. Kaminski                      President, Chief Executive Officer and           March 10, 2004
                                      Director (Principal Executive Officer)

/s/ Catherine G. Burke
------------------------------
Catherine G. Burke                    Director                                         March 10, 2004


/s/ Steven J. Demetriou
------------------------------
Steven J. Demetriou                   Director                                         March 10, 2004


/s/ C. Frederick Fetterolf
------------------------------
C. Frederick Fetterolf                Director                                         March 10, 2004


/s/ Larry E. Kittelberger
------------------------------
Larry E. Kittelberger                 Director                                         March 10, 2004


/s/ John E. Merow
------------------------------
John E. Merow                         Director                                         March 10, 2004


/s/ Donald L. Marsh, Jr.
------------------------------
Donald L. Marsh, Jr.                  Executive Vice President and Chief Financial     March 10, 2004
                                      Officer (Principal Financial Officer)

/s/ Henry Del Castillo
------------------------------
Henry Del Castillo                    Vice President  Finance                          March 10, 2004
                                      (Principal Accounting Officer)

/s/ John F. Barron
------------------------------
John F. Barron                        Controller and Assistant Secretary               March 10, 2004

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

                  10.6.2 Amendment, dated May 5, 2003, to 1997 Stock Incentive Plan, as amended and restated April 23, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

                  10.7 Form of Severance Agreements between the Company and Mark V. Kaminski, Donald L. Marsh, Jr. and John J. Wasz (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                  10.7.1 Form of Severance Agreements between the Company and Henry Del Castillo, Gregory P. Givan, Patrick D. King, Lenna Ruth Macdonald, William G. Toler and William R. Witherspoon (incorporated by reference to
                           Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

                  10.8 Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, and PNC Bank, National Association, as administrative agent, dated as of March 21, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

                  10.8.1 First Amendment, dated October 14, 2003, to Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders form time to time parties thereto, and PNC Bank, National Association, as administrative agent, dated as of March 21, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

                  10.8.2 Second Amendment, dated February 2, 2004, effective as of December 30, 2003, to Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders form time to time parties thereto, and PNC Bank, National Association, as administrative agent, dated as of March 21, 2002.

                  10.9 Second Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of PNC Bank, National Association, as administrative agent, dated as of March 21, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

                  10.10 Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                  10.11 First Amendment, dated May 12, 1998, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                  10.11.1 Second Amendment, dated September 25, 2000, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                  10.11.2 Third Amendment, dated September 24, 2001, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

                  10.11.3 Fourth Amendment, dated April 12, 2002, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

                  10.11.4 Fifth Amendment, dated as of October 29,2002, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

                  10.11.5 Sixth Amendment, dated as of June 3, 2003, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

                  10.11.6 Seventh Amendment, dated as of October 30, 2003, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

                  10.11.7 Eighth Amendment, dated as of February 20, 2004, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

                  10.12 Supply Agreement by and among Commonwealth Aluminum Corporation, IMCO Recycling of Ohio Inc. and IMCO Recycling Inc., effective as of April 1, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

                  10.13 Indenture dated as of September 20, 1996 between the Company, the Subsidiary Guarantors named therein and Harris Trust and Savings Bank, Trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 333-13661 on Form S-4).

                  10.13.1 First Supplemental Indenture, dated as of November 12, 1996, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

                  10.13.2 Second Supplemental Indenture, dated as of October 16, 1998, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

                  10.13.3 Third Supplemental Indenture, dated as of December 31, 1999, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.15.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

                  10.13.4 Fourth Supplemental Indenture, dated as of December 31, 2000, to Indenture dated as of September 20, 1996 (incorporated by reference to Exhibit 10.15.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

                  13 Portions of the annual report to stockholders for the year ended December 31, 2003 which are expressly incorporated by reference in this filing.

                  14       Code of Ethics.

                  21       Subsidiaries.

                  23       Consent of PricewaterhouseCoopers LLP.

                  31 Rule 13a-14(a)/15d-14(a) Certifications ("Section 302 Certifications").

                  32       Section 1350 Certifications ("Section 906
                           Certifications").