Form 10-Q
period 2004-03-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 2004-05-07
CIK 934747

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       or

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
         PNC Plaza - 19th Floor
         Louisville, Kentucky                          40202-2823
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (502) 589-8100
                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No
|_|
         The registrant had 16,034,397 shares of common stock outstanding at May 1, 2004.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2004

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number
                                                                    -----------

         Condensed Consolidated Balance Sheet as of March 31, 2004
         and December 31, 2003                                          3

         Condensed Consolidated Statement of Operations for the three
         months ended March 31, 2004 and 2003                           4

         Condensed Consolidated Statement of Comprehensive Income
         for the three months ended March 31, 2004 and 2003             5

         Condensed Consolidated Statement of Cash Flows for the three
         months ended March 31, 2004 and 2003                           6

         Notes to Condensed Consolidated Financial Statements           7-18

Item 2.   Management's Discussion and Analysis of Financial Condition   19-26
           and Results of Operations

Item 4.   Controls and Procedures                                       26

                           Part II - Other Information

Item 1.   Legal Proceedings                                             27

Item 4    Submission of Matters to a Vote of Security Holders           27

Item 6.   Exhibits and Reports on Form 8-K                              27

Signatures                                                              28

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                                      (Unaudited)
                                                                       March 31,                December 31,
                                                                         2004                       2003
                                                                     --------------           -----------------
Assets
Current assets:
     Cash and cash equivalents                                           $     836                   $       -
     Accounts receivable, net                                                  551                         451
     Inventories                                                           143,407                     131,365
     Net residual interest in receivables sold                              73,006                      64,214
     Prepayments and other current assets                                   18,983                      14,194
                                                                     --------------           -----------------
          Total current assets                                             236,783                     210,224
Property, plant and equipment, net                                         138,427                     142,035
Goodwill                                                                    19,265                      19,265
Other noncurrent assets                                                      7,753                       7,802
                                                                     --------------           -----------------
          Total assets                                                   $ 402,228                   $ 379,326
                                                                     ==============           =================

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                            $       -                   $     733
     Long-term debt due within one year                                      5,104                          --
     Accounts payable                                                       57,748                      50,308
     Accrued liabilities                                                    31,032                      24,009
                                                                     --------------           -----------------
          Total current liabilities                                         93,884                      75,050
Long-term debt                                                             125,000                     125,000
Other long-term liabilities                                                  3,707                       3,845
Accrued pension benefits                                                    31,234                      30,147
Accrued postretirement benefits                                             63,898                      67,146
                                                                     --------------           -----------------
          Total liabilities                                                317,723                     301,188
                                                                     --------------           -----------------

Commitments and contingencies                                                    -                           -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,020,397 and 16,010,971 shares outstanding at
          March 31, 2004 and December 31, 2003, respectively                   160                         160
     Additional paid-in capital                                            405,793                     405,703
     Accumulated deficit                                                  (305,603)                   (308,477)
     Accumulated other comprehensive income:
          Unrealized gain on security                                            -                          34
          Minimum pension liability adjustment                             (21,276)                    (21,276)
          Effects of cash flow hedges                                        5,431                       1,994
                                                                     --------------           -----------------
            Total stockholders' equity                                      84,505                      78,138
                                                                     --------------           -----------------
            Total liabilities and stockholders' equity                   $ 402,228                   $ 379,326
                                                                     ==============           =================

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands except per share data)

                                                                  (Unaudited)
                                                            Three months ended March 31,
                                                       -------------------------------------
                                                           2004                   2003
                                                       -------------          --------------
Net sales                                                 $ 284,077               $ 211,968
Cost of goods sold                                          263,620                 202,650
                                                       -------------          --------------
     Gross profit                                            20,457                   9,318
Selling, general and administrative expenses                 13,913                  12,524
                                                       -------------          --------------
     Operating income (loss)                                  6,544                  (3,206)
Other income (expense), net                                     494                     494
Interest expense, net                                        (4,094)                 (3,701)
                                                       -------------          --------------
     Income (loss) before income taxes                        2,944                  (6,413)
Income tax expense                                               70                      80
                                                       -------------          --------------
     Net income (loss)                                      $ 2,874                $ (6,493)
                                                       =============          ==============

Basic and diluted net income (loss) per share                 $0.18                  ($0.41)
                                                       =============          ==============

Weighted average shares outstanding
     Basic                                                   16,020                  16,011
     Diluted                                                 16,187                  16,011

Dividends paid per share                                        $ -                  $ 0.05

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
         Condensed Consolidated Statement of Comprehensive Income (Loss)
                                 (in thousands)

                                                                             (Unaudited)
                                                                     Three months ended March 31,
                                                                      -------------------------
                                                                         2004           2003
                                                                      ----------    -----------
Net income (loss)                                                       $ 2,874       $ (6,493)
  Reclassification adjustment for realized gain on security
    included in net income                                                  (34)             -
  Minimum pension liability adjustment                                        -              -
  Net change related to cash flow hedges:
    Increase in fair value of cash flow hedges                            4,162          3,276
    Reclassification adjustment for (gains) losses included in
      net income                                                           (725)        (2,693)
                                                                      ----------    -----------
      Net change related to cash flow hedges                              3,437            583
                                                                      ----------    -----------
Comprehensive income (loss)                                             $ 6,277       $ (5,910)
                                                                      ==========    ===========

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                             (Unaudited)
                                                                      Three months ended March 31,
                                                                       -----------------------
                                                                          2004           2003
                                                                        -------        --------
Cash flows from operating activities:
   Net income (loss)                                                    $ 2,874        $ (6,493)
   Adjustments to reconcile net income (loss) to net cash
   (used in) operations:
      Depreciation                                                        5,643           5,143
      Amortization                                                          255             222
      Loss on disposal of property, plant and equipment                      21              12
      Issuance of common stock in connection with stock awards               90              90
      Changes in assets and liabilities:
        (Increase) in accounts receivable, net                             (100)           (143)
        (Increase) in inventories                                       (12,042)        (15,207)
        (Increase) decrease in net residual interest inreceivables sold  (8,837)         21,200
        (Increase) in prepayments and other current assets               (1,352)         (1,011)
        (Increase) decrease in other noncurrent assets                     (195)             22
         Increase (decrease) in accounts payable                          7,440         (13,761)
         Increase in accrued liabilities                                  7,023           1,002
        (Decrease) increase in other liabilities                         (2,299)            691
                                                                         -------        --------
           Net cash (used in) operating activities                       (1,479)         (8,233)
                                                                         -------        --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                            (2,118)         (4,598)
   Proceeds from sale of property, plant and equipment                       62               3
                                                                         -------        --------
        Net cash (used in) investing activities                          (2,056)         (4,595)
                                                                         -------        --------
Cash flows from financing activities:
   (Decrease) increase in outstanding checks in excess of deposits         (733)            418
   Proceeds from long-term debt                                          77,648          33,707
   Repayments of long-term debt                                         (72,544)        (33,707)
   Cash dividends paid                                                        -            (801)
                                                                         -------         --------
        Net cash provided by (used in) financing activities               4,371            (383)
                                                                         -------        --------
Net increase (decrease) in cash and cash equivalents                        836         (13,211)
Cash and cash equivalents at beginning of period                              -          13,211
                                                                         -------        --------
Cash and cash equivalents at end of period                              $   836        $      -
                                                                         =======        ========
Supplemental disclosures:
    Interest paid                                                       $   424        $    215
    Income taxes paid                                                       119              78

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

2. Stock-Based Compensation
At March 31, 2004, the Company had stock-based compensation plans which are described more fully in note 14 to the consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 2003. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have decreased for the three months ended March 31, 2004 and the Company's net loss would have been increased for the three months ended March 31, 2003 to the pro forma amounts which follow (in thousands except per share data):

                                                           Three months ended
                                                                March 31,
                                                            2004         2003
                                                            ----         ----
Net income (loss) as reported                             $ 2,874     $(6,493)
Less total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects                                           130          80
                                                           ------     -------
Pro forma net income (loss)                               $ 2,744     $(6,573)
                                                          =======     =======

Basic and diluted net income (loss) per share
    As reported                                             $0.18      $(0.41)
    Pro forma                                                0.17       (0.41)

3.  Receivables Purchase Agreement
On September 26, 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. The Company services the receivables for a fee in accordance with the receivables purchase agreement. In addition, under the agreement, the receivables are sold with no recourse to the Company and the Company records no discount on the sale of the receivables. During September 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003, in October 2002, extended the agreement for an additional year ending in September 2004 and in February 2004, extended the agreement through the end of March 2005. In addition during September 2001, the Company and the financial institution agreed to reduce the maximum amount which can be outstanding under the agreement to $95.0 million, in October 2003, the availability was reduced to $60.0 million and in February 2004, the availability was increased to $80.0 million and in May 2004 was increased to $100 million. At March 31, 2004 and 2003, the Company had outstanding under the agreement $80.0 million and $55.0 million, respectively, and had $73.0 million and $60.0 million, respectively, of net residual interest in the receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first three months of 2004 and 2003, the Company received gross proceeds of $20.0 million and $42.0 million, respectively, from the sale of receivables and made gross payments of $11.0 million in the three months ended March 31, 2003 under the agreement. The Company made no gross payments in the first three months of 2004.

4. Inventories
Inventories consist of the following (in thousands):

                                    March 31, 2004        December 31, 2003
                                    --------------        -----------------
Raw materials                         $  38,812                 $  38,118
Work in process                          58,177                    49,052
Finished goods                           48,292                    38,051
Expendable parts and supplies            15,140                    12,915
                                      ---------                 ---------
                                        160,421                   138,136
LIFO reserve                            (17,014)                   (6,771)
                                      ---------                 ---------
                                      $ 143,407                 $ 131,365
                                      =========                 =========

The Company's raw materials, work in process and finished goods inventories are valued using the last-in, first-out (LIFO) accounting method in the Company's aluminum segment and the first-in, first-out (FIFO) and average-cost accounting methods in the Company's electrical products segment. The FIFO accounting method is used throughout the entire Company for valuing its expendable parts and supplies inventory. Inventories of approximately $129.6 million and $110.0 million, included in the above totals (before the LIFO reserve) at March 31, 2004 and December 31, 2003, respectively, are accounted for under the LIFO method of accounting while the remainder of the inventories are accounted for under the FIFO and average-cost methods.

5. Provision for Income Taxes
The Company recognized income tax expense of $0.07 million and $0.08 million for the three months ended March 31, 2004 and 2003, respectively.

6. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                      Three months ended
                                                                                           March 31,
                                                                                       2004        2003
Income (numerator) amounts used for basic and diluted per share computations:
     Net income (loss)                                                               $ 2,874      $(6,493)
                                                                                     =======      =======

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                              16,020       16,011
                                                                                      ======       ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                              16,020       16,011
     Plus: dilutive effect of stock options                                              167            -
                                                                                      ------       ------
           Adjusted weighted average shares                                           16,187       16,011
                                                                                      ======       ======

Net income (loss) per share data:
     Basic and diluted                                                                 $0.18       $(0.41)
                                                                                       =====       ======

Options to purchase 583,000 common shares, which equate to 77,089 incremental common equivalent shares, were excluded from the calculation above for the three months ended March 31, 2003, as their effect would have been antidilutive. In addition, options to purchase 1,124,789 and 1,113,000 common shares for the three months ended March 31, 2004 and 2003, respectively, were excluded from the calculations above because the exercise prices on the options were greater than the average market price for the periods.


7.  Financial Instruments and Hedging Activities
The Company enters into futures contracts, forward contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company has designated the futures contracts and forward contracts as cash flow hedges of anticipated aluminum raw material and natural gas requirements, respectively. For the last three quarters of the year ending December 31, 2003 and the first quarter ending March 31, 2004, the Company's aluminum futures contracts did not meet certain "effectiveness" requirements set forth in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", including Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 133"). Accordingly, as prescribed by the provisions of SFAS No. 133, the derivative instruments used as hedges were marked-to-market and the gains and losses during the last three quarters of 2003 and the first quarter of 2004 were recorded currently in the consolidated statement of operations instead of being deferred in other comprehensive income and included in income when the underlying hedged transactions occur. The Company's natural gas futures continue to be deemed "effective" per SFAS No. 133 and accordingly the gains and losses on these financial instruments are deferred in other comprehensive income and included in income when the underlying hedged transactions occur.

As of March 31, 2004, the Company had $5.4 million of deferred net gains recorded in accumulated other comprehensive income. Over the next twelve months, approximately $4.2 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as a reduction of cost of goods sold. As of March 31, 2004, the Company held open aluminum and natural gas futures and forward contracts and aluminum options having maturity dates extending through December 2006. A net gain of $3.0 million and a net loss of $0.2 million was recognized in cost of goods sold during the three months ended March 31, 2004 and 2003, respectively, representing the amount of the hedges' ineffectiveness.

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

During the fourth quarter of 2003, the Company performed its annual impairment review of the Company's remaining goodwill balance relating to the Alflex electrical products segment and determined that an additional goodwill impairment write-down of $29.6 million was necessary. The impairment loss was due to increased competition in the electrical products industry which lowered the operating profits and cash flows during 2003 over what had been expected. Based upon this trend, the long-term earnings and cash flow forecasts were revised.

The following displays the changes in the carrying amount of goodwill in each of the Company's reportable segments since December 31, 2001 (in thousands). There were no changes in the carrying amount of goodwill during the three months ended March 31, 2004 and 2003:

                                                                                     Electrical
                                                                       Aluminum        Products        Total
                                                                       --------      ----------     --------
Balance December 31, 2001                                             $13,470         $60,729       $74,199
  Goodwill impairment loss as a result of transitional
     Impairment test related to adoption of SFAS No. 142              (13,470)        (11,857)      (25,327)
                                                                      -------         -------       -------
Balance December 31, 2002                                                   -          48,872        48,872
  Goodwill impairment loss as a result of annual
     Impairment test performed in fourth quarter                            -         (29,607)      (29,607)
                                                                       ------         -------       -------
Balance December 31, 2003                                              $    -         $19,265       $19,265
                                                                       ======         =======       =======

The Company has no other intangible assets other than the goodwill discussed above.

9.  Pension Plans
The Company has two defined benefit pension plans covering certain salaried and non-salaried employees. The components of net pension expense for the three months ended March 31 are as follows (in thousands):

                                                           2004           2003
                                                           ----           ----
Components of net pension expense:
    Service cost                                           $ 856         $ 755
    Interest cost                                          1,747         1,632
    Expected return on plan assets                        (1,715)       (1,462)
    Amortization of prior service cost (benefit)              46            (5)
    Recognized net actuarial loss                            341           355
                                                          ------        ------
          Net pension expense                             $1,275        $1,275
                                                          ======        ======

The Company previously disclosed in its annual report to stockholders for the year ended December 31, 2003, that the Company expected to contribute $4.7 million of contributions to the plans in the year ended December 31, 2004. As of March 31, 2004, $0.2 million of contributions have been made.


10.  Postretirement  Benefits Other Than Pensions
The Company provides postretirement health care and life insurance benefits to certain employees hired on or before September 1, 1998. The components of net postretirement benefit expense for the three months ended March 31 are as follows (in thousands):

                                                         2004           2003
                                                         ----           ----
Components of net postretirement benefit expense:
    Service cost                                         $ 128          $155
    Interest cost                                          748         1,005
    Amortization of prior service cost (benefit)        (2,373)         (739)
    Recognized net actuarial gain                          (66)          (63)
                                                        ------         -----
          Net postretirement benefit expense (income)  ($1,563)         $358
                                                        ======         =====

The Company previously disclosed in its annual report to stockholders for the year ended December 31, 2003, that the Company expected to contribute $4.0 million of contributions to the plan in the year ended December 31, 2004. As of March 31, 2004, $1.7 million of contributions have been made.

11.  Information Concerning Business Segments
The Company has determined it has two reportable segments: aluminum and electrical products. The aluminum segment manufactures aluminum sheet for distributors and the transportation, construction, and consumer durables end-use markets. The electrical products segment manufactures flexible electrical wiring products for the commercial construction and do-it-yourself markets.

The accounting policies of the reportable segments are the same as those described in note 1, "Basis of Presentation and Summary of Significant Accounting Policies" in the Company's annual report to stockholders for the year ended December 31, 2003. All intersegment sales prices are market based. The Company evaluates the performance of its operating segments based upon operating income.

The Company's reportable segments are strategic businesses that offer different products to different customer groups. They are managed separately because each business requires different technology and marketing strategies.

Summarized financial information concerning the Company's reportable segments is shown in the following table for the three months ended March 31, 2004 and 2003 (in thousands). The "Other" column includes corporate related items, including elimination of intersegment transactions, and as it relates to segment operating income, income and expense not allocated to reportable segments. Certain expenses relating to information technology which had been allocated to reportable segments are no longer being allocated. Prior period amounts have been reclassified to conform with current classifications.

                                                                        Electrical
                                                            Aluminum      Products       Other        Total
                                                            --------    ----------      -------      --------
Three months ended March 31, 2004
---------------------------------
Net sales to external customers                              $252,254      $31,823          $--      $284,077
Intersegment net sales                                          6,023           --       (6,023)           --
Operating income (loss)                                        12,193        2,959       (8,608)        6,544
Depreciation                                                    4,573          429          641         5,643
Amortization                                                       --           --          255           255
Total assets                                                  326,745       62,419       13,064       402,228
Capital expenditures                                            1,523          595           --         2,118

Three months ended March 31, 2003
---------------------------------
Net sales to external customers                              $187,286      $24,682          $--      $211,968
Intersegment net sales                                          5,647           --       (5,647)           --
Operating income (loss)                                         4,886       (1,019)      (7,073)       (3,206)
Depreciation                                                    4,584          559           --         5,143
Amortization                                                       --           --          222           222
Total assets                                                  315,242       85,245        8,842       409,329
Capital expenditures                                            2,559            2        2,037         4,598


12. Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $30 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, a combining balance sheet as of March 31, 2004 and December 31, 2003 and a statement of operations and statement of cash flows for the three months ended March 31, 2004 and 2003.

                  Combining Balance Sheet at March 31, 2004
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $     836   $    --      $    --      $     836
          Accounts receivable, net                                          --        299,230        --       (298,679)         551
          Inventories                                                       --        143,407        --           --        143,407
          Net residual interest in receivables sold                         --           --        73,006         --         73,006
          Prepayments and other current assets                               435       18,548        --           --         18,983
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      462,021      73,006     (298,679)     236,783
Property, plant and equipment, net                                             2      138,425        --           --        138,427
Goodwill                                                                    --         19,265        --           --         19,265
Other noncurrent assets                                                  411,129        7,100        --       (410,476)       7,753
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 411,566    $ 626,811   $  73,006    $(709,155)   $ 402,228
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Long-term debt due within one year                           $    --      $   5,104   $    --      $    --      $   5,104
          Accounts payable                                               176,770       57,741     121,916     (298,679)      57,748
          Accrued liabilities                                              9,446       22,170        (584)        --         31,032
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 186,216       85,015     121,332     (298,679)      93,884
Long-term debt                                                           125,000        --           --           --        125,000
Other long-term liabilities                                                 --          3,707        --           --          3,707
Accrued pension benefits                                                    --         31,234        --           --         31,234
Accrued postretirement benefits                                             --         63,898        --           --         63,898
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         311,216      183,854     121,332     (298,679)     317,723
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            160            1        --             (1)         160
     Additional paid-in capital                                          405,793      486,727       5,000     (491,727)     405,793
     Accumulated deficit                                                (305,603)     (27,926)    (53,326)      81,252     (305,603)
     Accumulated other comprehensive income:
        Minimum pension liability adjustment                                --        (21,276)       --           --        (21,276)
        Effects of cash flow hedges                                         --          5,431        --           --          5,431
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                100,350      442,957     (48,326)    (410,476)      84,505
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 411,566    $ 626,811   $  73,006    $(709,155)   $ 402,228
                                                                       =========    =========   =========    =========    =========

                  Combining Balance Sheet at December 31, 2003
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $    --     $    --      $    --      $    --
          Accounts receivable, net                                          --        288,989        --       (288,538)         451
          Inventories                                                       --        131,365        --           --        131,365
          Net residual interest in receivables sold                         --           --        64,214         --         64,214
          Prepayments and other current assets                               435       13,759        --           --         14,194
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      434,113      64,214     (288,538)     210,224
Property, plant and equipment, net                                             3      142,032        --           --        142,035
Goodwill                                                                    --         19,265        --           --         19,265
Other noncurrent assets                                                  404,703        7,040        --       (403,941)       7,802
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 405,141    $ 602,450   $  64,214    $(692,479)   $ 379,326
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Outstanding checks in excess of deposits                     $    --      $     733   $    --      $    --      $     733
          Accounts payable                                               176,832       50,303     111,711     (288,538)      50,308
          Accrued liabilities                                              5,923       18,576        (490)        --         24,009
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 182,755       69,612     111,221     (288,538)      75,050
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          3,845        --           --          3,845
Accrued pension benefits                                                    --         30,147        --           --         30,147
Accrued postretirement benefits                                             --         67,146        --           --         67,146
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         307,755      170,750     111,221     (288,538)     301,188
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            160            1        --             (1)         160
     Additional paid-in capital                                          405,703      486,727       5,000     (491,727)     405,703
     Accumulated deficit                                                (308,477)     (35,746)    (52,041)      87,787     (308,477)
     Accumulated other comprehensive income:
        Unrealized gain on security                                         --           --            34         --             34
        Minimum pension liability adjustment                                --        (21,276)       --           --        (21,276)
        Effects of cash flow hedges                                         --          1,994        --           --          1,994
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                 97,386      431,700     (47,007)    (403,941)      78,138
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 405,141    $ 602,450   $  64,214    $(692,479)   $ 379,326
                                                                       =========    =========   =========    =========    =========

   Combining Statement of Operations for the three months ended March 31, 2004
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 284,077      $    --         $    --         $ 284,077
Cost of goods sold                                              --           263,620           --              --           263,620
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            20,457           --              --            20,457
Selling, general and administrative expenses                     193          13,675             45            --            13,913
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (193)          6,782            (45)           --             6,544
Other income (expense), net                                    6,535             383            111          (6,535)            494
Interest income (expense), net                                (3,468)            725         (1,351)           --            (4,094)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                         2,874           7,890         (1,285)         (6,535)          2,944
Income tax expense                                              --                70           --              --                70
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   2,874       $   7,820      $  (1,285)      $  (6,535)       $  2,874
                                                           =========       =========      =========       =========       =========

   Combining Statement of Operations for the three months ended March 31, 2003
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 211,968      $    --         $    --         $ 211,968
Cost of goods sold                                              --           202,650           --              --           202,650
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --             9,318           --              --             9,318
Selling, general and administrative expenses                     128          12,396           --              --            12,524
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (128)         (3,078)          --              --            (3,206)
Other income (expense), net                                   (2,897)            494           --             2,897             494
Interest income (expense), net                                (3,468)            475           (708)           --            (3,701)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) before income taxes                        (6,493)         (2,109)          (708)          2,897          (6,413)
Income tax expense                                              --                80           --              --                80
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (6,493)      $  (2,189)     $    (708)      $   2,897       $  (6,493)
                                                           =========       =========      =========       =========       =========

   Combining Statement of Cash Flows for the three months ended March 31, 2004
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $  2,874    $  7,820   $  (1,285)   $ (6,535)   $  2,874
   Adjustments to reconcile net income (loss) to
    net cash (used in) operations:
        Depreciation                                                              1       5,642        --          --         5,643
        Amortization                                                           --           244          11        --           255
        Loss on disposal of property, plant and equipment                      --            21        --          --            21
        Issuance of common stock in connection with stock awards                 90        --          --          --            90
        Equity in undistributed net income of subsidiaries                   (6,535)       --          --         6,535         --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (10,241)       --        10,141        (100)
             (Increase) in inventories                                         --       (12,042)       --          --       (12,042)
             (Increase) in net residual interest in receivables sold           --          --        (8,837)       --        (8,837)
             (Increase) in prepayments and other current assets                --        (1,352)       --          --        (1,352)
             Decrease (increase) in other noncurrent assets                     109        (304)       --          --          (195)
             (Decrease) increase in accounts payable                            (62)      7,438      10,205     (10,141)      7,440
             Increase (decrease) in accrued liabilities                       3,523       3,594         (94)       --         7,023
             (Decrease) in other liabilities                                     --      (2,299)       --          --        (2,299)
                                                                           --------    --------    --------    --------    --------
                 Net cash (used in) operating activities                         --      (1,479)       --          --        (1,479)
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (2,118)       --          --        (2,118)
   Proceeds from sale of property, plant and equipment                         --            62        --          --            62
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (2,056)       --          --        (2,056)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   (Decrease) in outstanding checks in excess of deposits                      --          (733)       --          --          (733)
   Proceeds from long-term debt                                                --        77,648        --          --        77,648
   Repayments of long-term debt                                                --       (72,544)       --          --       (72,544)
                                                                           --------    --------    --------    --------    --------
        Net cash provided by financing activities                              --         4,371        --          --         4,371
                                                                           --------    --------    --------    --------    --------
Net increase in cash and cash equivalents                                      --           836        --          --           836
Cash and cash equivalents at beginning of period                               --          --          --          --          --
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $    836    $   --      $   --      $    836
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
                                                                           ========    ========    ========    ========    ========

13. Contingencies
The Company disclosed in its annual report to stockholders for the year ended December 31, 2003 that Goldendale Aluminum Company ("Goldendale Aluminum") had filed for bankruptcy protection in December 2003. The Company still cannot presently quantify any additional liability that may be incurred as a result of Goldendale Aluminum's bankruptcy filing. Reference is made to footnote 13 "Contingencies" in the Company's annual report to stockholders for the year ended December 31, 2003 for additional information.

14. Recently Issued Accounting Standards
In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"), and issued a revision in December 2003. This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for the Company in the quarter ending March 31, 2004. The Statement's initial adoption did not have a material impact on the Company's results of operations or financial position.

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Statement requires additional disclosures about an employer's pension plans and postretirement benefits plans such as: the types of plan assets, investment strategy, measurement date, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. See notes 9 and 10 to the condensed consolidated financial statements for the required additional disclosures for interim periods.

In January 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1"). FSP FAS 106-1 allows companies to assess the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") on their postretirement benefit obligations and costs and reflect the effects in their financial statements, pursuant to SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Companies are also allowed to make a one-time election to defer accounting for the effects of the Act until authoritative guidance is issued. The guidance in FSP FAS 106-1 is effective for years ending after December 7, 2003. In accordance with FSP FAS 106-1, the accumulated postretirement benefit obligation and net periodic postretirement benefit expense (income) in the Company's consolidated financial statements do not reflect the effects of the Act on the Company's postretirement health care plan. In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of the Act, is pending, and that guidance, when issued, could require the Company to change previously reported information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in item 1 of this report in addition to the consolidated financial statements of the Company and the notes thereto included in the Company's annual report to stockholders for the year ended December 31, 2003, including footnote 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Application of Critical Accounting Policies" in this section for further information. The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could render them materially different, including, but not limited to, the success of the implementation of the company-wide information system, the effect of global economic conditions, the ability to achieve the level of cost savings or productivity improvements anticipated by management, the effect (including possible increases in the cost of doing business) resulting from war and terrorist activities or political uncertainties, the ability to successfully implement new marketing and sales strategies, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, the ability to effectively hedge the cost of raw materials, capacity and supply constraints or difficulties, the success of the Company in implementing its business strategy, and other risks as detailed in the Company's various Securities and Exchange Commission filings.

Overview
The Company operates two businesses, an aluminum business and an electrical products business. The aluminum business is the larger of the two, accounting for approximately 89% of net sales in 2003. The aluminum business manufactures non-heat treat coil aluminum sheet products, generally referred to as common alloy products, that are sold through distributors and to end-users, principally in building and construction, transportation, consumer durables and welded tube product markets. Both businesses are highly cyclical in nature and are affected by global economic conditions, market competition, product development and commercialization and other such factors that influence supply and demand for the products produced by the Company.

The Company's principal raw materials are aluminum scrap, primary aluminum, copper and steel. Trends in the demand for aluminum sheet products in the United States and in the prices of primary aluminum metal, aluminum scrap and copper commodities affect the business of the Company. The Company's operating results also are affected by factors specific to the Company, such as the margins between selling prices for its products and its cost of raw materials ("material margins") and its unit cost of converting raw materials into its products ("conversion cost"). While changes in aluminum and copper prices can cause the Company's net sales to vary significantly from period to period, net income is more directly impacted by fluctuations in material margins and conversion cost.

The price of aluminum metal affects the price of the Company's products and in the longer term can have an effect on the competitive position of aluminum in relation to alternative materials. The price of primary metal is determined largely by worldwide supply and demand conditions and is highly cyclical. The price of primary aluminum in world markets greatly influences the price of aluminum scrap, the Company's principal raw material. Significant movements in the price of primary aluminum can affect the Company's margins, however, aluminum sheet prices do not always move simultaneously nor necessarily to the same degree as the primary markets. The Company seeks to manage its material margins by focusing on higher margin products and by sourcing the scrap and primary metal markets in the most cost-effective manner. An important element in the Company's management of its material margins involves the use of futures contracts to hedge the Company's exposure to the risk of changes in aluminum prices.

The use of futures contracts to hedge the Company's exposure to changes in aluminum prices can best be understood by following aluminum metal sales/purchases flows. Aluminum metal sold to customers is typically priced by industry participants, including the Company, at a market-based cents-per-pound differential ("rolling margin") over the prevailing market price of a base-reference primary metal type ("P1020"). The rolling margin differs for each coil type sold, depending on the specifications of the metal, the cost of manufacturing the metal, and by prevailing supply and demand conditions, as reflected by competitors' price offerings and general economic trends. The base-reference primary metal, P1020, is used in the sales pricing formula because of its widespread acceptance as a reference value for the price of primary aluminum. The P1020 price is determined in the market by the market price of primary aluminum sold on the London Metal Exchange ("LME") commodity market, plus a market-based cents-per-pound price differential ("Mid-West Premium") covering the cost of transportation from the smelter to the Midwestern United States.

On the raw materials side of the business, the Company purchases the great majority of its scrap aluminum and its primary aluminum at a discount or premium to the prevailing LME price, the particular differential in each case based on the qualities of the type of metal being purchased. (Discounts from LME relating to scrap aluminum purchases are generally referred to as "scrap spreads"). Like its counterpart base-reference P1020 for sales transactions, the LME serves as a base-reference for raw material purchase transactions in the industry because of its widespread acceptance as a value indicator. Since the P1020 market price used to set selling prices is itself directly linked to the market price of LME as described in the preceding paragraph, the LME serves as a common component in pricing both raw material purchases and finished product sales. Common use of the LME as a component in both purchase and sale pricing practices enables the Company to substantially, but not exactly, "lock-in" material margins on its sales without simultaneously buying physical metal to satisfy customers' fixed price sales orders. This is accomplished by the Company's purchase of LME futures contracts, which serve as economic substitutes for physical metal purchases, at the same time that selling prices are fixed. (When the metal to satisfy the fixed price sale commitments is physically purchased and fixed in price the LME futures contracts are sold, resulting in an economically effective cash flow hedge of the metal component of the transactions at issue.)

The Company's metal hedging practices have several distinct advantages. The foremost of these advantages is that by executing the hedge strategy described the Company can continue to make fixed price sales for delivery to customers in future periods without assuming the significant metal price risk associated with changes in the LME. If the Company did not hedge its future metal delivery commitments by purchasing futures contracts on the LME, the Company, alternatively, could avoid metal price risk by simultaneously buying physical metal to match its future sales commitments; however, this approach would significantly increase the Company's working capital requirements to accommodate the inventory purchases and create serious logistical storage and transportation problems. If the Company were to assume metal price risk, by neither hedging its fixed price sales commitments with futures contracts nor simultaneously buying physical metal, its exposure to metal price changes could threaten the Company's solvency in periods of metal price fluctuations.

Despite the obvious benefit (in an economic and cash flow sense) of employing LME futures contracts to hedge its metal purchases, the Company notes that the accounting treatment accorded hedge gains/losses realized during the last three quarters of 2003 and the first quarter of 2004 required that such gains/losses be marked-to-market as prescribed by Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"). This mark-to-market treatment resulted from a determination that the hedges did not meet certain "effectiveness" requirements that would have enabled such realized gains/losses to be recorded in other comprehensive income for later reclassification into cost of goods sold when the hedged transactions occur. The "effectiveness" standard required to be met for deferral treatment of the hedge gains/losses is predicated on a statistically based high degree of correlation between price changes in the metal purchases being hedged and price changes in the hedge instruments, the LME futures contracts. The requisite correlation was not met during the last three quarters of 2003 and the first quarter of 2004 due to the fact that the variability in price changes relating to unhedged components of the metal purchases being hedged (principally scrap spreads) did not move in tandem with hedged components to the degree that would statistically demonstrate the requisite correlation. Recognizing in income rather than deferring the hedge gains/losses as required by SFAS No. 133 had the effect of increasing 2003 material margins, pretax income and net income by approximately $7.0 million, that otherwise would have been recorded in other comprehensive income and matched to hedged metal purchases in 2004. Consequently, 2004 material margins when the hedged transactions occur have been and will be adversely affected by the $7.0 million which was required under SFAS No. 133 to be recognized in 2003 (see the section entitled "Risk Management" for additional information regarding the Company's hedging programs.) The Company had estimated at the end of 2003 that, absent any other effects that arise from 2004 transactions, the $7.0 million adverse impact in 2004 would be distributed approximately $3.3 million in the first quarter, $1.7 million in the second quarter, $1.2 million in the third quarter and $0.8 million in the fourth quarter. During the first quarter of 2004, new transactions were entered into which increased material margins, pretax income and net income by approximately $6.3 million or a net favorable effect on the first quarter of $3.0 million after the reversal of 2003 transactions mentioned above of $3.3 million. At March 31, 2004, the cumulative marked-to-market adjustments described herein would have the effect of reducing future period material margins by approximately $10.0 million (excluding the effects of new marked-to-market adjustments arising in the future). The $10.0 million adverse impact would be distributed approximately $5.0 million in the second quarter of 2004, $3.1 million in the third quarter of 2004, $1.8 million in the fourth quarter of 2004 and $0.1 million in 2005.

During the first quarter of 2004, shipments of the Company's aluminum sheet products increased by 32% from the first quarter of 2003 due to strengthening in certain markets. Demand for the Company's electrical products also increased during the first quarter of 2004. Shipments were up 11% compared to the first quarter of 2003 reflecting strengthening in key markets in the electrical products sector, particularly commercial construction.

During the second quarter of 2003, the Company implemented changes to its postretirement medical insurance program applicable to all non-bargaining unit Kentucky employees, limiting eligibility and increasing premiums. Because of these changes, the Company realized a benefit of approximately $6.5 million after tax or $0.40 per share in 2003 with the benefit allocated approximately one-half as a reduction in cost of goods sold and one-half in selling, general and administrative expenses. In addition to the effect on 2003, the Company realized a benefit of approximately $2.1 million after tax or $0.13 per share in the first quarter of 2004 and estimates that net income will be increased approximately $8.3 million for the full year in 2004 and approximately $1.7 million in 2005.

Application of Critical Accounting Policies
The Company's discussion and analysis of financial condition and results of operation is based upon the Company's condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most critical accounting policies require the use of estimates relating to the valuation of property, plant and equipment and goodwill, assumptions and methodology for assessing hedge effectiveness regarding aluminum and natural gas futures contracts, forward contracts and options, assumptions for computing pension and postretirement benefits obligations, allowance for uncollectible accounts receivable, assumptions for computing workers'compensation liabilities and environmental liabilities. See the caption entitled "Application of Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's annual report to stockholders for the year ended December 31, 2003 for additional information.

Results of Operations for the three months ended March 31, 2004 and 2003
Net Sales. Net sales for the quarter ended March 31, 2004, increased 34% to $284.1 million (including $31.8 million from Alflex) from $212.0 million (including $24.7 million from Alflex) for the same period in 2003. The increase is due to the combined effect of higher aluminum and electrical product shipments and higher net selling prices of aluminum and electrical products. As mentioned previously, the increased aluminum shipments were primarily due to strengthening in certain markets. Unit sales volume of aluminum increased 32% to
241.9 million pounds for the first quarter of 2004 from 183.7 million pounds for the first quarter of 2003. Alflex unit sales volume was 127.7 million feet for the first quarter of 2004 versus 114.9 million feet for the comparable period in 2003, an increase of 11%. As mentioned previously, the increase was primarily due to a strengthening in key markets in the electrical products sector, particularly commercial construction.

Gross Profit. Gross profit for the quarter ended March 31, 2004, increased to $20.5 million (7.2% of net sales) from $9.3 million (4.4% of net sales) for the same period in 2003. This increase was related to increases in both the Aluminum business and Alflex. The Aluminum business gross profit increased primarily due to higher shipment volumes, lower manufacturing unit costs and by cost of goods sold reductions related to the aforementioned changes to the Company's postretirement medical insurance program. These items were partially offset by the effects of lower material margins despite the fact there was a net favorable effect as a result of the mark-to-market hedge adjustments also mentioned previously. The lower material margins were primarily due to the affects of a competitive marketplace, inventory mix, melt loss and hardeners cost increases. The gross profit increase at Alflex reflects the net effects of higher shipment volume, higher material margins and lower manufacturing unit costs.

Operating Income. The Company had operating income of $6.5 million for the first quarter of 2004 compared with an operating loss of $3.2 million for the first quarter of 2003. This increase was related to increases in both the Aluminum business and Alflex. The Aluminum business had an operating income of $12.2 million in the first quarter of 2004 compared to operating income of $4.9 million in the first quarter of 2003 while Alflex had operating income of $3.0 million in the first quarter of 2004 compared to an operating loss of $1.0 million in the first quarter of 2003. The changes in the operating income of the Aluminum business and Alflex were primarily due to the factors described in the gross profit section in the preceding paragraph. These combined increases more than offset an increase in selling, general and administrative expenses. Selling, general and administrative expenses during the first quarter of 2004 were $13.9 million, compared with $12.5 million for the same period in 2003. The increase in selling, general and administrative expenses is primarily due to higher accruals for employee incentive plans, increased depreciation expense due to the information technology systems upgrade, higher sales commissions due to increased sales at Alflex and increased professional service costs. These items were partially offset by the reduction in postretirement medical expenses previously mentioned.

Net Income (Loss). The Company had net income of $2.9 million for the quarter ended March 31, 2004, compared to a net loss of $6.5 million for the same period in 2003 due to the factors described in the previous sections. Interest expense, net was $4.1 million for the quarter ended March 31, 2004, compared to $3.7 million recorded in the first quarter of 2003. The increase was primarily due to an increase in amounts outstanding under the Company's receivables purchase agreement and an increase in interest rates under the agreement combined with a reduction in investment interest income. There was income tax expense of $0.07 million in the first quarter of 2004 and $0.08 million in the first quarter of 2003.

Off-Balance Sheet Arrangement
During 1997, the Company sold all of its trade accounts receivables to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate, whereby CFC sells, on a revolving basis, an undivided interest in certain of its receivables and receives up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003, in October 2002, extended the agreement for an additional year ending in September 2004 and in February 2004, extended the agreement through the end of March 2005. In addition, during September 2001 the Company and the financial institution agreed to reduce the size of the facility to $95.0 million, in October 2003, the availability was reduced to $60.0 million and in February 2004, the availability was increased to $80.0 million and in May 2004 was increased to $100.0 million. At March 31, 2004 and 2003, the Company had outstanding under the agreement $80.0 million and $55.0 million, respectively, and had $73.0 million and $60.0 million, respectively, of net residual interest in receivables sold. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the three months ended March 31, 2004 and 2003, the Company received gross proceeds of $20.0 million and $42.0 million, respectively, from the sale of receivables and made gross payments of $11.0 million in the three months ended March 31, 2003 under the agreement. The Company made no gross payments in the first three months of 2004. Under the terms of the agreement, the Company is required to maintain tangible net worth of $5 million, and to not exceed certain percentages of credit sales for uncollectible accounts, delinquent accounts and sales returns and allowances. Should the Company exceed such limitations, the financial institution has the right to terminate the agreement.

Liquidity and Capital Resources
The Company's operations used cash flows of $1.5 million and $8.2 million for the three months ended March 31, 2004 and 2003. Working capital increased to $148.0 million at March 31, 2004 from $133.7 million at March 31, 2003.

Capital expenditures were $2.1 million during the quarter ended March 31, 2004 compared to $4.6 million during the three months ended March 31, 2003. At March 31, 2004, the Company had commitments of $8.7 million for the purchase or construction of capital assets. Total capital expenditures for the year 2004 are estimated to be approximately $18.3 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities and meeting environmental requirements.

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

The Company's revolving credit facility permits borrowings and letters of credit up to $30.0 million outstanding at any time. As noted in the previous paragraph, availability is subject to satisfaction of certain covenants and other requirements. At March 31, 2004, $21.8 million was available, as the only outstanding amounts against the credit facility was $3.1 million of standby letters of credit and $5.1 million of borrowings.

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

The following schedules summarize the Company's contractual cash obligations and unused availability of financing sources at March 31, 2004 (in thousands).

                                                             Payments Due By Period
                                                ------------------------------------------------------------
Contractual Cash Obligations          Total     Less than 1 year    1-3 years     4-5 years    After 5 years
------------------------------------------------------------------------------------------------------------
  Long-term debt                      $130,104             $  --       $130,104         $  --           $ --
  Capital and operating leases           9,510             3,114          2,836         1,205          2,355
  Standby letters of credit              3,111             3,111             --            --             --
  Outstanding obligation under
    Receivables purchase
    Agreement                           80,000                --         80,000            --             --
                                      ----------------------------------------------------------------------
Total contractual cash obligations    $222,725            $6,225       $212,940        $1,205         $2,355
                                      ======================================================================



                                                            Amount of Availability Per Period
Unused Availability of             Total Amounts -----------------------------------------------------------
Financing Sources                    Available   Less than 1 year     1-3 years     4-5 years   Over 5 years
------------------------------------------------------------------------------------------------------------
  Unused revolving credit
      Facility                        $ 21,785            $   --       $ 21,785       $   --          $   --
  Unused availability under
     Receivables purchase
     Agreement                              --(1)             --             --(1)        --              --
                                      ----------------------------------------------------------------------
Total available                       $ 21,785(2)         $   --        $21,785(2)    $   --          $   --
                                      ======================================================================

(1) The amount would be $20,000 giving effect to the May 2004 amendment to the receivables purchase agreement described previously.
(2) The amount would be increased to $41,785 giving effect to the May 2004 amendment to the receivables purchase agreement described previously.


The Company has 6 3/4 years remaining on a 10-year guaranteed supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of 120 million pounds of P1020/99.7% aluminum at current market prices from Glencore each year over the 10-year term. The Company has met or exceeded the minimum purchase quantity for each year of the contract.

At March 31, 2004, the Company held firm-priced aluminum purchase and sales commitments through May 2005 totaling $14 million and $218 million, respectively. The Company hedges the impact of changes in prices related to these commitments as explained in the section entitled "Risk Management" which follows.

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

For the last three quarters of 2003 and the first quarter of 2004, the Company's aluminum futures contracts did not meet certain "effectiveness" requirements set forth in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Accordingly, as prescribed by the provisions of SFAS No. 133, the derivative instruments that were used as hedges were marked-to-market and the gains and losses during the last three quarters of 2003 and the first quarter of 2004 were recorded currently in the consolidated statement of operations instead of being deferred in other comprehensive income and included in income when the underlying hedged transactions occur. For the foreseeable future, it is likely that the derivative instruments will continue to be marked-to-market through the consolidated statement of operations. It is the Company's policy to hedge its exposure to variability in expected future cash flows relating to its purchases of scrap aluminum by entering into forward purchase contracts of primary aluminum. Scrap metal purchases are priced by suppliers in relation to prevailing primary metal prices, plus or minus certain quality and delivery differentials. The quality and delivery differentials change from time to time in relation to market conditions, but there is no derivative instrument available to correspondingly hedge such changes. Since the forward purchase contracts used by the Company only hedge the primary metal pricing components, changes in the other scrap metal pricing components cause the noted ineffectiveness. However, the derivative instruments are considered by the Company to be economically appropriate hedges of cash flows associated with the primary metal pricing components of scrap aluminum purchases. The Company's natural gas futures continue to be deemed "effective" per SFAS No. 133 and accordingly the gains and losses on these financial instruments are deferred in other comprehensive income and included in income when the underlying hedged transactions occur.

Gains and losses on these instruments that are deferred in other comprehensive income are reclassified into net income as cost of goods sold in the periods when the hedged transactions occur. As of March 31, 2004, the Company had $5.4 million of deferred net gains recorded in accumulated other comprehensive income. Over the next twelve months, approximately $4.2 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as a reduction of cost of goods sold. A net gain of $3.0 million and a net loss of $0.2 million was recognized in cost of goods sold during the three months ended March 31, 2004 and 2003, respectively, representing the amount of the hedges' ineffectiveness. As of March 31, 2004, the Company held open aluminum and natural gas futures and forward contracts and aluminum options having maturity dates extending through December 2006.

Before entering into futures contracts, forward contracts and options, the Company reviews the credit rating of the counterparty and assesses credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not expect any such counterparties to not perform.

Recently Issued Accounting Standards
In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"), and issued a revision in December 2003. This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for the Company in the quarter ending March 31, 2004. The Statement's initial adoption did not have a material impact on the Company's results of operations or financial position.

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Statement requires additional disclosures about an employer's pension plans and postretirement benefits plans such as: the types of plan assets, investment strategy, measurement date, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. See notes 9 and 10 to the condensed consolidated financial statements for the required additional disclosures for interim periods.

In January 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1"). FSP FAS 106-1 allows companies to assess the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") on their postretirement benefit obligations and costs and reflect the effects in their financial statements, pursuant to SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Companies are also allowed to make a one-time election to defer accounting for the effects of the Act until authoritative guidance is issued. The guidance in FSP FAS 106-1 is effective for years ending after December 7, 2003. In accordance with FSP FAS 106-1, the accumulated postretirement benefit obligation and net periodic postretirement benefit expense (income) in the Company's consolidated financial statements do not reflect the effects of the Act on the Company's postretirement health care plan. In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of the Act, is pending, and that guidance, when issued, could require the Company to change previously reported information.

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

As noted in the Company's 2003 Form 10-K Item 9A "Controls and Procedures", the Company implemented a new information systems platform for its aluminum business during the fourth quarter of 2003 and experienced information gaps that inhibited effective internal controls over financial reporting. As a result, during the first quarter of 2004, the Company implemented greater systems functionality, improved user training and more comprehensive controls over work-around procedures in order to address and correct the detected deficiencies. During April 2004, the Company performed additional analysis and procedures to obtain reasonable assurance of the accuracy of the Company's financial statements for the first quarter of 2004. Certain additional deficiencies were detected as a result of the additional analysis and procedures and these deficiencies have been addressed.

The Company continues to believe that the detected failures to adequately and timely detect all information necessary to ensure the reliability of financial reporting noted herein are temporary, and that the continued effort to implement greater systems functionality, improve user training and perform more comprehensive controls over work-around processes have corrected these deficiencies.

Except as set forth above, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders (the "Meeting"), held April 23, 2004, the following matters were submitted for a vote by the security holders:

         Paul E. Lego and John E. Merow were elected directors for terms expiring in 2007. There were 15,360,463 and 15,360,427, respectively, votes cast for and 104,981 and 105,017, respectively, abstentions. The terms of office of Catherine G. Burke, C. Frederick Fetterolf, Mark V. Kaminski, Steven J. Demetriou, and Larry E. Kittelberger continued after the meeting.

         Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for 2004. There were 15,417,079 votes for and 40,881 votes against and 7,484 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Ninth Amemdment, dated as of May 3, 2004, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

         31       Rule 13a-14 (a) / 15d-14 (a) Certifications ("Section 302
                     Certifications").

         32       Section 1350 Certifications ("Section 906 Certifications").

(b) Reports on Form 8-K

The following reports on Form 8-K were furnished or filed with the Securities and Exchange Commission during the quarter ended March 31, 2004:

         A Form 8-K dated January 29, 2004 announcing the Company's results of operations for the Fourth Quarter and Full Year 2003.

         A Form 8-K dated March 11, 2004 announcing the Company's revised results of operations for the Fourth Quarter and Full Year 2003.

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


                          COMMONWEALTH INDUSTRIES, INC.


                                     By:          /s/ Donald L. Marsh, Jr.
                                                  ------------------------
                                                  Donald L. Marsh, Jr.
                                                  Executive Vice President and
                                                  Chief Financial Officer


Date: May 7, 2004

                                  Exhibit Index
                                  -------------

Exhibit
Number                     Description
-------  -----------------------------------------------------------------

10.1 Ninth Amendment, dated as of May 3, 2004, to Receivables Purchase Agreement among Commonealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, dated as of September 29, 1997.

31       Rule 13a-14 (a) / 15d-14 (a) Certifications ("Section 302
         Certifications").

32       Section 1350 Certifications ("Section 906 Certifications").