Form 10-Q
period 2004-06-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 2004-08-05
CIK 934747

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

                  For the quarterly period ended June 30, 2004
                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No
|_|
         The registrant had 16,254,397 shares of common stock outstanding at August 1, 2004.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                       For the Quarter Ended June 30, 2004

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number
                                                                    -----------

         Condensed Consolidated Balance Sheet as of June 30, 2004
         and December 31, 2003                                             3

         Condensed Consolidated Statement of Operations for the three
         months and six months ended June 30, 2004 and 2003                4

         Condensed Consolidated Statement of Comprehensive Income (Loss)
         for the three months and six months ended June 30, 2004 and 2003  5

         Condensed Consolidated Statement of Cash Flows for the six
         months ended June 30, 2004 and 2003                               6

         Notes to Condensed Consolidated Financial Statements              7-22

Item 2.   Management's Discussion and Analysis of Financial Condition      23-31
           and Results of Operations

Item 4.   Controls and Procedures                                          31

                           Part II - Other Information

Item 1.   Legal Proceedings                                                33

Item 6.   Exhibits and Reports on Form 8-K                                 33

Signatures                                                                 34

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                              (Unaudited)
                                                                June 30,             December 31,
                                                                  2004                   2003
                                                              -------------          -------------
Assets
Current assets:
     Cash and cash equivalents                                     $ 2,246              $       -
     Accounts receivable, net                                           78                    307
     Inventories                                                   139,158                116,150
     Net residual interest in receivables sold                      36,306                 44,889
     Prepayments and other current assets                           16,956                 13,964
     Current assets of discontinued operations                      41,707                 35,704
                                                              -------------          -------------
          Total current assets                                     236,451                211,014
Property, plant and equipment, net                                 120,611                127,610
Other noncurrent assets                                              8,696                  7,802
Noncurrent assets of discontinued operations                        33,776                 33,690
                                                              -------------          -------------
          Total assets                                           $ 399,534              $ 380,116
                                                              =============          =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                    $       -              $     947
     Long-term debt due within one year                              8,588                      -
     Accounts payable                                               57,429                 44,176
     Accrued liabilities                                            35,826                 21,259
     Current liabilities of discontinued operations                 12,849                  9,458
                                                              -------------          -------------
          Total current liabilities                                114,692                 75,840
Long-term debt                                                     125,000                125,000
Other long-term liabilities                                          3,297                  3,845
Accrued pension benefits                                            30,108                 29,017
Accrued postretirement benefits                                     61,203                 67,146
Noncurrent liabilities of discontinued operations                    1,230                  1,130
                                                              -------------          -------------
          Total liabilities                                        335,530                301,978
                                                              -------------          -------------

Commitments and contingencies                                            -                      -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,254,397 and 16,010,971 shares outstanding at
          June 30, 2004 and December 31, 2003, respectively            162                    160
     Additional paid-in capital                                    407,965                405,703
     Accumulated deficit                                          (328,704)              (308,477)
     Unearned compensation                                          (1,972)                     -
     Accumulated other comprehensive income:
           Unrealized gain on security                                   -                     34
           Minimum pension liability adjustment                    (21,276)               (21,276)
           Effects of cash flow hedges                               7,829                  1,994
                                                              -------------          -------------
              Total stockholders' equity                            64,004                 78,138
                                                              -------------          -------------
              Total liabilities and stockholders' equity         $ 399,534              $ 380,116
                                                              =============          =============

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands except per share data)

                                                                   (Unaudited)                          (Unaudited)
                                                                Three months ended                    Six months ended
                                                                     June 30,                             June 30,
                                                          ----------------------------        -----------------------------
                                                             2004             2003               2004              2003
                                                          -----------      -----------        ------------      -----------
Net sales                                                  $ 273,634        $ 190,099           $ 525,888        $ 377,385
Cost of goods sold                                           268,704          180,911             506,722          361,020
                                                          -----------      -----------        ------------      -----------
     Gross profit                                              4,930            9,188              19,166           16,365
Selling, general and administrative expenses                  10,654            7,640              20,911           17,004
Restructuring charges                                         12,943                -              13,337                -
                                                          -----------      -----------        ------------      -----------
     Operating income (loss)                                 (18,667)           1,548             (15,082)            (639)
Other income (expense), net                                      375              414                 869              908
Interest expense, net                                         (4,300)          (3,919)             (8,553)          (7,754)
                                                          -----------      -----------        ------------      -----------
     Income (loss) from continuing operations
        before income taxes                                  (22,592)          (1,957)            (22,766)          (7,485)
Income tax expense (benefit)                                     (18)               4                  43               67
                                                          -----------      -----------        ------------      -----------
     Income (loss) from continuing operations                (22,574)          (1,961)            (22,809)          (7,552)
Discontinued operations:
     Income (loss) from operations before income taxes         2,046              106               5,164             (779)
     (Loss) on disposition                                    (1,570)               -              (1,570)               -
     Income tax expense (benefit)                              1,003               16               1,012               33
                                                          -----------      -----------        ------------      -----------
Income (loss) from discontinued operations                      (527)              90               2,582             (812)
                                                          -----------      -----------        ------------      -----------
     Net income (loss)                                     $ (23,101)        $ (1,871)          $ (20,227)        $ (8,364)
                                                          ===========      ===========        ============      ===========

Basic net income (loss) per share:
     Income (loss) from continuing operations                $ (1.40)         $ (0.12)            $ (1.42)         $ (0.47)
     Income (loss) from discontinued operations                (0.03)            0.01                0.16            (0.05)
     Net income (loss)                                         (1.44)           (0.12)              (1.26)           (0.52)

Diluted net income (loss) per share:
     Income (loss) from continuing operations                $ (1.40)         $ (0.12)            $ (1.42)         $ (0.47)
     Income (loss) from discontinued operations                (0.03)            0.01                0.16            (0.05)
     Net income (loss)                                         (1.44)           (0.12)              (1.26)           (0.52)

Weighted average shares outstanding
     Basic                                                    16,069           16,011              16,045           16,011
     Diluted                                                  16,069           16,011              16,045           16,011

Dividends paid per share                                         $ -           $ 0.05                 $ -           $ 0.10

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
         Condensed Consolidated Statement of Comprehensive Income (Loss)
                                 (in thousands)

                                                                            (Unaudited)                   (Unaudited)
                                                                        Three months ended             Six months ended
                                                                             June 30,                       June 30,
                                                                     --------------------------     -----------------------
                                                                       2004            2003           2004          2003
                                                                     ----------     -----------     ---------     ---------
Net income (loss)                                                    $ (23,101)       $ (1,871)     $(20,227)    $  (8,364)
Other comprehensive income (loss), net of tax:
  Reclassification adjustment for realized gain on security
    included in net income (loss)                                            -               -           (34)             -
  Minimum pension liability adjustment                                       -               -             -             -
  Net change related to cash flow hedges:
    Increase (decrease) in fair value of cash flow hedges                2,785           1,990         6,947         5,266
    Reclassification adjustment for (gains) losses included
      in net income (loss)                                                (387)           (322)       (1,112)       (3,015)
                                                                     ----------     -----------     ---------     ---------
  Net change related to cash flow hedges                                 2,398           1,668         5,835         2,251
                                                                     ----------     -----------     ---------     ---------
Comprehensive income (loss)                                          $ (20,703)       $   (203)     $(14,426)     $ (6,113)
                                                                     ==========     ===========     =========     =========

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                       (Unaudited)
                                                                                 Six months ended June 30,
                                                                             ----------------------------------
                                                                                2004                  2003
                                                                             -----------          -------------
Cash flows from operating activities:
   Net income (loss)                                                          $ (20,227)              $ (8,364)
   (Income) loss from discontinued operations                                    (2,582)                   812
   Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operations:
        Depreciation                                                             10,515                  9,132
        Amortization                                                                604                    444
        Loss on disposal of property, plant and equipment                           578                     40
        Issuance of common stock in connection with stock awards                    206                     90
        Changes in assets and liabilities:
             Decrease in accounts receivable, net                                   229                      8
             (Increase) in inventories                                          (23,008)               (16,512)
             Decrease in net residual interest in receivables sold                8,517                 40,969
             Decrease in prepayments and other current assets                     2,843                    689
             (Increase) decrease in other noncurrent assets                      (1,380)                    23
             Increase (decrease) in accounts payable                             13,253                (21,905)
             Increase (decrease) in accrued liabilities                          14,567                 (4,249)
             (Decrease) in other liabilities                                     (5,400)                (1,818)
                                                                             -----------          -------------
                 Net cash (used in) continuing operations                        (1,285)                  (641)
                 Net cash (used in) provided by discontinued operations             (16)                 2,294
                                                                             -----------          -------------
                 Net cash (used in) provided by operating activities             (1,301)                 1,653
                                                                             -----------          -------------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                    (4,226)                (6,823)
   Proceeds from sale of property, plant and equipment                              132                    155
                                                                             -----------          -------------
        Net cash (used in) investing activities                                  (4,094)                (6,668)
                                                                             -----------          -------------
Cash flows from financing activities:
   (Decrease) in outstanding checks in excess of deposits                          (947)                     -
   Proceeds from long-term debt                                                 148,801                 60,398
   Repayments of long-term debt                                                (140,213)               (60,398)
   Cash dividends paid                                                                -                 (1,601)
                                                                             -----------          -------------
        Net cash provided by (used in) financing activities                       7,641                 (1,601)
                                                                             -----------          -------------
Net increase (decrease) in cash and cash equivalents                              2,246                 (6,616)
Cash and cash equivalents at beginning of period                                      -                 13,199
                                                                             -----------          -------------
Cash and cash equivalents at end of period                                      $ 2,246                $ 6,583
                                                                             ===========          =============
Supplemental disclosures:
     Interest paid                                                              $ 7,711                $ 7,269
     Income taxes paid                                                              182                    179

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

As a result of the Company's sale of its Alflex subsidiary which comprised its electrical products segment, the assets, liabilities, results of operations and cash flows of the electrical products segment have been reported separately as discontinued operations in the Company's condensed consolidated financial statements and previously reported amounts have been restated to present consistently the discontinued operations. See note 15, "Discontinued Electrical Products Segment Operations" for additional information. The sale was completed on July 30, 2004.

2. Stock-Based Compensation
At June 30, 2004, the Company had stock-based compensation plans which are described more fully in note 14 to the consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 2003. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have increased for the three months and six months ended June 30, 2004 and 2003 to the pro forma amounts which follow (in thousands except per share data):

                                                           Three months ended
                                                                  June 30,
                                                            2004           2003
                                                            ----           ----
Net income (loss) as reported                           $(23,101)       $(1,871)
Less total stock-based employee compensation expense
determined under fair value method for all awards, net
of related tax effects                                       (22)           104
                                                        ---------      --------
Pro forma net income (loss)                             $(23,079)       $(1,975)
                                                        =========      ========

Basic net income (loss) per share
    As reported                                           $(1.44)        $(0.12)
    Pro forma                                              (1.44)         (0.12)
Diluted net income (loss) per share
    As reported                                           $(1.44)        $(0.12)
    Pro forma                                              (1.44)         (0.12)

                                                             Six months ended
                                                                  June 30,
                                                            2004           2003
                                                            ----           ----
Net income (loss) as reported                           $(20,227)       $(8,364)
Less total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects                                          108            184
                                                        ---------      --------
Pro forma net income (loss)                             $(20,335)       $(8,548)
                                                        =========      ========

Basic net income (loss) per share
    As reported                                           $(1.26)        $(0.52)
    Pro forma                                              (1.27)         (0.53)
Diluted net income (loss) per share
    As reported                                           $(1.26)        $(0.52)
    Pro forma                                              (1.27)         (0.53)

3.  Receivables Purchase Agreement
On September 26, 1997, the Company sold all of its trade accounts receivable to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. The Company services the receivables for a fee in accordance with the receivables purchase agreement. In addition, under the agreement, the receivables are sold with no recourse to the Company and the Company records no discount on the sale of the receivables. During September 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003. In October 2002, the Company extended the agreement for an additional year ending in September 2004 and in February 2004, extended the agreement through the end of March 2005. During September 2001, the Company and the financial institution agreed to reduce the maximum amount which can be outstanding under the agreement to $95.0 million and in October 2003 the availability was reduced to $60.0 million. In February 2004, the availability was increased to $80.0 million and in May 2004 was increased to $100 million. At June 30, 2004 and December 31, 2003, the Company had outstanding under the agreement $100.0 million and $60.0 million, respectively, and had $36.3 million and $44.9 million, respectively, of net residual interest in the receivables sold. The net residual interest in the receivables sold has been reduced by $23.3 million and $19.3 million, respectively, at June 30, 2004 and December 31, 2003, for the portion of the net residual interest that relates to the Company's discontinued electrical products segment and was included in the current assets of discontinued operations on the condensed consolidated balance sheet. The fair value of the net residual interest was measured at the time of the sale and based on the sale of similar assets. In the first six months of 2004 and 2003, the Company received gross proceeds of $40.0 million and $62.0 million, respectively, from the sale of receivables and made gross payments of $16.0 million in 2003 under the agreement. There have been no payments made during the first six months of 2004.

4. Inventories
Inventories consist of the following (in thousands):

                                          June 30, 2004      December 31, 2003
                                          -------------      -----------------
Raw materials                                $   36,550           $   36,502
Work in process                                  65,671               47,871
Finished goods                                   43,616               25,633
Expendable parts and supplies                    15,064               12,915
                                             ----------           ----------
                                                160,901              122,921
LIFO reserve                                    (21,743)              (6,771)
                                             ----------           ----------
                                              $ 139,158            $ 116,150
                                             ==========           ==========

The Company's raw materials, work in process and finished goods inventories are valued using the last-in, first-out (LIFO) accounting method. The first-in, first-out (FIFO) accounting method is used for valuing its expendable parts and supplies inventory. The inventory has been reduced by $17.1 million and $15.2 million, respectively, at June 30, 2004 and December 31, 2003, for the portion of the inventory that relates to the Company's discontinued electrical products segment and was included in the current assets of discontinued operations on the condensed consolidated balance sheet.

5. Provision for Income Taxes
Approximately $1.0 million of the tax expense on discontinued operations for the three months and six months ended June 30, 2004, respectively, relates to the planned sale of the discontinued operations while the remainder is the tax expense which relates to the operations of the discontinued operations prior to the sale.

6. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                     Three months ended
                                                                                          June 30,
                                                                                      2004         2003
                                                                                      -----       ------
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) from continuing operations                                        $(22,574)     $(1,961)
                                                                                      ========    ========
     Income (loss) from discontinued operations                                        $ (527)       $  90
                                                                                       =======       =====
     Net income (loss)                                                                $(23,101    $(1,871)
                                                                                      ========    ========

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                16,069      16,011
                                                                                        ======      ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                16,069      16,011
     Plus: dilutive effect of stock options                                                  -           -
                                                                                        ------      ------
           Adjusted weighted average shares                                             16,069      16,011
                                                                                        ======      ======

Basic net income (loss) per share data:
     Income (loss) from continuing operations                                          $(1.40)     $(0.12)
                                                                                       =======     =======
     Income (loss) from discontinued operations                                        $(0.03)      $ 0.01
                                                                                       =======      ======
     Net income (loss)                                                                 $(1.44)     $(0.12)
                                                                                       =======     =======

Diluted net income (loss) per share data:
     Income (loss) from continuing operations                                          $(1.40)     $(0.12)
                                                                                       =======     =======
     Income (loss) from discontinued operations                                        $(0.03)      $ 0.01
                                                                                       =======      ======
     Net income (loss)                                                                 $(1.44)     $(0.12)
                                                                                       =======     =======

                                                                                    Six months ended June
                                                                                             30,
                                                                                      2004         2003
                                                                                      ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) from continuing operations                                        $(22,809)     $(7,552)
                                                                                     =========     ========
     Income (loss) from discontinued operations                                        $ 2,582      $ (812)
                                                                                       =======      =======
     Net income (loss)                                                               $(20,227)     $(8,364)
                                                                                     =========     ========

Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                16,045       16,011
                                                                                        ======       ======

Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                16,045       16,011
     Plus: dilutive effect of stock options                                                  -            -
                                                                                        ------       ------
           Adjusted weighted average shares                                             16,045       16,011
                                                                                        ======       ======

Basic net income (loss) per share data:
     Income (loss) from continuing operations                                          $(1.42)      $(0.47)
                                                                                       =======      =======
     Income (loss) from discontinued operations                                         $ 0.16      $(0.05)
                                                                                        ======      =======
     Net income (loss)                                                                 $(1.26)      $(0.52)
                                                                                       =======      =======

Diluted net income (loss) per share data:
     Income (loss) from continuing operations                                          $(1.42)      $(0.47)
                                                                                       =======      =======
     Income (loss) from discontinued operations                                         $ 0.16      $(0.05)
                                                                                        ======      =======
     Net income (loss)                                                                 $(1.26)      $(0.52)
                                                                                       =======      =======

Options to purchase 850,500 and 850,500 common shares, which equate to 224,907 and 196,167 incremental common equivalent shares, respectively, for the three months and six months ended June 30, 2004 and options to purchase 583,000 and 588,500 common shares, which equate to 31,177 and 54,133 incremental common equivalent shares, respectively, for the three months and six months ended June
30, 2003 were excluded from the diluted calculation above as their effect would have been antidilutive. In addition, options to purchase 1,387,697 common shares for both the three months and six months ended June 30, 2004 and 1,118,500 and 1,113,000 common shares for the three months and six months ended June 30, 2003, respectively, were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the periods.


7.  Financial Instruments and Hedging Activities
The Company enters into futures contracts, forward contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company has designated the futures contracts and forward contracts as cash flow hedges of anticipated aluminum raw material and natural gas requirements, respectively. For the last three quarters of the year ended December 31, 2003 and the first two quarters of 2004, the Company's aluminum futures contracts did not meet certain "effectiveness" requirements set forth in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", including Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 133"). Refererence is made to the "Business Overview" section included in the Management's Discussion and Analaysis of Financial Condition and Results of Operations in this report for additional information. Accordingly, as prescribed by the provisions of SFAS No. 133, the derivative instruments used as hedges were marked-to-market and the gains and losses during the last three quarters of 2003 and the first two quarters of 2004 were recorded currently in the consolidated statement of operations instead of being deferred in other comprehensive income and included in income when the underlying hedged transactions occur. The Company's natural gas futures continue to be deemed "effective" per SFAS No. 133 and accordingly the gains and losses on these financial instruments are deferred in other comprehensive income and included in income when the underlying hedged transactions occur.

As of June 30, 2004, the Company had $7.8 million of deferred net gains recorded in accumulated other comprehensive income. Over the next twelve months, approximately $5.4 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as a reduction of cost of goods sold. As of June 30, 2004, the Company held open aluminum and natural gas futures and forward contracts and aluminum options having maturity dates extending through March 2007. A net loss of $4.6 million and $1.6 million was recognized as an increase in cost of goods sold during the three months and six months ended June 30, 2004, respectively, and a net gain of $0.7 million and $0.4 million was recognized as a reduction of cost of goods sold during the three months and six months ended June 30, 2003, respectively, representing the amount of the hedges' ineffectiveness.

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

Based upon the transitional impairment test performed upon adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of $25.3 million ($13.5 million in its aluminum segment and $11.8 million in its discontinued electrical products segment). As required by SFAS No. 142 and previously described, the Company recorded the goodwill write-down as a cumulative effect of a change in accounting principle as of January 1, 2002 and restated the Company's first quarter 2002 financial results.

During the fourth quarter of 2003, the Company performed its annual impairment review of the Company's remaining goodwill balance relating to the discontinued Alflex electrical products segment and determined that an additional goodwill impairment write-down of $29.6 million was necessary. The impairment loss was due to increased competition in the electrical products industry which lowered the operating profits and cash flows during 2003 over what had been expected. Based upon this trend, the long-term earnings and cash flow forecasts were revised.

The following displays the changes in the carrying amount of goodwill in each of the Company's reportable segments since December 31, 2001 (in thousands). There were no changes in the carrying amount of goodwill during the six months ended June 30, 2004 and 2003:

                                                                                             Less
                                                                                         Discontinued
                                                               Electrical                 Electrical
                                                   Aluminum     Products      Total        Products        Total
                                                   ----------   ----------   --------      ----------     ---------
Balance December 31, 2001                             $13,470      $60,729     $74,199        ($60,729)     $13,470
  Goodwill impairment loss as a result of
transitional impairment test related to
adoption of SFAS No. 142                              (13,470)     (11,857)    (25,327)         11,857      (13,470)
                                                     --------     --------    --------       ---------     --------
Balance December 31, 2002                                   -       48,872      48,872         (48,872)           -
  Goodwill impairment loss as a result of
annual impairment test performed in fourth
quarter                                                     -      (29,607)    (29,607)         29,607            -
                                                     --------     --------    --------       ---------     --------
Balance December 31, 2003                             $     -      $19,265     $19,265        ($19,265)      $    -
                                                     ========     ========    ========       =========     ========

The Company has no other intangible assets other than the goodwill discussed above.

9.  Pension Plans
The Company has two defined benefit pension plans covering certain salaried and non-salaried employees. The components of net pension expense for the three months and six months ended June 30 are as follows (in thousands):

                                                        Three months ended
                                                             June 30,
                                                        2004          2003
                                                        ----          ----
Components of net pension expense:
    Service cost                                       $ 786         $ 698
    Interest cost                                      1,764         1,785
    Expected return on plan assets                    (1,698)       (1,473)
    Amortization of prior service cost (benefit)          44            50
    Recognized net actuarial loss                        375           464
                                                      ------        ------
          Net pension expense                         $1,271        $1,524
                                                      ======        ======

                                                         Six months ended
                                                             June 30,
                                                        2004          2003
                                                        ----          ----
Components of net pension expense:
    Service cost                                     $ 1,642       $ 1,453
    Interest cost                                      3,511         3,417
    Expected return on plan assets                    (3,413)       (2,935)
    Amortization of prior service cost (benefit)          90            45
    Recognized net actuarial loss                        716           819
                                                      ------        ------
          Net pension expense                         $2,546        $2,799
                                                      ======        ======

Included in the net pension expense above is $0.10 million and $0.12 million for the three months ended June 30, 2004 and 2003, respectively, and $0.24 million and $0.26 million for the six months ended June 30, 2004 and 2003, respectively, relating to the Company's discontinued electrical products segment operations. The Company previously disclosed in its annual report to stockholders for the year ended December 31, 2003, that the Company expected to contribute $4.7 million of contributions to the plans in the year ended December 31, 2004. As of June 30, 2004, $1.4 million of contributions have been made. The Company presently anticipates contributing an additional $2.6 million to fund its pension plans in 2004 for a total of $4.0 million.

10.  Postretirement  Benefits Other Than Pensions
The Company provides postretirement health care and life insurance benefits to certain employees hired on or before September 1, 1998. The components of net postretirement benefit expense for the three months and six months ended June 30 are as follows (in thousands):

                                                            Three months ended
                                                                  June 30,
                                                            2004           2003
                                                            ----           ----
Components of net postretirement benefit expense:
    Service cost                                            $ 61          $145
    Interest cost                                            531           988
    Amortization of prior service cost (benefit)          (2,373)         (738)
    Recognized net actuarial gain                           (282)          (63)
    Curtailment gain                                           -        (2,516)
                                                           ------       ------
          Net postretirement benefit expense (income)    ($2,063)      ($2,184)
                                                          =======      =======

                                                             Six months ended
                                                                  June 30,
                                                            2004           2003
                                                            ----           ----
Components of net postretirement benefit expense:
    Service cost                                           $ 189          $300
    Interest cost                                          1,279         1,993
    Amortization of prior service cost (benefit)          (4,746)       (1,477)
    Recognized net actuarial gain                           (348)         (126)
    Curtailment gain                                           -        (2,516)
                                                          ------       -------
          Net postretirement benefit expense (income)    ($3,626)      ($1,826)
                                                         =======       =======

The Company previously disclosed in its annual report to stockholders for the year ended December 31, 2003, that the Company expected to contribute $4.0 million of contributions to the plan in the year ended December 31, 2004. As of June 30, 2004, $2.3 million of contributions have been made.

11.  Information Concerning Business Segments
The Company operates principally in the United States in one segment after having disposed of its other segment, the electrical products segment, in July 2004. The aluminum segment manufactures common alloy aluminum sheet for distributors and the transportation, construction, and consumer durables end-use markets. The electrical products segment manufactured flexible electrical wiring products for the commercial construction and do-it-yourself markets. See note 15, "Discontinued Electrical Products Segment Operations" for additional information.

12.  Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $30 million revolving credit facility are guaranteed by the Company's wholly-owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, a combining balance sheet as of June 30, 2004 and December 31, 2003, statement of operations for the three months and six months ended June 30, 2004 and 2003 and statement of cash flows for the six months ended June 30, 2004 and 2003.

                  Combining Balance Sheet at June 30, 2004
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $   2,246   $    --      $    --      $   2,246
          Accounts receivable, net                                          --        270,333        --       (270,255)          78
          Inventories                                                       --        139,158        --           --        139,158
          Net residual interest in receivables sold                         --           --        36,306         --         36,306
          Prepayments and other current assets                               435       16,521        --           --         16,956
          Current assets of discontinued operations                         --         41,707        --           --         41,707
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      469,965      36,306     (270,255)     236,451
Property, plant and equipment, net                                             1      120,610        --           --        120,611
Other noncurrent assets                                                  378,052        8,151        --       (377,507)       8,696
Noncurrent assets of discontinued operations                                --         33,776        --           --         33,776
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 378,488    $ 632,502   $  36,306    $(647,762)   $ 399,534
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Lon-term debt due within one year                            $    --      $   8,588   $    --      $    --      $   8,588
          Accounts payable                                               183,435       57,417      86,832     (270,255)      57,429
          Accrued liabilities                                              6,049       30,488        (711)        --         35,826
          Current liabilities of discontinued operations                    --         12,849        --           --         12,849
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 189,484      109,342      86,121     (270,255)     114,692
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          3,297        --           --          3,297
Accrued pension benefits                                                    --         30,108        --           --         30,108
Accrued postretirement benefits                                             --         61,203        --           --         61,203
Noncurrent liabilities of discontinued operations                           --          1,230        --           --          1,230
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         314,484      205,180      86,121     (270,255)     335,530
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            162            1        --             (1)         162
     Additional paid-in capital                                          407,965      486,727       5,000     (491,727)     407,965
     Accumulated deficit                                                (328,704)     (45,959)    (54,815)     100,774     (328,704)
     Unearned compensation                                                (1,972)        --          --           --         (1,972)
     Accumulated other comprehensive income:
        Minimum pension liability adjustment                             (21,276)     (21,276)       --         21,276      (21,276)
        Effects of cash flow hedges                                        7,829        7,829        --         (7,829)       7,829
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                 64,004      427,322     (49,815)    (377,507)      64,004
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 378,488    $ 632,502   $  36,306    $(647,762)   $ 399,534
                                                                       =========    =========   =========    =========    =========

                  Combining Balance Sheet at December 31, 2003
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $    --     $    --      $    --      $    --
          Accounts receivable, net                                          --        269,520        --       (269,213)         307
          Inventories                                                       --        116,150        --           --        116,150
          Net residual interest in receivables sold                         --           --        44,889         --         44,889
          Prepayments and other current assets                               435       13,529        --           --         13,964
          Current assets of discontinued operations                         --         35,704        --           --         35,704
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      434,903      44,889     (269,213)     211,014
Property, plant and equipment, net                                             3      127,607        --           --        127,610
Other noncurrent assets                                                  385,455        7,040        --       (384,693)       7,802
Noncurrent assets of discontinued operations                                --         33,690        --           --         33,690
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 385,893    $ 603,240   $  44,889    $(653,906)   $ 380,116
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Outstanding checks in excess of deposits                     $    --      $     947   $    --      $    --      $     947
          Accounts payable                                               176,832       44,171      92,386     (269,213)      44,176
          Accrued liabilities                                              5,923       15,826        (490)        --         21,259
          Current liabilities of discontinued operations                    --          9,458        --           --          9,458
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 182,755       70,402      91,896     (269,213)      75,840
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          3,845        --           --          3,845
Accrued pension benefits                                                    --         29,017        --           --         29,017
Accrued postretirement benefits                                             --         67,146        --           --         67,146
Noncurrent liabilities of discontinued operations                           --          1,130        --           --          1,130
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         307,755      171,540      91,896     (269,213)     301,978
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            160            1        --             (1)         160
     Additional paid-in capital                                          405,703      486,727       5,000     (491,727)     405,703
     Accumulated deficit                                                (308,477)     (35,746)    (52,041)      87,787     (308,477)
     Accumulated other comprehensive income:
        Unrealized gain on security                                           34         --            34          (34)          34
        Minimum pension liability adjustment                             (21,276)     (21,276)       --         21,276      (21,276)
        Effects of cash flow hedges                                        1,994        1,994        --         (1,994)       1,994
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                 78,138      431,700     (47,007)    (384,693)      78,138
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 385,893    $ 603,240   $  44,889    $(653,906)   $ 380,116
                                                                       =========    =========   =========    =========    =========

   Combining Statement of Operations for the three months ended June 30, 2004
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 273,634      $    --         $    --         $ 273,634
Cost of goods sold                                              --           268,704           --              --           268,704
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --             4,930           --              --             4,930
Selling, general and administrative expenses                     110          10,589            (45)           --            10,654
Restructuring charges                                           --            12,943           --              --            12,943
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (110)        (18,602)            45            --           (18,667)
Other income (expense), net                                  (18,995)            375           --            18,995             375
Interest income (expense), net                                (3,469)            703         (1,534)           --            (4,300)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations
       before income taxes                                   (22,574)        (17,524)        (1,489)         18,995         (22,592)
Income tax expense                                              --               (18)          --              --               (18)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations                (22,574)        (17,506)        (1,489)         18,995         (22,574)
Discontinued operations:
     Income (loss) from operations before income taxes         2,046           2,046           --            (2,046)          2,046
     (Loss) on disposition                                    (1,570)         (1,570)          --             1,570          (1,570)
     Income tax expense (benefit)                              1,003           1,003           --            (1,003)          1,003
                                                           ---------       ---------      ---------       ---------       ---------
Income (loss) from discontinued operations                      (527)           (527)          --               527            (527)
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $ (23,101)      $ (18,033)     $  (1,489)      $  19,522       $ (23,101)
                                                           =========       =========      =========       =========       =========

   Combining Statement of Operations for the three months ended June 30, 2003
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 190,099      $    --         $    --         $ 190,099
Cost of goods sold                                              --           180,911           --              --           180,911
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --             9,188           --              --             9,188
Selling, general and administrative expenses                      44           7,596           --              --             7,640
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (44)          1,592           --              --             1,548
Other income (expense), net                                    1,550             414           --            (1,550)            414
Interest income (expense), net                                (3,467)            547           (999)           --            (3,919)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations
       before income taxes                                    (1,961)          2,553           (999)         (1,550)         (1,957)
Income tax expense                                              --                 4           --              --                 4
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations                 (1,961)          2,549           (999)         (1,550)         (1,961)
Discontinued operations:
     Income (loss) from operations before income taxes           106             106           --              (106)            106
     (Loss) on disposition                                      --              --             --              --              --
     Income tax expense (benefit)                                 16              16           --               (16)             16
                                                           ---------       ---------      ---------       ---------       ---------
Income (loss) from discontinued operations                        90              90           --               (90)             90
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (1,871)      $   2,639      $    (999)      $  (1,640)      $  (1,871)
                                                           =========       =========      =========       =========       =========

   Combining Statement of Operations for the six months ended June 30, 2004
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 525,888      $    --         $    --         $ 525,888
Cost of goods sold                                              --           506,722           --              --           506,722
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            19,166           --              --            19,166
Selling, general and administrative expenses                     303          20,608           --              --            20,911
Restructuring charges                                           --            13,337           --              --            13,337
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (303)        (14,779)          --              --           (15,082)
Other income (expense), net                                  (15,569)            758            111          15,569             869
Interest income (expense), net                                (6,937)          1,269         (2,885)           --            (8,553)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations
       before income taxes                                   (22,809)        (12,752)        (2,774)         15,569         (22,766)
Income tax expense                                              --                43           --              --                43
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations                (22,809)        (12,795)        (2,774)         15,569         (22,809)
Discontinued operations:
     Income (loss) from operations before income taxes         5,164           5,164           --            (5,164)          5,164
     (Loss) on disposition                                    (1,570)         (1,570)          --             1,570          (1,570)
     Income tax expense (benefit)                              1,012           1,012           --            (1,012)          1,012
                                                           ---------       ---------      ---------       ---------       ---------
Income (loss) from discontinued operations                     2,582           2,582           --            (2,582)          2,582
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $ (20,227)      $ (10,213)     $  (2,774)      $  12,987       $ (20,227)
                                                           =========       =========      =========       =========       =========

   Combining Statement of Operations for the six months ended June 30, 2003
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 377,385      $    --         $    --         $ 377,385
Cost of goods sold                                              --           361,020           --              --           361,020
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            16,365           --              --            16,365
Selling, general and administrative expenses                     172          16,832           --              --            17,004
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (172)           (467)          --              --              (639)
Other income (expense), net                                     (445)            908           --               445             908
Interest income (expense), net                                (6,935)            888         (1,707)           --            (7,754)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations
       before income taxes                                    (7,552)          1,329         (1,707)            445          (7,485)
Income tax expense                                              --                67           --              --                67
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations                 (7,552)          1,262         (1,707)            445          (7,552)
Discontinued operations:
     Income (loss) from operations before income taxes          (779)           (779)          --               779            (779)
     (Loss) on disposition                                      --              --             --              --              --
     Income tax expense (benefit)                                 33              33           --               (33)             33
                                                           ---------       ---------      ---------       ---------       ---------
Income (loss) from discontinued operations                      (812)           (812)          --               812            (812)
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (8,364)      $     450      $  (1,707)      $   1,257       $  (8,364)
                                                           =========       =========      =========       =========       =========

   Combining Statement of Cash Flows for the six months ended June 30, 2004
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $(20,227)   $(10,213)  $  (2,774)   $ 12,987    $(20,227)
   (Income) loss from discontinued operations                                (2,582)     (2,582)       --         2,582      (2,582)
   Adjustments to reconcile net income (loss) to
    net cash (used in) operations:
        Depreciation                                                              2      10,513        --          --        10,515
        Amortization                                                           --           572          32        --           604
        Loss on disposal of property, plant and equipment                      --           578        --          --           578
        Issuance of common stock in connection with stock awards                206        --          --          --           206
        Equity in undistributed net income of subsidiaries                   15,569        --          --       (15,569)        --
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net                   --          (813)       --         1,042         229
             (Increase) in inventories                                         --       (23,008)       --          --       (23,008)
             Decrease in net residual interest in receivables sold             --          --         8,517        --         8,517
             Decrease in prepayments and other current assets                  --         2,843        --          --         2,843
             Decrease (increase) in other noncurrent assets                     303      (1,683)       --          --        (1,380)
             Increase (decrease) in accounts payable                          6,603      13,246      (5,554)     (1,042)     13,253
             Increase (decrease) in accrued liabilities                         126      14,662        (221)       --        14,567
             (Decrease) in other liabilities                                   --        (5,400)       --          --        (5,400)
                                                                           --------    --------    --------    --------    --------
                 Net cash (used in) continuing operations                      --        (1,285)       --          --        (1,285)
                 Net cash (used in) discontinued operations                    --           (16)       --          --           (16)
                                                                           --------    --------    --------    --------    --------
                 Net cash (used in) operating activities                       --        (1,301)       --          --        (1,301)
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (4,226)       --          --        (4,226)
   Proceeds from sale of property, plant and equipment                         --           132        --          --           132
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (4,094)       --          --        (4,094)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   (Decrease) in outstanding checks in excess of deposits                      --          (947)       --          --          (947)
   Proceeds from long-term debt                                                --       148,801        --          --       148,801
   Repayments of long-term debt                                                --      (140,213)       --          --      (140,213)
                                                                           --------    --------    --------    --------    --------
        Net cash provided by financing activities                              --         7,641        --          --         7,641
                                                                           --------    --------    --------    --------    --------
Net increase in cash and cash equivalents                                      --         2,246        --          --         2,246
Cash and cash equivalents at beginning of period                               --          --          --          --          --
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $  2,246    $   --      $   --      $  2,246
                                                                           ========    ========    ========    ========    ========

   Combining Statement of Cash Flows for the six months ended June 30, 2003
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $ (8,364)   $    450   $  (1,707)   $  1,257    $ (8,364)
   Loss from discontinued operations                                            812         812        --          (812)        812
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operations:
        Depreciation                                                           --         9,132        --          --         9,132
        Amortization                                                           --           444        --          --           444
        Loss on disposal of property, plant and equipment                      --            40        --          --            40
        Issuance of common stock in connection with stock awards                 90        --          --          --            90
        Equity in undistributed net income of subsidiaries                      445        --          --          (445)        --
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net                   --        31,312        --       (31,304)          8
             (Increase) in inventories                                         --       (16,512)       --          --       (16,512)
             Decrease in net residual interest in receivables sold             --          --        40,969        --        40,969
             Decrease in prepayments and other current assets                  --           689        --          --           689
             Decrease (increase) in other noncurrent assets                     218        (195)       --          --            23
             Increase (decrease) in accounts payable                          8,360     (22,266)    (39,303)     31,304     (21,905)
             Increase (decrease) in accrued liabilities                          40      (4,330)         41        --        (4,249)
             (Decrease) in other liabilities                                   --        (1,818)       --          --        (1,818)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by (used in) continuing operations         1,601      (2,242)       --          --          (641)
                 Net cash provided by discontinued operations                  --         2,294        --          --         2,294
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by operating activities                    1,601          52        --          --         1,653
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --        (6,823)       --          --        (6,823)
   Proceeds from sale of property, plant and equipment                         --           155        --          --           155
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --        (6,668)       --          --        (6,668)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                --        60,398        --          --        60,398
   Repayments of long-term debt                                                --       (60,398)       --          --       (60,398)
   Cash dividends paid                                                       (1,601)       --          --          --        (1,601)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) financing activities                              (1,601)       --          --          --        (1,601)
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --        (6,616)       --          --        (6,616)
Cash and cash equivalents at beginning of period                               --        13,199        --          --        13,199
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $  6,583    $   --      $   --      $  6,583
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

In January 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1"). FSP FAS 106-1 allowed companies to assess the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") on their postretirement benefit obligations and costs and reflect the effects in their financial statements, pursuant to SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Companies were also allowed to make a one-time election to defer accounting for the effects of the Act until authoritative guidance is issued. The guidance in FSP FAS 106-1 was effective for years ending after December 7, 2003. In accordance with FSP FAS 106-1, the accumulated postretirement benefit obligation and net periodic postretirement benefit expense (income) in the Company's consolidated financial statements do not reflect the effects of the Act on the Company's postretirement health care plan. In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of the Act, is pending, and that guidance, when issued, could require the Company to change previously reported information. Additionally, in May 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-2"). FSP FAS 106-2 supersedes FSP FAS 106-1 and will be effective for the Company in the third quarter of 2004. FSP FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans the provide drug benefits and also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act.

15.  Discontinued Electrical Products Segment Operations
On June 4, 2004, the Company entered into an agreement to sell its Alflex subsidiary, which comprises its Electrical Products Segment, to Southwire Company. The sale was completed on July 30, 2004. Summary operating results for the discontinued operations follows (in thousands):

                                                                                 Three months ended
                                                                                       June 30,
                                                                                 2004           2003
                                                                                 ----           ----
    Net sales                                                                 $29,855        $25,021
                                                                              =======        =======

    Income (loss) from discontinued operations before income taxes             $2,046           $106
    Income tax expense                                                              3             16
                                                                              -------        -------
    Income (loss) from discontinued operations, net                             2,043             90
                                                                              -------        -------

    (Loss) on disposal of discontinued operations                              (1,570)             -
    Income tax expense                                                          1,000              -
                                                                              -------        -------
    (Loss) on disposal of discontinued operations, net                         (2,570)             -
                                                                              -------        -------
    Income (loss) on discontinued operations, net                               ($527)          $ 90
                                                                              =======        =======

                                                                                  Six months ended
                                                                                       June 30,
                                                                                 2004           2003
                                                                                 ----           ----
    Net sales                                                                 $61,678        $49,703
                                                                              =======        =======

    Income (loss) from discontinued operations before income taxes             $5,164          ($779)
    Income tax expense                                                             12             33
                                                                              -------        -------
    Income (loss) from discontinued operations, net                             5,152           (812)
                                                                              -------        -------

    (Loss) on disposal of discontinued operations                              (1,570)             -
    Income tax expense                                                          1,000              -
                                                                              -------        -------
    (Loss) on disposal of discontinued operations, net                         (2,570)             -
                                                                              -------        -------

    Income (loss) on discontinued operations, net                              $2,582          ($812)
                                                                              =======        =======

Summarized balance sheet information for the discontinued operations is as follows (in thousands):

                                                June 30,       December 31,
                                                  2004             2003
                                                  ----             ----
    Current assets                             $41,707           $35,704
    Property, plant and equipment, net          14,511            14,425
    Goodwill                                    19,265            19,265
    Current liabilities                        (12,849)           (9,458)
    Accrued pension benefits                    (1,230)           (1,130)

16.  Subsequent Event
On July 30, 2004, the Company completed the disposition of its Alflex subsidiary, which comprised its Electrical Products Segment, to Southwire Company pursuant to a stock purchase agreement. The cash consideration received by the Company was $64.0 million (subject to final adjustment upon verification of the actual value of property, plant and equipment and working capital, as set forth in the stock purchase agreement.)

17.  Pending Merger
On June 17, 2004, the Company and IMCO Recycling Inc. ("IMCO") announced that they had entered into an Agreement and Plan of Merger pursuant to which a newly formed indirect wholly owned subsidiary of IMCO will merge with and into the Company, and as a result, the Company will become a wholly owned indirect subsidiary of IMCO.

Terms of the Merger Agreement call for the Company's stockholders to receive
0.815 IMCO shares in exchange for each of their Company shares. The merger is expected to close in the fourth quarter of 2004, subject to the approval of the stockholders of both companies, approval under the Hart Scott Rodino Act, refinancing of indebtedness and other customary closing conditions.

18.  Restructuring Charges
During the second quarter of 2004, the Company recorded restructuring charges of $15.2 million including $2.2 million inventory write-downs included in cost of goods sold on the condensed consolidated statement of operations and $15.5 million for the six months ended June 30, 2004. The restructuring costs are related to new management's initial efforts to improve profitability by eliminating under-performing operations and streamlining overhead, as well as costs associated with the proposed merger with IMCO, which is expected to close in the fourth quarter of 2004.

During the quarter, the Company closed its tube manufacturing facility in Kings Mountain, North Carolina, to focus on its core aluminum sheet and recycling operations and eliminate an unprofitable product line. Total production of tube, fabrication operations and assembly of retail products ceased on June 30, 2004. Estimated costs for the closure are approximately $7.2 million including severance costs, fixed asset and inventory write-downs, present value of equipment lease obligations and various other closing costs. $5.8 million of closure costs were recorded in the second quarter of 2004, with the balance expected to be recorded in the third quarter of this year.

The departure of the former chief executive officer and other key executives related to the upcoming merger with IMCO, represent the initial steps in streamlining overhead costs, resulting in a charge of $6.4 million for severance costs in the second quarter. In addition, the Company recorded $3.0 million of merger-related charges in the second quarter of 2004 and $0.4 million in the first quarter of 2004.

A summary of the significant components of the restructuring charges for the six months ended June 30, 2004 is as follows (in thousands):

                                                              Merger      Closure Of Tube
                                                             Related       Manufacturing      Streamlining
                                                              Costs          Facility           Overhead        Total
                                                            ----------     --------------     ------------    ----------
Severance costs                                                  $   -              $ 512          $ 6,367       $6,879
Lease termination costs                                              -              2,251                -        2,251
Asset write-downs                                                    -                792                -          792
Professional fees                                                3,351                  -                -        3,351
Other costs                                                          -                 64                -           64
                                                               -------             ------          -------       ------
       Total                                                     3,351              3,619            6,367       13,337
Inventory write-downs (included in cost of goods sold)               -              2,208                -        2,208
                                                               -------             ------          -------       ------
       Total                                                  $  3,351            $ 5,827          $ 6,367      $15,545
                                                               =======             ======          =======       ======

Accruals for the restructuring charges are included in accrued liabilities on the condensed consolidated balance sheet and amounted to $7.0 million at June 30, 2004. The accruals primarily consist of costs related to severance, lease termination costs and professional fees.

A summary of the activity with respect to the restructuring accruals is as follows (in thousands):

                                                              Total
                                                             -------
Restructuring accrual at March 31, 2004                       $ 250
    Restructuring charges (1)                                12,151
    Payments                                                 (5,425)
                                                            --------
Restructuring accrual at June 30, 2004                       $6,976
                                                            ========

Note (1) - represents severance, lease termination costs, professional fees and other costs included in the restructuring accrual. The remaining restructuring charges of $792 consist of asset write-downs and are not included in the restructuring accrual.

19.  Stock Incentives
During June 2004, the Company awarded 220,000 shares of restricted common stock to certain new members of management. The awards were recorded in the stockholders' equity section of the condensed consolidated balance sheet by increasing the combined amounts of common stock and additional paid in capital by $2.1 million with a corresponding charge to unearned compensation. The unearned compensation amount is being amortized over the vesting period of the restricted stock. The unearned compensation balance at June 30, 2004 was $2.0 million.

20.  Revolving Credit Agreement
The Company has a $30 million revolving credit facility that expires on March 31, 2005. At June 30, 2004, $18.3 million was available, as the outstanding amounts against the credit facility were $3.1 million of standby letters of credit and $8.6 million of borrowings. Availability of advances under the $30 million revolving credit facility is dependent on the continued satisfaction of certain financial covenants contained in the revolving credit agreement. In the quarter ended June 30, 2004, the Company determined that an amendment to its credit agreement pertaining to certain financial covenants would be necessary to avoid a breach of the credit agreement. The Company obtained the necessary amendment, which was effective as of June 30, 2004, in July 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the condensed consolidated financial statements and notes thereto included in item 1 of this report in addition to the consolidated financial statements of the Company and the notes thereto included in the Company's annual report to stockholders for the year ended December 31, 2003, including footnote 1 which describes the Company's significant accounting policies including its use of estimates. See the caption entitled "Application of Critical Accounting Policies" in this section for further information. The following discussion contains statements which are forward-looking rather than historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could render them materially different, including, but not limited to, the ability to close the merger agreement with IMCO Recycling Inc. ("IMCO") announced in June 2004, the success of the implementation of the Company-wide information system, the effect of global economic conditions, the ability to achieve the level of cost savings or productivity improvements anticipated by management, including synergies that the IMCO merger are expected to produce, the effect (including possible increases in the cost of doing business) resulting from war or terrorist activities or political uncertainties, the ability to successfully implement new marketing and sales strategies, the impact of competitive products and pricing, product development and commercialization, availability and cost of critical raw materials, the ability to effectively hedge the cost of raw materials, capacity and supply constraints or difficulties, the success of the Company in implementing its business strategy, and other risks as detailed in the Company's various filings with the Securities and Exchange Commission.

Recent Developments
Alflex Sale
On June 7, 2004 the Company announced the planned sale of its Alflex electrical products business to Southwire Company. The announcement indicated that the sale was expected to close on or before July 30, 2004, with proceeds to be used to pay down debt and other corporate purposes. The sale closed on July 30, 2004 for a cash consideration received by the Company of $64.0 million (subject to final adjustment of property, plant and equipment and working capital balances, as set forth in the Stock Purchase Agreement between the parties.)

Management Changes
On June 11, 2004 the Company announced the appointment of Steven J. Demetriou as the new president and chief executive officer of the Company replacing Mark V. Kaminski. Other Company officers joining the Company in June were Michael D. Friday, executive vice president and chief financial officer, Christopher R. Clegg, vice president, general counsel and secretary and Sean M. Stack, vice president and treasurer. (See Merger Announcement section below for added context.)

Merger Announcement
On June 17, 2004 the Company announced that it had entered into a merger agreement with IMCO pursuant to which a newly formed indirect wholly owned subsidiary of IMCO will merge with and into the Company, with the effect that the Company will become a wholly owned indirect subsidiary of IMCO. Under the terms of the merger agreement, at the effective time of the merger, holders of Company common stock will receive 0.815 share of IMCO common stock for each share of Company common stock held. Refer to Form 8-K filed by the Company with the Securities and Exchange Commission on June 18, 2004 which includes the merger agreement and is incorporated herein by reference. Also refer to Form S-4 Registration Statement filed by IMCO Recycling Inc. with the Securities and Exchange Commission on July 21, 2004 for detailed information on the merger transaction.

Special Charges Announcement
On July 21, 2004 the Company announced that it expected to incur second quarter 2004 restructuring charges of approximately $15.2 million, consisting of $6.4 million employee severance costs (including costs relating to separation agreements with Mark V. Kaminski, former chief executive officer; Lenna Ruth Macdonald, former vice president, general counsel and secretary; and Gregory P. Givan, former vice president and treasurer), $5.8 million in costs relating to closure of its aluminum segment tube manufacturing products line and $3.0 million in merger-related costs. The Company recorded these charges in the 2004 second quarter, of which approximately $12.9 million is shown as a " restructuring charges" line item and $2.2 million is included in cost of goods sold in the Company's condensed consolidated statement of operations herein. See note 18 "Restructuring Charges" in the condensed consolidated financial statements for additional information.

The Company also announced in the same release that it expected to incur additional costs of $3.3 million in connection with the sale of its Alflex electrical products business (inclusive of $1.0 million income tax expense). Actual costs recorded in the second quarter 2004 financial statements herein are $2.6 million, or $0.7 million lower than estimated by the Company, as the result of the Company's incurring lower employee severance costs than estimated. See note 15 "Discontinued Electrical Products Segment Operations" in the condensed consolidated financial statements for additional information.

Business Overview
The Company operates in one business, the aluminum business after having disposed of the Company's electrical products business in July 2004. See note 15 "Discontinued Electrical Products Segment Operations" in the condensed consolidated financial statements for additional information. The aluminum business manufactures non-heat treat coil aluminum sheet products, generally referred to as common alloy products, that are sold through distributors and to end-users, principally in building and construction, transportation, consumer durables and welded tube product markets, however, the Company closed its tube manufacturing facility at the end of June 2004 and exited that product line. See note 18 "Restructuring Charges" in the condensed consolidated financial statements for additional information. The aluminum business is highly cyclical in nature and is affected by global economic conditions, market competition, product development and commercialization and other such factors that influence supply and demand for the products produced by the Company.

The Company's principal raw materials are aluminum scrap, primary aluminum and steel. Trends in the demand for aluminum sheet products in the United States and in the prices of primary aluminum metal and aluminum scrap commodities affect the business of the Company. The Company's operating results also are affected by factors specific to the Company, such as the margins between selling prices for its products and its cost of raw materials ("material margins") and its unit cost of converting raw materials into its products ("conversion cost"). While changes in the London Metal Exchange ("LME") aluminum prices can cause the Company's net sales to vary significantly from period to period, net income is more directly impacted by fluctuations in material margins and conversion cost.

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

The use of futures contracts to hedge the Company's exposure to changes in aluminum prices can best be understood by following aluminum metal sales/purchases flows. Aluminum metal sold to customers is typically priced by industry participants, including the Company, at a market-based cents-per-pound differential ("rolling margin") over the prevailing market price of a base-reference primary metal type ("P1020"). The rolling margin differs for each coil type sold, depending on the specifications of the metal, the cost of manufacturing the metal, and by prevailing supply and demand conditions, as reflected by competitors' price offerings and general economic trends. The base-reference primary metal, P1020, is used in the sales pricing formula because of its widespread acceptance as a reference value for the price of primary aluminum. The P1020 price is determined in the market by the market price of primary aluminum sold on the LME commodity market, plus a market-based cents-per-pound price differential ("Mid-West Premium") covering the cost of transportation from the smelter to the Midwestern United States.

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

Despite the obvious benefit (in an economic and cash flow sense) of employing LME futures contracts to hedge its metal purchases, the Company notes that the accounting treatment accorded hedge gains/losses realized during the last three quarters of 2003 and the first two quarters of 2004 required that such gains/losses be marked-to-market as prescribed by Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"). This mark-to-market treatment resulted from a determination that the hedges did not meet certain "effectiveness" requirements that would have enabled such realized gains/losses to be recorded in other comprehensive income for later reclassification into cost of goods sold when the hedged transactions occur. The "effectiveness" standard required to be met for deferral treatment of the hedge gains/losses is predicated on a statistically based high degree of correlation between price changes in the metal purchases being hedged and price changes in the hedge instruments, the LME futures contracts. The requisite correlation was not met during the last three quarters of 2003 and the first two quarters of 2004 due to the fact that the variability in price changes relating to metal purchases being hedged (principally scrap spreads) did not move in tandem with price changes in the LME futures contracts to the degree that would statistically demonstrate the requisite correlation. Recognizing in income rather than deferring the hedge gains/losses as required by SFAS No. 133 had the effect of increasing 2003 material margins, pretax income and net income by approximately $7.0 million, that otherwise would have been recorded in other comprehensive income and matched to hedged metal purchases in 2004. Consequently, 2004 material margins when the hedged transactions occur have been and will be adversely affected by the $7.0 million which was required under SFAS No. 133 to be recognized in 2003 (see the section entitled "Risk Management" for additional information regarding the Company's hedging programs.)

The Company had estimated at the end of 2003 that, absent any other effects that arise from 2004 transactions, the $7.0 million adverse impact in 2004 would be distributed approximately $3.3 million in the first quarter, $1.7 million in the second quarter, $1.2 million in the third quarter and $0.8 million in the fourth quarter. During the first two quarters of 2004, mark-to-market changes in the carrying value of the futures contracts and new transactions were entered into which increased material margins, pretax income and net income by approximately $3.4 million, the effect of which was to partially offset the $5.0 million loss carried over from 2003. At June 30, 2004, the cumulative mark-to-market adjustments described herein have the effect of reducing future period material margins by approximately $5.5 million (excluding the effects of new mark-to-market adjustments arising in the future). The $5.5 million adverse impact would be distributed approximately $2.9 million in the third quarter of 2004, $2.2 million in the fourth quarter of 2004 and $0.4 million in 2005.

During the second quarter and first half of 2004, shipments of the Company's aluminum sheet products increased by 35% and 33%, respectively, from the prior year periods due to strengthening in certain markets.

During the second quarter of 2003, the Company implemented changes to its postretirement medical insurance program applicable to all non-bargaining unit Kentucky employees, limiting eligibility and increasing premiums. Because of these changes, the Company realized a benefit of approximately $6.5 million after tax or $0.40 per share in 2003 with the benefit allocated approximately one-half as a reduction in cost of goods sold and one-half in selling, general and administrative expenses. In addition to the effect on 2003, the Company realized a benefit of approximately $2.1 million after tax or $0.13 per share in the both the first and second quarter of 2004 and estimates that net income will be increased approximately $8.3 million for the full year in 2004 and approximately $1.7 million in 2005.

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

Results of Operations for the three months and six months ended June 30, 2004 and 2003
Net Sales. Net sales for the quarter ended June 30, 2004, increased 44% to $279.5 million (including $5.8 million sales to the discontinued electrical products segment) from $194.2 million (including $4.1 million sales to the discontinued electrical products segment) for the same period in 2003. The increase was due to higher aluminum shipments and higher net selling prices of aluminum. As mentioned previously, the increased aluminum shipments were primarily due to strengthening in the building and construction, distribution and transportation markets. Unit sales volume of aluminum increased 35% to 247.4 million pounds (including 5.2 million pounds sold to the discontinued electrical products segment) for the second quarter of 2004 from 183.0 million pounds (including 4.8 million pounds sold to the discontinued electrical products segment) for the second quarter of 2003. Net sales for the six-month period ended June 30, 2004, were $537.7 million (including $11.9 million sales to the discontinued electrical products segment), a 39% increase from the $385.9 million (including $8.5 million sales to the discontinued electrical products segment) recorded in the first half of 2003. The increase was due to the effect of higher aluminum product shipments and higher net selling prices of aluminum products. Unit sales volume of aluminum was 494.9 million pounds (including 10.8 million pounds sold to the discontinued electrical products segment) for the first half of 2004, an increase of 33% from the 371.9 million pounds (including
10.0 million pounds sold to the discontinued electrical products segment) for the first half of 2003.

Gross Profit. (All gross profit comparisons exclude Alflex, which is reported under discontinued operations) Gross profit for the quarter ended June 30, 2004 decreased to $4.9 million (1.8% of net sales) from $9.2 million (4.8% of net sales) for the same period in 2003. The gross profit decrease is due to a combination of factors, including the unfavorable effects of the mark-to-market hedge adjustments mentioned previously and a $2.2 million inventory write-down related to closure of the tube product line. Partially offsetting those factors was the net favorable effect of the 35% increase in shipment volume, including the impact of the volume increase in reducing manufacturing and freight unit costs by spreading the fixed component of those costs over the larger volume base. The volume increase more than offset the reduction in material margins, which declined (exclusive of the hedge and tube inventory write-down) to $0.308 per pound from $0.358 per pound in the prior year quarter. The $0.050 per pound material margin decline was principally related to selling price reductions granted by the Company in order to increase 2004 shipment volume and regain market share lost in 2003. Gross profit for the six months ended June 30, 2004 increased to $19.2 million (3.6% of sales) from $16.4 million (4.3% of sales) in the prior year period. The six months gross profit increase includes the unfavorable effect of the same factors that affected the 2004 second quarter, consisting of the mark-to-market hedge and the tube inventory write-down. The 2004 six month material margin declined (exclusive of hedge and tube inventory write-down) by $0.049 per pound to $0.303 per pound from $0.352 per pound in the prior year period. The decrease, attributable to the aforementioned market share-related customer selling price reductions granted in 2004, was more than offset by the beneficial effects of the resulting volume increase on gross profit.

Operating Income. The Company had an operating loss of $18.7 million for the second quarter of 2004 compared with operating income of $1.5 million for the second quarter of 2003. For the six-month period ended June 30, 2004, the Company had an operating loss of $15.1 million, versus an operating loss of $0.6 million for the first half of 2003. In addition to the factors described in the gross profit section, operating income changes were impacted by the recording of restructuring charges in the second quarter of 2004 and changes in selling, general and administrative expenses. The Company incurred restructuring charges during the second quarter of 2004 of $12.9 million and $13.3 million for the six months ended June 30, 2004 relating to new management's initial efforts to improve profitability by eliminating under-performing operations and streamlining overhead, as well as costs associated with the planned merger with IMCO Recycling Inc. See note 18 "Restructuring Charges" in the condensed consolidated financial statements for additional information. There were no similar charges in the comparable periods in 2003. Selling, general and administrative expenses during the second quarter of 2004 were $10.7 million, compared with $7.6 million for the same period in 2003 and were $20.9 million for the six months ended June 30, 2004, compared with $17.0 million for the same period in 2003. The increase in selling, general and administrative expenses was primarily due to higher accruals for employee incentive plans, increased depreciation expense due to the information technology systems upgrade and increased professional service costs.

Income (Loss) From Continuing Operations. The Company had a loss from continuing operations of $22.6 million for the quarter ended June 30, 2004, compared to a loss from continuing operations of $2.0 million for the same period in 2003 and a loss from continuing operations of $22.8 million for the six months ended June 30, 2004 compared to a loss from continuing operations of $7.6 million for the first half of 2003 due principally to the factors described in the previous sections. Interest expense, net was $4.3 million for the quarter ended June 30, 2004, compared to $3.9 million recorded in the second quarter of 2003 and $8.6 million for the six months ended June 30, 2004, compared with $7.8 million for the first half of 2003. The quarter and six-month increase were primarily due to an increase in amounts outstanding under the Company's receivables purchase agreement and an increase in interest rates under the agreement combined with a reduction in investment interest income.

Discontinued Operations. The Company disposed of its electrical products business in July 2004 and all periods shown have reclassified the results of this business as discontinued operations including the loss on disposition. See note 15 "Discontinued Electrical Products Segment Operations" in the condensed consolidated financial statements for additional information. Income from operations before income taxes was $2.0 million for the quarter ended June 30, 2004, compared to income from operations before taxes of $0.1 million for the same period in 2003 and income from operations before income taxes of $5.2 million for the six months ended June 30, 2004 compared to a loss from operations before income taxes of $0.8 million for the first half of 2003. The improvements were primarily due to the net effects of higher shipment volume, higher material margins and lower manufacturing costs. The loss on disposition of $1.6 million ($2.6 million after an estimated $1.0 million of income tax expense) relates to estimated transaction costs relating to severance and professional fees.

Net Income (Loss). The Company had a net loss of $23.1 million for the quarter ended June 30, 2004, compared to a net loss of $1.9 million for the same period in 2003 and a net loss of $20.2 million for the six months ended June 30, 2004 compared to a net loss of $8.4 million for the first half of 2003 due to the factors described in the previous sections.

Off-Balance Sheet Arrangement
During 1997, the Company sold all of its trade accounts receivable to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate, whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003. In October 2002, the Company extended the agreement for an additional year ending in September 2004 and in February 2004, extended the agreement through the end of March 2005. During September 2001 the Company and the financial institution agreed to reduce the size of the facility to $95.0 million and in October 2003 the availability was reduced to $60.0 million. In February 2004, the availability was increased to $80.0 million and in May 2004 was increased to $100.0 million. At June 30, 2004 and December 31, 2003, the Company had outstanding under the agreement $100.0 million and $60.0 million, respectively, and had $36.3 million and $44.9 million, respectively, of net residual interest in receivables sold. The net residual interest in the receivables sold has been reduced by $23.3 million and $19.3 million, respectively, at June 30, 2004 and December 31, 2003, for the portion of the net residual interest that related to the Company's discontinued electrical products segment and included in the current assets of discontinued operations on the condensed consolidated balance sheet. The fair value of the net residual interest was measured at the time of the sale and based on the sale of similar assets. In the six months ended June 30, 2004 and 2003, the Company received gross proceeds of $40.0 million and $62.0 million, respectively, from the sale of receivables and made gross payments of $16.0 million in the first half of 2003 under the agreement. There have been no payments made during the first six months of 2004. Under the terms of the agreement, the Company is required to maintain tangible net worth of $5 million, and to not exceed certain percentages of credit sales for uncollectible accounts, delinquent accounts and sales returns and allowances. Should the Company exceed such limitations, the financial institution has the right to terminate the agreement.

Liquidity and Capital Resources
The Company's continuing operations used cash flows of $1.3 million for the six months ended June 30, 2004 compared to using cash flows of $0.6 million for the first half of 2003. Working capital decreased to $121.8 million at June 30, 2004 from $133.4 million at June 30, 2003.

Capital expenditures were $4.2 million during the six months ended June 30, 2004 compared to $6.8 million during the six months ended June 30, 2003. At June 30, 2004, the Company had commitments of $7.8 million for the purchase or construction of capital assets. Total capital expenditures for the year 2004 are estimated to be approximately $14.3 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities and meeting environmental requirements.

The Company's sources of liquidity are cash flows from operations, the Company's receivables purchase agreement described previously and borrowings under its $30 million revolving credit facility. The revolving credit facility expires on March 31, 2005. Availability of advances under the $30 million revolving credit facility is dependent on the continued satisfaction of certain financial covenants contained in the revolving credit agreement. While the Company is currently in full compliance with such financial covenants after having obtained an amendment in July 2004 which is effective as of June 30, 2004 for certain of the covenants, there is no assurance that the Company will be able to continue meeting such covenants, as currently structured, at all times during the next twelve months. In the event the Company does not meet the requisite covenants it may seek to obtain waivers or amendments of applicable covenant provisions from the participating lenders. In any event, the Company believes it has sufficient liquidity available from operating cash flows and amounts available under its receivables purchase agreement to fund its working capital requirements, capital expenditures, debt service, and if necessary, to satisfy any outstanding amounts under its revolving credit facility for at least the next twelve months.

The Company's revolving credit facility permits borrowings and letters of credit up to $30.0 million outstanding at any time. As noted in the previous paragraph, availability is subject to satisfaction of certain covenants and other requirements. At June 30, 2004, $18.3 million was available, as the outstanding amounts against the credit facility were $3.1 million of standby letters of credit and $8.6 million of borrowings. The Company received cash proceeds of $64.0 million on July 30, 2004 related to the sale of its Alflex electrical products business and will apply the proceeds to reduce amounts outstanding on its revolving credit facility, its receivables purchase agreement and for other general corporate purposes.

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

The following schedules summarize the Company's contractual cash obligations and unused availability of financing sources at June 30, 2004 (in thousands).


                                                             Payments Due By Period
                                                 -----------------------------------------------------------
Contractual Cash Obligations           Total     Less than 1 year   1-3 years     4-5 years    After 5 years
------------------------------------------------------------------------------------------------------------
  Long-term debt                       $133,588           $ 8,588      $125,000         $  --           $ --
  Capital and operating leases            8,505             2,670         2,568         1,049          2,218
  Standby letters of credit               3,111             3,111            --            --             --
                                       ---------------------------------------------------------------------
Total contractual cash obligations     $145,204           $14,369      $127,568        $1,049         $2,218
                                       =====================================================================



                                                            Amount of Availability Per Period
Unused Availability of             Total Amounts ----------------------------------------------------------
Financing Sources                   Available    Less than 1 year    1-3 years     4-5 years   Over 5 years
-----------------------------------------------------------------------------------------------------------
Unused revolving credit facility      $18,301           $18,301         $   --       $   --         $    --
                                      ---------------------------------------------------------------------
Total available                       $18,301           $18,301         $   --       $   --         $    --
                                      =====================================================================

The Company has 6 1/2 years remaining on a 10-year guaranteed supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of 120 million pounds of P1020/99.7% aluminum at current market prices from Glencore each year over the 10-year term. The Company has met or exceeded the minimum purchase quantity for each year of the contract.

At June 30, 2004, the Company held forward firm-priced aluminum purchase and sales orders through May 2005 totaling $19 million and $242 million, respectively. The Company hedges the impact of changes in prices related to these commitments as explained in the section entitled "Risk Management" which follows.

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

For the last three quarters of 2003 and the first two quarters of 2004, the Company's aluminum futures contracts did not meet certain "effectiveness" requirements set forth in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Accordingly, as prescribed by the provisions of SFAS No. 133, the derivative instruments that were used as hedges were marked-to-market and the gains and losses during the last three quarters of 2003 and the first two quarters of 2004 were recorded currently in the consolidated statement of operations instead of being deferred in other comprehensive income and included in income when the underlying hedged transactions occur. For the foreseeable future, it is likely that the derivative instruments will continue to be marked-to-market through the consolidated statement of operations. It is the Company's policy to hedge its exposure to variability in expected future cash flows relating to its purchases of scrap aluminum by entering into forward purchase contracts of primary aluminum. Scrap metal purchases are priced by suppliers in relation to prevailing primary metal prices, plus or minus certain quality and delivery differentials. The quality and delivery differentials change from time to time in relation to market conditions, but there is no derivative instrument available to correspondingly hedge such changes. Since the forward purchase contracts used by the Company only hedge the primary metal pricing components, changes in the other scrap metal pricing components cause the noted ineffectiveness. However, the derivative instruments are considered by the Company to be economically appropriate hedges of cash flows associated with the primary metal pricing components of scrap aluminum purchases. The Company's natural gas futures continue to be deemed "effective" per SFAS No. 133 and accordingly the gains and losses on these financial instruments are deferred in other comprehensive income and included in income when the underlying hedged transactions occur.

Gains and losses on these instruments that are deferred in other comprehensive income are reclassified into net income as cost of goods sold in the periods when the hedged transactions occur. As of June 30, 2004, the Company had $7.8 million of deferred net gains recorded in accumulated other comprehensive income. Over the next twelve months, approximately $5.4 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as a decrease of cost of goods sold.

A net loss of $4.6 million and $1.6 million was recognized in cost of goods sold during the three months and six months ended June 30, 2004, respectively, and a net gain of $0.7 million and $0.4 million was recognized in cost of goods sold during the three months and six months ended June 30, 2003, respectively, representing the amount of the hedges' ineffectiveness. As of June 30, 2004, the Company held open aluminum and natural gas futures and forward contracts and aluminum options having maturity dates extending through March 2007.

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

In January 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1"). FSP FAS 106-1 allowed companies to assess the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") on their postretirement benefit obligations and costs and reflect the effects in their financial statements, pursuant to SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Companies were also allowed to make a one-time election to defer accounting for the effects of the Act until authoritative guidance is issued. The guidance in FSP FAS 106-1 was effective for years ending after December 7, 2003. In accordance with FSP FAS 106-1, the accumulated postretirement benefit obligation and net periodic postretirement benefit expense (income) in the Company's consolidated financial statements do not reflect the effects of the Act on the Company's postretirement health care plan. In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of the Act, is pending, and that guidance, when issued, could require the Company to change previously reported information. Additionally, in May 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-2"). FSP FAS 106-2 supersedes FSP FAS 106-1 and will be effective for the Company in the third quarter of 2004. FSP FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits and also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act.

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

As noted in the Company's 2003 Form 10-K Item 9A "Controls and Procedures", the Company implemented a new information systems platform for its aluminum business during the fourth quarter of 2003 and experienced information gaps that inhibited effective internal controls over financial reporting. As a result, during the first quarter of 2004, the Company implemented greater systems functionality, improved user training and more comprehensive controls over work-around procedures in order to address and correct the detected deficiencies. In addition, as noted in the Company's first quarter 2004 Form 10-Q Item 4(b) "Controls and Procedures", during April 2004, the Company performed additional analysis and procedures to obtain reasonable assurance of the accuracy of the Company's financial statements for the first quarter of 2004. Certain additional deficiencies were detected as a result of the additional analysis and procedures and these deficiencies were addressed.

The Company continues to believe that failures to ensure the reliability of financial reporting noted herein were temporary, and that the efforts to implement greater systems functionality, improve user training and perform more comprehensive controls over work-around processes have corrected these deficiencies.

Except as set forth above, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Merger, dated as of June 16, 2004, by and among the Company, Silver Fox Acquisition Company and IMCO Recycling Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form
                        8-K filed on June 18, 2004).

         4.1 First Amendment, dated as of June 16, 2004, to the Stockholder Protection Rights Agreement, dated as of March 6, 1996, between the Company and National City Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Amendment to the Registration Statement on Form 8-A, filed on June 24, 2004).

         10.1 Third Amendment, dated July 21, 2004, effective as of June 30, 2004, to Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as administrative agent, dated March 21, 2002.

         10.2 Fourth Amendment, dated as of July 30, 2004, to Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as administrative agent, dated March 21, 2002.

         10.3 Amendment No. 1, dated as of July 30, 2004, to Second Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of PNC Bank, National Association, as Administrative Agent, dated as of March 21, 2002.

         10.4 Tenth Amendment, dated as of July 30, 2004, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, as Administrator, dated as of September 29, 1997.

         10.5 Form of Severance Agreements between the Company and Michael D. Friday and Christopher R. Clegg.

         10.6           Form of Severance Agreement between the Company and
                        Sean M. Stack.

         10.7 Separation Agreement, dated June 10, 2004, between the Company and Mark V. Kaminski (incorporated by reference to Exhibit 99.1 to the Company's Current Report on
                        Form 8-K filed on June 14, 2004).

         31             Rule 13a-14 (a) / 15d-14 (a) Certifications
                         ("Section 302 Certifications").

         32             Section 1350 Certifications
                         ("Section 906 Certifications").

(b) Reports on Form 8-K

The following reports on Form 8-K were furnished or filed with the Securities and Exchange Commission during the quarter ended June 30, 2004:

         A Form 8-K filed April 23, 2004 providing certain new disclosures made by the Company's President and Chief Executive Officer during the Company's 2004 Annual Meeting of Stockholders.

         A Form 8-K filed May 7, 2004 announcing the Company's results of operations for the First Quarter 2004.

         A Form 8-K filed June 7, 2004 announcing the Company has agreed to sell its Alflex electrical products unit.

         A Form 8-K filed June 14, 2004 announcing the Company's board of directors has appointed a new president and chief executive officer.

         A Form 8-K filed June 18, 2004 announcing that the Company and IMCO Recycling has signed a Definitive Merger Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          COMMONWEALTH INDUSTRIES, INC.


                            By: /s/ Michael D. Friday
                            -------------------------
                            Michael D. Friday
                            Executive Vice President and
                            Chief Financial Officer


Date: August 5, 2004

                                  Exhibit Index
                                  -------------

         Exhibit
         Number                        Description
         ------         --------------------------------------------------------

         2.1 Agreement and Plan of Merger, dated as of June 16, 2004, by and among the Company, Silver Fox Acquisition Company and IMCO Recycling Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form
                        8-K filed on June 18, 2004).

         4.1 First Amendment, dated as of June 16, 2004, to the Stockholder Protection Rights Agreement, dated as of March 6, 1996, between the Company and National City Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Amendment to the Registration Statement on Form 8-A, filed on June 24, 2004).

         10.1 Third Amendment, dated July 21, 2004, effective as of June 30, 2004, to Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as administrative agent, dated March 21, 2002.

         10.2 Fourth Amendment, dated as of July 30, 2004, to Third Amended and Restated Credit Agreement among the Company, subsidiaries of the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as administrative agent, dated March 21, 2002.

         10.3 Amendment No. 1, dated as of July 30, 2004, to Second Amended and Restated Pledge and Security Agreement entered into by the Company and its subsidiaries, collectively, in favor of PNC Bank, National Association, as Administrative Agent, dated as of March 21, 2002.

         10.4 Tenth Amendment, dated as of July 30, 2004, to Receivables Purchase Agreement among Commonwealth Financing Corp., the Company, Market Street Funding Corporation and PNC Bank, National Association, as Administrator, dated as of September 29, 1997.

         10.5 Form of Severance Agreements between the Company and Michael D. Friday and Christopher R. Clegg.

         10.6           Form of Severance Agreement between the Company and
                        Sean M. Stack.

         10.7 Separation Agreement, dated June 10, 2004, between the Company and Mark V. Kaminski (incorporated by reference to Exhibit 99.1 to the Company's Current Report on
                        Form 8-K filed on June 14, 2004).

         31 Rule 13a-14 (a) / 15d-14 (a) Certifications ("Section 302 Certifications").

         32             Section 1350 Certifications ("Section 906
                        Certifications").