Form 10-K/A
period 2003-12-31
COMMONWEALTH INDUSTRIES INC/DE/
filed 2004-10-21
CIK 934747

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No.1)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

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

===============================================================================

Explanatory Note

This Amendment No. 1 (the "Amendment") to the Annual Report of Commonwealth Industries, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2003 (the "Annual Report") is being filed solely to revise the disclosure provided pursuant to Item 9A of Part II of Form 10-K. The information contained in the Annual Report has not otherwise been updated or amended, except as previously updated or amended.

For purposes of this Amendment, Item 9A of the Annual Report is hereby restated to read as follows:

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the year ended December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003 the Company's disclosure controls and procedures were not, as a result of the matters set forth below in paragraph (b) of this Item 9A, effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting

During the fourth quarter of 2003, the Company implemented a new information systems platform for its aluminum business. Incomplete system functionality, combined with training and systems integration deficiencies, resulted in information gaps that inhibited effective internal controls over financial reporting. Recognizing these deficiencies, during the fourth quarter of 2003, the Company put in place a number of work-around procedures and controls to counteract the effects of observed information gaps. During the completion of the annual audit by the Company's independent auditors, PricewaterhouseCoopers LLP, in February 2004, it became evident that certain material items relating to fourth quarter 2003 transactions had not been reported accurately in the Company's preliminary financial statements. The previously implemented work-around procedures and controls established to counteract the effect of observed information gaps associated with the new systems implementation failed to adequately and timely detect all information necessary to ensure the reliability of financial reporting within the new information systems platform. On or about March 3, 2004, PricewaterhouseCoopers LLP communicated to the Company its view that the deficiencies described in this paragraph constituted a material weakness in the Company's internal control over financial reporting.

The Company believed at the time that the detected failures to adequately and timely detect all information necessary to ensure the reliability of financial reporting noted herein were temporary, and believes it has implemented greater systems functionality, improved user training and more comprehensive controls over work-around processes in order to address and correct these deficiencies. Nothing has come to the Company's attention since that time that has caused the Company to change that belief.

Except as set forth above, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (c) Exhibits

                  31.1     Chief Executive Officer Section 302 Certification

                  31.2     Chief Financial Officer Section 302 Certification

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 21, 2004

                                COMMONWEALTH INDUSTRIES, INC.

                                By /s/ Steven J. Demetriou
                                   ---------------------------------------
                                   Name:  Steven J. Demetriou
                                   Title: President and Chief Executive Officer

                                Exhibit Index
                                -------------

                 Exhibit
                 Number                       Description
                 -------                      -----------

                  31.1     Chief Executive Officer Section 302 Certification.

                  31.2     Chief Financial Officer Section 302 Certification.