Form 10-Q
period 2004-09-30
COMMONWEALTH INDUSTRIES INC/DE/
filed 2004-11-08
CIK 934747

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

                For the quarterly period ended September 30, 2004
                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No
|_|
         The registrant had 16,644,343 shares of common stock outstanding at November 1, 2004.

===============================================================================

                          COMMONWEALTH INDUSTRIES, INC.
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2004

                                      INDEX

                         Part I - Financial Information


Item 1.  Financial Statements (unaudited)                           Page Number
                                                                    -----------

         Condensed Consolidated Balance Sheet as of
         September 30, 2004 and December 31, 2003                         3

         Condensed Consolidated Statement of Operations for the three
         months and nine months ended September 30, 2004 and 2003         4

         Condensed Consolidated Statement of Comprehensive Income
         (Loss) for the three months and nine months ended
         September 30, 2004 and 2003                                      5

         Condensed Consolidated Statement of Cash Flows for the nine
         months ended September 30, 2004 and 2003                         6

         Notes to Condensed Consolidated Financial Statements             7-23

Item 2.   Management's Discussion and Analysis of Financial Condition     24-33
           and Results of Operations

Item 4.   Controls and Procedures                                         34

                           Part II - Other Information

Item 1.   Legal Proceedings                                               35

Item 6.   Exhibits and Reports on Form 8-K                                35

Signatures                                                                36

                          COMMONWEALTH INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                        (in thousands except share data)

                                                              (Unaudited)
                                                              September 30,           December 31,
                                                                  2004                    2003
                                                               ------------           -------------
Assets
Current assets:
     Cash and cash equivalents                                   $  16,856               $       -
     Accounts receivable, net                                          141                     307
     Inventories                                                   111,555                 116,150
     Net residual interest in receivables sold                      91,140                  44,889
     Prepayments and other current assets                           24,470                  13,964
     Current assets of discontinued operations                         243                  35,704
                                                               ------------           -------------
          Total current assets                                     244,405                 211,014
Property, plant and equipment, net                                 117,790                 127,610
Other noncurrent assets                                              7,836                   7,802
Noncurrent assets of discontinued operations                             -                  33,690
                                                               ------------           -------------
          Total assets                                           $ 370,031               $ 380,116
                                                               ============           =============

Liabilities
Current liabilities:
     Outstanding checks in excess of deposits                    $       -               $     947
     Accounts payable                                               50,672                  44,176
     Accrued liabilities                                            34,284                  21,259
     Current liabilities of discontinued operations                  1,918                   9,458
                                                               ------------           -------------
          Total current liabilities                                 86,874                  75,840
Long-term debt                                                     125,000                 125,000
Other long-term liabilities                                          3,256                   3,845
Accrued pension benefits                                            23,533                  29,017
Accrued postretirement benefits                                     58,368                  67,146
Noncurrent liabilities of discontinued operations                      775                   1,130
                                                               ------------           -------------
          Total liabilities                                        297,806                 301,978
                                                               ------------           -------------

Commitments and contingencies                                            -                       -

Stockholders' Equity
     Common stock, $0.01 par value, 50,000,000 shares authorized,
          16,644,343 and 16,010,971 shares outstanding at
          September 30, 2004 and December 31, 2003, respectively       166                     160
     Additional paid-in capital                                    410,103                 405,703
     Accumulated deficit                                          (326,596)               (308,477)
     Unearned compensation                                          (2,058)                      -
     Accumulated other comprehensive income:
           Unrealized gain on security                                   -                      34
           Minimum pension liability adjustment                    (21,276)                (21,276)
           Effects of cash flow hedges                              11,886                   1,994
                                                               ------------           -------------
              Total stockholders' equity                            72,225                  78,138
                                                               ------------           -------------
              Total liabilities and stockholders' equity         $ 370,031               $ 380,116
                                                               ============           =============


            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Operations
                      (in thousands except per share data)

                                                                   (Unaudited)                          (Unaudited)
                                                               Three months ended                    Nine months ended
                                                                  September 30,                         September 30,
                                                          ----------------------------        -----------------------------
                                                             2004             2003               2004              2003
                                                          -----------      -----------        ------------      -----------
Net sales                                                  $ 308,497        $ 221,213           $ 834,385        $ 598,598
Cost of goods sold                                           287,022          207,870             793,744          568,890
                                                          -----------      -----------        ------------      -----------
     Gross profit                                             21,475           13,343              40,641           29,708
Selling, general and administrative expenses                   9,817            7,109              30,728           24,113
Restructuring and other charges                                5,243                -              18,580                -
                                                          -----------      -----------        ------------      -----------
     Operating income (loss)                                   6,415            6,234              (8,667)           5,595
Other income (expense), net                                      459              423               1,328            1,331
Interest expense, net                                         (4,230)          (3,867)            (12,783)         (11,621)
                                                          -----------      -----------        ------------      -----------
     Income (loss) from continuing operations
        before income taxes                                    2,644            2,790             (20,122)          (4,695)
Income tax expense                                                87               33                 130              100
                                                          -----------      -----------        ------------      -----------
     Income (loss) from continuing operations                  2,557            2,757             (20,252)          (4,795)
Discontinued operations:
     Income (loss) from operations before income taxes          (752)             168               4,412             (611)
     Income (loss) on disposition                                 11                -              (1,559)               -
     Income tax expense (benefit)                               (292)              17                 720               50
                                                          -----------      -----------        ------------      -----------
Income (loss) from discontinued operations                      (449)             151               2,133             (661)
                                                          -----------      -----------        ------------      -----------
     Net income (loss)                                       $ 2,108          $ 2,908           $ (18,119)        $ (5,456)
                                                          ===========      ===========        ============      ===========

Basic net income (loss) per share:
     Income (loss) from continuing operations                 $ 0.16           $ 0.17             $ (1.25)         $ (0.30)
     Income (loss) from discontinued operations                (0.03)            0.01                0.13            (0.04)
     Net income (loss)                                          0.13             0.18               (1.12)           (0.34)

Diluted net income (loss) per share:
     Income (loss) from continuing operations                 $ 0.15           $ 0.17             $ (1.25)         $ (0.30)
     Income (loss) from discontinued operations                (0.03)            0.01                0.13            (0.04)
     Net income (loss)                                          0.13             0.18               (1.12)           (0.34)

Weighted average shares outstanding
     Basic                                                    16,435           16,011              16,176           16,011
     Diluted                                                  16,568           16,034              16,176           16,011

Dividends paid per share                                         $ -              $ -                 $ -           $ 0.10

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
         Condensed Consolidated Statement of Comprehensive Income (Loss)
                                 (in thousands)

                                                                           (Unaudited)                    (Unaudited)
                                                                        Three months ended             Nine months ended
                                                                           September 30,                 September 30,
                                                                     --------------------------     -----------------------
                                                                       2004            2003           2004          2003
                                                                     ----------     -----------     ---------     ---------
Net income (loss)                                                      $ 2,108         $ 2,908      $(18,119)     $ (5,456)
Other comprehensive income (loss), net of tax:
     Reclassification adjustment for realized gain on security
       included in net income (loss)                                         -               -           (34)            -
     Minimum pension liability adjustment                                    -               -             -             -
     Net change related to cash flow hedges:
         Increase (decrease) in fair value of cash flow hedges           5,331          (1,459)       12,278         3,807
         Reclassification adjustment for  (gains) losses included
           in net income (loss)                                         (1,274)         (1,743)       (2,386)       (4,758)
                                                                     ----------     -----------     ---------     ---------
     Net change related to cash flow hedges                              4,057          (3,202)        9,892          (951)
                                                                     ----------     -----------     ---------     ---------
Comprehensive income (loss)                                            $ 6,165          $ (294)     $ (8,261)     $ (6,407)
                                                                     ==========     ===========     =========     =========

            See notes to condensed consolidated financial statements.

                          COMMONWEALTH INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                        (Unaudited)
                                                                               Nine months ended September 30,
                                                                             ----------------------------------
                                                                                2004                  2003
                                                                             -----------          -------------
Cash flows from operating activities:
   Net income (loss)                                                          $ (18,119)              $ (5,456)
   (Income) loss from discontinued operations                                    (2,133)                   661
   Adjustments to reconcile net income (loss) to net cash
    (used in) operations:
        Depreciation                                                             15,486                 13,740
        Amortization                                                              1,138                    666
        Loss on disposal of property, plant and equipment                           604                     68
        Issuance of common stock in connection with stock awards                    212                     90
        Changes in assets and liabilities:
             Decrease (increase) in accounts receivable, net                        166                    (81)
             Decrease in inventories                                              4,595                  8,358
             (Increase) decrease in net residual interest in receivables sold   (46,340)                 1,672
             (Increase)  in prepayments and other current assets                   (614)                  (286)
             (Increase) decrease in other noncurrent assets                        (764)                    22
             Increase (decrease) in accounts payable                              6,496                (14,033)
             Increase (decrease) in accrued liabilities                          13,025                   (642)
             (Decrease) in other liabilities                                    (14,851)                (7,157)
                                                                             -----------          -------------
                 Net cash (used in) continuing operations                       (41,099)                (2,378)
                 Net cash (used in) provided by discontinued operations            (652)                 1,567
                                                                             -----------          -------------
                 Net cash (used in) operating activities                        (41,751)                  (811)
                                                                             -----------          -------------
Cash flows from investing activities:
   Proceeds from sale of electrical products segment                             64,041                      -
   Purchases of property, plant and equipment                                    (6,452)               (11,198)
   Proceeds from sale of property, plant and equipment                              182                    158
                                                                             -----------          -------------
        Net cash provided by (used in) investing activities                      57,771                (11,040)
                                                                             -----------          -------------
Cash flows from financing activities:
   (Decrease) in outstanding checks in excess of deposits                          (947)                     -
   Proceeds from long-term debt                                                 167,879                 75,168
   Repayments of long-term debt                                                (167,879)               (71,978)
   Proceeds from issuance of common stock                                         1,783                      -
   Cash dividends paid                                                                -                 (1,601)
                                                                             -----------          -------------
        Net cash provided by financing activities                                   836                  1,589
                                                                             -----------          -------------
Net increase (decrease) in cash and cash equivalents                             16,856                (10,262)
Cash and cash equivalents at beginning of period                                      -                 13,199
                                                                             -----------          -------------
Cash and cash equivalents at end of period                                      $16,856                $ 2,937
                                                                             ===========          =============
Supplemental disclosures:
     Interest paid                                                              $ 8,300                $ 7,584
     Income taxes paid                                                              585                    167

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

2. Stock-Based Compensation
At September 30, 2004, the Company had stock-based compensation plans which are described more fully in note 14 to the consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 2003. As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have increased for the three months ended September 30, 2004 and the Company's net loss and basic and diluted net loss per share would have decreased for the nine months ended September 30, 2004 due to the significant amount of forfeitures during the third quarter of 2004, primarily as a result of the departure of the Company's former chief executive officer, while the Company's net income for the three months ended September 30, 2003 would have decreased but with no change in basic and diluted net income per share and the Company's net loss and basic and diluted net loss per share would have increased for the nine months ended September 30, 2003 to the pro forma amounts which follow (in thousands except per share data):

                                                             Three months ended
                                                                September 30,
                                                            2004           2003
                                                            ----           ----
Net income (loss) as reported                             $2,108         $2,908
Less total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects                                       (1,375)            50
                                                          ------         ------
Pro forma net income (loss)                               $3,483         $2,858
                                                          ======         ======

Basic net income (loss) per share
    As reported                                            $0.13          $0.18
    Pro forma                                               0.21           0.18
Diluted net income (loss) per share
    As reported                                            $0.13          $0.18
    Pro forma                                               0.21           0.18

                                                              Nine months ended
                                                                September 30,
                                                            2004           2003
                                                            ----           ----
Net income (loss) as reported                           $(18,119)       $(5,456)
Less total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects                                       (1,267)           234
                                                          ------         ------
Pro forma net income (loss)                             $(16,852)       $(5,690)
                                                          ======         ======

Basic net income (loss) per share
    As reported                                          $(1.12)        $(0.34)
    Pro forma                                             (1.04)         (0.36)
Diluted net income (loss) per share
    As reported                                          $(1.12)        $(0.34)
    Pro forma                                             (1.04)         (0.36)

3.  Receivables Purchase Agreement
On September 26, 1997, the Company sold all of its trade accounts receivable to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. The Company services the receivables for a fee in accordance with the receivables purchase agreement. In addition, under the agreement, the receivables are sold with no recourse to the Company and the Company records no discount on the sale of the receivables. During September 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003. In October 2002, the Company extended the agreement for an additional year ending in September 2004 and in February 2004, extended the agreement through the end of March 2005. During September 2001, the Company and the financial institution agreed to reduce the maximum amount which can be outstanding under the agreement to $95.0 million and in October 2003 the availability was reduced to $60.0 million. In February 2004, the availability was increased to $80.0 million and in May 2004 was increased to $100 million. At September 30, 2004 and December 31, 2003, the Company had outstanding under the agreement $50.0 million and $60.0 million, respectively, and had $91.1 million and $44.9 million, respectively, of net residual interest in the receivables sold. The net residual interest in the receivables sold has been reduced by $19.3 million at December 31, 2003, for the portion of the net residual interest that relates to the Company's discontinued electrical products segment and was included in the current assets of discontinued operations on the condensed consolidated balance sheet. The fair value of the net residual interest was measured at the time of the sale and based on the sale of similar assets. In the first nine months of 2004 and 2003, the Company received gross proceeds of $40.0 million and $62.0 million, respectively, from the sale of receivables and made gross payments of $50.0 million and $46.0 million, respectively, under the agreement.

4. Inventories
Inventories consist of the following (in thousands):

                                      September 30, 2004      December 31, 2003
                                      ------------------      -----------------
Raw materials                                  $  26,177              $  36,502
Work in process                                   54,530                 47,871
Finished goods                                    38,728                 25,633
Expendable parts and supplies                     14,985                 12,915
                                              ----------             ----------
                                                 134,420                122,921
LIFO reserve                                     (22,865)                (6,771)
                                              ----------             ----------
                                               $ 111,555              $ 116,150
                                              ==========             ==========

The Company's raw materials, work in process and finished goods inventories are valued using the last-in, first-out (LIFO) accounting method. The first-in, first-out (FIFO) accounting method is used for valuing its expendable parts and supplies inventory. The inventory has been reduced by $15.2 million at December 31, 2003, for the portion of the inventory that relates to the Company's discontinued electrical products segment and was included in the current assets of discontinued operations on the condensed consolidated balance sheet.

5. Provision for Income Taxes
The Company had an income tax benefit of $0.3 million and an income tax expense of $0.7 million on discontinued operations for the three months and nine months ended September 30, 2004, respectively, which relates to the July 30, 2004 sale of the discontinued operations while the remainder of the income tax expense on discontinued operations relates to the operations of the discontinued operations prior to the sale.

6. Net Income Per Share Computations
The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations (in thousands except per share data):

                                                                                     Three months ended
                                                                                        September 30,
                                                                                      2004         2003
                                                                                      ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) from continuing operations                                           $2,557      $2,757
                                                                                        ======      ======
     Income (loss) from discontinued operations                                         $ (449)     $  151
                                                                                        ======      ======
     Net income (loss)                                                                  $2,108      $2,908
                                                                                        ======      ======
Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                16,435      16,011
                                                                                        ======      ======
Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                16,435      16,011
     Plus: dilutive effect of stock options                                                133          23
                                                                                        ------      ------
           Adjusted weighted average shares                                             16,568      16,034
                                                                                        ======      ======
Basic net income (loss) per share data:
     Income (loss) from continuing operations                                            $0.16       $0.17
                                                                                        ======      ======
     Income (loss) from discontinued operations                                         $(0.03)      $0.01
                                                                                        ======      ======
     Net income (loss)                                                                   $0.13       $0.18
                                                                                        ======      ======
Diluted net income (loss) per share data:
     Income (loss) from continuing operations                                            $0.15       $0.17
                                                                                        ======      ======
     Income (loss) from discontinued operations                                         $(0.03)      $0.01
                                                                                        ======      ======
     Net income (loss)                                                                   $0.13       $0.18
                                                                                        ======      ======

                                                                                      Nine months ended
                                                                                        September 30,
                                                                                      2004         2003
                                                                                      ----         ----
Income (numerator) amounts used for basic and diluted per share computations:
     Income (loss) from continuing operations                                         $(20,252)    $(4,795)
                                                                                      ========     =======
     Income (loss) from discontinued operations                                         $2,133      $ (661)
                                                                                      ========     =======
     Net income (loss)                                                                $(18,119)    $(5,456)
                                                                                      ========     =======
Shares (denominator) used for basic per share computations:
     Weighted average shares of common stock outstanding                                16,176      16,011
                                                                                      ========     =======
Shares (denominator) used for diluted per share computations:
     Weighted average shares of common stock outstanding                                16,176      16,011
     Plus: dilutive effect of stock options                                                  -           -
                                                                                      --------     -------
           Adjusted weighted average shares                                             16,176      16,011
                                                                                      ========     =======
Basic net income (loss) per share data:
     Income (loss) from continuing operations                                           $(1.25)     $(0.30)
                                                                                      ========     =======
     Income (loss) from discontinued operations                                         $ 0.13      $(0.04)
                                                                                      ========     =======
     Net income (loss)                                                                  $(1.12)     $(0.34)
                                                                                      ========     =======
Diluted net income (loss) per share data:
     Income (loss) from continuing operations                                           $(1.25)     $(0.30)
                                                                                      ========     =======
     Income (loss) from discontinued operations                                         $ 0.13      $(0.04)
                                                                                      ========     =======
     Net income (loss)                                                                  $(1.12)     $(0.34)
                                                                                      ========     =======

Options to purchase 463,000 common shares, which equate to 175,198 incremental common equivalent shares for the nine months ended September 30, 2004 and options to purchase 577,000 common shares, which equate to 44,004 incremental common equivalent shares for the nine months ended September 30, 2003 were excluded from the diluted calculation above as their effect would have been antidilutive. In addition, options to purchase 636,440 and 909,028 common shares for the three months and nine months ended September 30, 2004 and 1,382,500 and 1,092,000 common shares for the three months and nine months ended September 30, 2003, respectively, were excluded from the diluted calculations above because the exercise prices on the options were greater than the average market price for the periods.


7.  Financial Instruments and Hedging Activities
The Company enters into futures contracts, forward contracts and options to manage exposures to price risk related to aluminum and natural gas purchases. The Company has designated the futures contracts and forward contracts as cash flow hedges of anticipated aluminum raw material and natural gas requirements, respectively. For the last three quarters of the year ended December 31, 2003 and the first three quarters of 2004, the Company's aluminum futures contracts did not meet certain "effectiveness" requirements set forth in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", including Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 133"). Reference is made to the "Business Overview" section included in the Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for additional information. Accordingly, as prescribed by the provisions of SFAS No. 133, the derivative instruments used as hedges were marked-to-market and the gains and losses during the last three quarters of 2003 and the first three quarters of 2004 were recorded currently in the consolidated statement of operations instead of being deferred in other comprehensive income and included in income when the underlying hedged transactions occur. The Company's natural gas futures continue to be deemed "effective" per SFAS No. 133 and accordingly the gains and losses on these financial instruments are deferred in other comprehensive income and included in income when the underlying hedged transactions occur.

As of September 30, 2004, the Company had $11.9 million of deferred net gains recorded in accumulated other comprehensive income. Over the next twelve months, approximately $7.8 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as a reduction of cost of goods sold. As of September 30, 2004, the Company held open aluminum and natural gas futures and forward contracts and aluminum options having maturity dates extending through October 2007. A net gain of $3.7 million and $2.1 million was recognized as a reduction in cost of goods sold during the three months and nine months ended September 30, 2004, respectively, and a net gain of $1.1 million and $1.5 million was recognized as a reduction of cost of goods sold during the three months and nine months ended September 30, 2003, respectively, representing the amount of the hedges' ineffectiveness.

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

The following displays the changes in the carrying amount of goodwill in each of the Company's reportable segments since December 31, 2001 (in thousands). There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2004 and 2003:

                                                                                             Less
                                                                                         Discontinued
                                                               Electrical                 Electrical
                                                   Aluminum     Products      Total        Products        Total
                                                   --------    ----------    -------    --------------   ---------
Balance December 31, 2001                            $13,470      $60,729     $74,199        ($60,729)     $13,470
  Goodwill impairment loss as a result of
transitional impairment test related to
adoption of SFAS No. 142                             (13,470)     (11,857)    (25,327)         11,857      (13,470)
                                                     -------     --------    --------        --------     --------
Balance December 31, 2002                                  -       48,872      48,872         (48,872)           -
  Goodwill impairment loss as a result of
annual impairment test performed in fourth
quarter                                                    -      (29,607)    (29,607)         29,607            -
                                                     -------     --------    --------        --------     --------
Balance December 31, 2003                            $     -      $19,265     $19,265        ($19,265)     $     -
                                                     =======     ========    ========        ========     ========

The Company has no other intangible assets other than the goodwill discussed above.

9.  Pension Plans
The Company has two defined benefit pension plans covering certain salaried and non-salaried employees. The components of net pension expense for the three months and nine months ended September 30 are as follows (in thousands):

                                                           Three months ended
                                                              September 30,
                                                           2004           2003
                                                           ----           ----
Components of net pension expense:
    Service cost                                          $ 750          $ 727
    Interest cost                                         1,767          1,708
    Expected return on plan assets                       (1,686)        (1,477)
    Amortization of prior service cost (benefit)             45             22
    Recognized net actuarial loss                           367            419
                                                         ------         ------
          Net pension expense                            $1,243         $1,399
                                                         ======         ======

                                                            Nine months ended
                                                              September 30,
                                                           2004           2003
                                                           ----           ----
Components of net pension expense:
    Service cost                                         $2,392         $2,180
    Interest cost                                         5,278          5,125
    Expected return on plan assets                       (5,099)        (4,412)
    Amortization of prior service cost (benefit)            135             67
    Recognized net actuarial loss                         1,083          1,238
                                                         ------         ------
          Net pension expense                            $3,789         $4,198
                                                         ======         ======

Included in the net pension expense above is $0.06 million and $0.13 million for the three months ended September 30, 2004 and 2003, respectively, and $0.30 million and $0.39 million for the nine months ended September 30, 2004 and 2003, respectively, relating to the Company's discontinued electrical products segment operations. The Company previously disclosed in its annual report to stockholders for the year ended December 31, 2003, that the Company expected to contribute $4.7 million to the plans in the year ended December 31, 2004, however, in the third quarter of 2004 the Company elected to exercise a permissive funding option that required an increase in the Company's 2004 contributions to $9.6 million, but had a corresponding effect of reducing otherwise required aggregate contributions for the years 2004 and 2005 by a net amount of $5.0 million. As of September 30, 2004, the Company had made contributions of $9.6 million and does not anticipate making any additional contributions in 2004.

10.  Postretirement  Benefits Other Than Pensions
The Company provides postretirement health care and life insurance benefits to certain employees hired on or before September 1, 1998. The components of net postretirement benefit expense for the three months and nine months ended September 30 are as follows (in thousands):

                                                            Three months ended
                                                               September 30,
                                                           2004           2003
                                                           ----           ----
Components of net postretirement benefit expense:
    Service cost                                         $   94         $  118
    Interest cost                                           639            776
    Amortization of prior service cost (benefit)         (2,372)        (2,524)
    Recognized net actuarial gain                          (174)           (85)
                                                        -------        -------
          Net postretirement benefit expense (income)   ($1,813)       ($1,715)
                                                        =======        =======

                                                             Nine months ended
                                                               September 30,
                                                           2004           2003
                                                           ----           ----
Components of net postretirement benefit expense:
    Service cost                                         $  283         $  418
    Interest cost                                         1,918          2,769
    Amortization of prior service cost (benefit)         (7,118)        (4,001)
    Recognized net actuarial gain                          (522)          (211)
    Curtailment gain                                          -         (2,516)
                                                        -------        -------
          Net postretirement benefit expense (income)   ($5,439)       ($3,541)
                                                        =======        =======

The Company previously disclosed in its annual report to stockholders for the year ended December 31, 2003, that the Company expected to contribute $4.0 million to the plan in the year ended December 31, 2004. As of September 30, 2004, $3.3 million of contributions have been made.

11.  Information Concerning Business Segments
The Company operates principally in the United States in one segment after having disposed of its other segment, the electrical products segment, in July 2004. The aluminum segment manufactures common alloy aluminum sheet for distributors and the transportation, construction, and consumer durables sectors. The electrical products segment manufactured flexible electrical wiring products for the commercial construction and do-it-yourself sectors. See note 15, "Discontinued Electrical Products Segment Operations" for additional information.

12.  Guarantor Financial Statements
The $125 million of 10.75% senior subordinated notes due 2006 issued by the Company, and the $30 million revolving credit facility are guaranteed by the Company's 100% owned subsidiaries (collectively the "Subsidiary Guarantors"), other than Commonwealth Financing Corp. ("CFC"), a Securitization Subsidiary (as defined in the Indenture with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a condensed combined basis for the Parent Company Only, Subsidiary Guarantors, Non-guarantor Subsidiaries and for the Company, a combining balance sheet as of September 30, 2004 and December 31, 2003, statement of operations for the three months and nine months ended September 30, 2004 and 2003 and statement of cash flows for the nine months ended September 30, 2004 and 2003.

                  Combining Balance Sheet at September 30, 2004
                                 (in thousands)

                                                                        Parent
                                                                       Company    Subsidiary  Non-guarantor                Combined
                                                                        Only      Guarantors  Subsidiaries   Eliminations   Totals
                                                                       ---------  -----------  -----------   ------------   --------
Assets
Current assets:
          Cash and cash equivalents                                    $    --      $  16,856   $    --      $    --      $  16,856
          Accounts receivable, net                                          --        325,073        --       (324,932)         141
          Inventories                                                       --        111,555        --           --        111,555
          Net residual interest in receivables sold                         --           --        91,140         --         91,140
          Prepayments and other current assets                               435       24,035        --           --         24,470
          Current assets of discontinued operations                         --            243        --           --            243
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current assets                                          435      477,762      91,140     (324,932)     244,405
Property, plant and equipment, net                                          --        117,790        --           --        117,790
Other noncurrent assets                                                  387,671        7,400        --       (387,235)       7,836
Noncurrent assets of discontinued operations                                --           --          --           --           --
                                                                       ---------    ---------   ---------    ---------    ---------
               Total assets                                            $ 388,106    $ 602,952   $  91,140    $(712,167)   $ 370,031
                                                                       =========    =========   =========    =========    =========

Liabilities
Current liabilities:
          Accounts payable                                             $ 181,574    $  50,672   $ 143,358    $(324,932)   $  50,672
          Accrued liabilities                                              9,307       25,770        (793)        --         34,284
          Current liabilities of discontinued operations                    --          1,918        --           --          1,918
                                                                       ---------    ---------   ---------    ---------    ---------
               Total current liabilities                                 190,881       78,360     142,565     (324,932)      86,874
Long-term debt                                                           125,000         --          --           --        125,000
Other long-term liabilities                                                 --          3,256        --           --          3,256
Accrued pension benefits                                                    --         23,533        --           --         23,533
Accrued postretirement benefits                                             --         58,368        --           --         58,368
Noncurrent liabilities of discontinued operations                           --            775        --           --            775
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities                                         315,881      164,292     142,565     (324,932)     297,806
                                                                       ---------    ---------   ---------    ---------    ---------

Commitments and contingencies                                               --           --          --           --           --

Stockholders' Equity
     Common stock                                                            166            1        --             (1)         166
     Additional paid-in capital                                          410,103      486,727       5,000     (491,727)     410,103
     Accumulated deficit                                                (326,596)     (38,678)    (56,425)      95,103     (326,596)
     Unearned compensation                                                (2,058)        --          --           --         (2,058)
     Accumulated other comprehensive income:
        Minimum pension liability adjustment                             (21,276)     (21,276)       --         21,276      (21,276)
        Effects of cash flow hedges                                       11,886       11,886        --        (11,886)      11,886
                                                                       ---------    ---------   ---------    ---------    ---------
               Total stockholders' equity                                 72,225      438,660     (51,425)    (387,235)      72,225
                                                                       ---------    ---------   ---------    ---------    ---------
               Total liabilities and stockholders' equity              $ 388,106    $ 602,952   $  91,140    $(712,167)   $ 370,031
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
                                                                       =========    =========   =========    =========    =========

 Combining Statement of Operations for the three months ended September 30, 2004
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 308,497      $    --         $    --         $ 308,497
Cost of goods sold                                              --           287,022           --              --           287,022
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            21,475           --              --            21,475
Selling, general and administrative expenses                      97           9,720           --              --             9,817
Restructuring charges                                           --             5,243           --              --             5,243
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (97)          6,512           --              --             6,415
Other income (expense), net                                    6,120             459           --            (6,120)            459
Interest income (expense), net                                (3,466)            846         (1,610)           --            (4,230)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations
       before income taxes                                     2,557           7,817         (1,610)         (6,120)          2,644
Income tax expense                                              --                87           --              --                87
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations                  2,557           7,730         (1,610)         (6,120)          2,557
Discontinued operations:
     Income (loss) from operations before income taxes          (752)           (752)          --               752            (752)
     (Loss) on disposition                                        11              11           --               (11)             11
     Income tax expense (benefit)                               (292)           (292)          --               292            (292)
                                                           ---------       ---------      ---------       ---------       ---------
Income (loss) from discontinued operations                      (449)           (449)          --               449            (449)
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   2,108       $   7,281      $  (1,610)      $  (5,671)      $   2,108
                                                           =========       =========      =========       =========       =========

 Combining Statement of Operations for the three months ended September 30, 2003
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 221,213      $    --         $    --         $ 221,213
Cost of goods sold                                              --           207,870           --              --           207,870
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            13,343           --              --            13,343
Selling, general and administrative expenses                      52           7,057           --              --             7,109
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                     (52)          6,286           --              --             6,234
Other income (expense), net                                    6,277             423           --            (6,277)            423
Interest income (expense), net                                (3,468)            513           (912)           --            (3,867)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations
       before income taxes                                     2,757           7,222           (912)         (6,277)          2,790
Income tax expense                                              --                33           --              --                33
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations                  2,757           7,189           (912)         (6,277)          2,757
Discontinued operations:
     Income (loss) from operations before income taxes           168             168           --              (168)            168
     (Loss) on disposition                                      --              --             --              --              --
     Income tax expense (benefit)                                 17              17           --               (17)             17
                                                           ---------       ---------      ---------       ---------       ---------
Income (loss) from discontinued operations                       151             151           --              (151)            151
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $   2,908       $   7,340      $    (912)      $  (6,428)      $   2,908
                                                           =========       =========      =========       =========       =========

 Combining Statement of Operations for the nine months ended September 30, 2004
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 834,385      $    --         $    --         $ 834,385
Cost of goods sold                                              --           793,744           --              --           793,744
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            40,641           --              --            40,641
Selling, general and administrative expenses                     400          30,328           --              --            30,728
Restructuring charges                                           --            18,580           --              --            18,580
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (400)         (8,267)          --              --            (8,667)
Other income (expense), net                                   (9,449)          1,217            111           9,449           1,328
Interest income (expense), net                               (10,403)          2,115         (4,495)           --           (12,783)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations
       before income taxes                                   (20,252)         (4,935)        (4,384)          9,449         (20,122)
Income tax expense                                              --               130           --              --               130
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations                (20,252)         (5,065)        (4,384)          9,449         (20,252)
Discontinued operations:
     Income (loss) from operations before income taxes         4,412           4,412           --            (4,412)          4,412
     (Loss) on disposition                                    (1,559)         (1,559)          --             1,559          (1,559)
     Income tax expense (benefit)                                720             720           --              (720)            720
                                                           ---------       ---------      ---------       ---------       ---------
Income (loss) from discontinued operations                     2,133           2,133           --            (2,133)          2,133
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $ (18,119)      $  (2,932)     $  (4,384)      $   7,316       $ (18,119)
                                                           =========       =========      =========       =========       =========

 Combining Statement of Operations for the nine months ended September 30, 2003
                                 (in thousands)

                                                            Parent
                                                           Company        Subsidiary     Non-guarantor                    Combined
                                                            Only          Guarantors     Subsidiaries     Eliminations     Totals
                                                           ---------      ---------       ---------       ---------       ---------
Net sales                                                  $    --         $ 598,598      $    --         $    --         $ 598,598
Cost of goods sold                                              --           568,890           --              --           568,890
                                                           ---------       ---------      ---------       ---------       ---------
     Gross profit                                               --            29,708           --              --            29,708
Selling, general and administrative expenses                     224          23,889           --              --            24,113
                                                           ---------       ---------      ---------       ---------       ---------
     Operating income (loss)                                    (224)          5,819           --              --             5,595
Other income (expense), net                                    5,832           1,331           --            (5,832)          1,331
Interest income (expense), net                               (10,403)          1,401         (2,619)           --           (11,621)
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations
       before income taxes                                    (4,795)          8,551         (2,619)         (5,832)         (4,695)
Income tax expense                                              --               100           --              --               100
                                                           ---------       ---------      ---------       ---------       ---------
     Income (loss) from continuing operations                 (4,795)          8,451         (2,619)         (5,832)         (4,795)
Discontinued operations:
     Income (loss) from operations before income taxes          (611)           (611)          --               611            (611)
     (Loss) on disposition                                      --              --             --              --              --
     Income tax expense (benefit)                                 50              50           --               (50)             50
                                                           ---------       ---------      ---------       ---------       ---------
Income (loss) from discontinued operations                      (661)           (661)          --               661            (661)
                                                           ---------       ---------      ---------       ---------       ---------
     Net income (loss)                                     $  (5,456)      $   7,790      $  (2,619)      $  (5,171)      $  (5,456)
                                                           =========       =========      =========       =========       =========

 Combining Statement of Cash Flows for the nine months ended September 30, 2004
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $(18,119)   $ (2,932)  $  (4,384)   $  7,316    $(18,119)
   (Income) loss from discontinued operations                                (2,133)     (2,133)       --         2,133      (2,133)
   Adjustments to reconcile net income (loss) to
    net cash (used in) operations:
        Depreciation                                                              2      15,484        --          --        15,486
        Amortization                                                            353         730          55        --         1,138
        Loss on disposal of property, plant and equipment                      --           604        --          --           604
        Issuance of common stock in connection with stock awards                212        --          --          --           212
        Equity in undistributed net income of subsidiaries                    9,449        --          --        (9,449)        --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (55,553)       --        55,719         166
             Decrease in inventories                                           --         4,595        --          --         4,595
             (Increase) in net residual interest in receivables sold           --          --       (46,340)       --       (46,340)
             (Increase) in prepayments and other current assets                --          (614)       --          --          (614)
             Decrease (increase) in other noncurrent assets                     327      (1,091)       --          --          (764)
             Increase (decrease) in accounts payable                          4,742       6,501      50,972     (55,719)      6,496
             Increase (decrease) in accrued liabilities                       3,384       9,944        (303)       --        13,025
             (Decrease) in other liabilities                                   --       (14,851)       --          --       (14,851)
                                                                           --------    --------    --------    --------    --------
                 Net cash (used in) continuing operations                    (1,783)    (39,316)       --          --       (41,099)
                 Net cash (used in) discontinued operations                    --          (652)       --          --          (652)
                                                                           --------    --------    --------    --------    --------
                 Net cash (used in) operating activities                     (1,783)    (39,968)       --          --       (41,751)
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Proceeds from sale of electrical products segment                           --        64,041        --          --        64,041
   Purchases of property, plant and equipment                                  --        (6,452)       --          --        (6,452)
   Proceeds from sale of property, plant and equipment                         --           182        --          --           182
                                                                           --------    --------    --------    --------    --------
        Net cash provided by investing activities                              --        57,771        --          --        57,771
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   (Decrease) in outstanding checks in excess of deposits                      --          (947)       --          --          (947)
   Proceeds from long-term debt                                                --       167,879        --          --       167,879
   Repayments of long-term debt                                                --      (167,879)       --          --      (167,879)
   Proceeds from issuance of common stock                                     1,783        --          --          --         1,783
                                                                           --------    --------    --------    --------    --------
        Net cash provided by (used in) financing activities                   1,783        (947)       --          --           836
                                                                           --------    --------    --------    --------    --------
Net increase in cash and cash equivalents                                      --        16,856        --          --        16,856
Cash and cash equivalents at beginning of period                               --          --          --          --          --
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $ 16,856    $   --      $   --      $ 16,856
                                                                           ========    ========    ========    ========    ========

 Combining Statement of Cash Flows for the nine months ended September 30, 2003
                                 (in thousands)

                                                                           Parent
                                                                          Company    Subsidiary  Non-guarantor             Combined
                                                                           Only      Guarantors Subsidiaries Eliminations   Totals
                                                                          ---------  ----------   ----------  ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                                       $ (5,456)   $  7,790   $  (2,619)   $ (5,171)   $ (5,456)
   Loss from discontinued operations                                            661         661        --          (661)        661
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operations:
        Depreciation                                                           --        13,740        --          --        13,740
        Amortization                                                           --           666        --          --           666
        Loss on disposal of property, plant and equipment                      --            68        --          --            68
        Issuance of common stock in connection with stock awards                 90        --          --          --            90
        Equity in undistributed net income of subsidiaries                   (5,832)       --          --         5,832        --
        Changes in assets and liabilities:
             (Increase) decrease in accounts receivable, net                   --       (11,454)       --        11,373         (81)
             Decrease in inventories                                           --         8,358        --          --         8,358
             Decrease in net residual interest in receivables sold             --          --         1,672        --         1,672
             (Increase) in prepayments and other current assets                --          (286)       --          --          (286)
             Decrease (increase) in other noncurrent assets                     327        (305)       --          --            22
             Increase (decrease) in accounts payable                          8,405     (11,923)        858     (11,373)    (14,033)
             Increase (decrease) in accrued liabilities                       3,406      (4,137)         89        --          (642)
             (Decrease) in other liabilities                                   --        (7,157)       --          --        (7,157)
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by (used in) continuing operations         1,601      (3,979)       --          --        (2,378)
                 Net cash provided by discontinued operations                  --         1,567        --          --         1,567
                                                                           --------    --------    --------    --------    --------
                 Net cash provided by (used in) operating activities          1,601      (2,412)       --          --          (811)
                                                                           --------    --------    --------    --------    --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                  --       (11,198)       --          --       (11,198)
   Proceeds from sale of property, plant and equipment                         --           158        --          --           158
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) investing activities                                --       (11,040)       --          --       (11,040)
                                                                           --------    --------    --------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt                                                --        75,168        --          --        75,168
   Repayments of long-term debt                                                --       (71,978)       --          --       (71,978)
   Cash dividends paid                                                       (1,601)       --          --          --        (1,601)
                                                                           --------    --------    --------    --------    --------
        Net cash (used in) provided by financing activities                  (1,601)      3,190        --          --         1,589
                                                                           --------    --------    --------    --------    --------
Net (decrease) in cash and cash equivalents                                    --       (10,262)       --          --       (10,262)
Cash and cash equivalents at beginning of period                               --        13,199        --          --        13,199
                                                                           --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                                 $   --      $  2,937    $   --      $   --      $  2,937
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

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.-132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Statement requires additional annual disclosures about an employer's pension plans and postretirement benefits plans such as: the types of plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the Statement requires interim disclosures of the components of net periodic benefit cost recognized during the interim periods. See notes 9 and 10 to the condensed consolidated financial statements for the required additional disclosures for the interim periods.

In January 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1"). FSP FAS 106-1 allowed companies to assess the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") on their postretirement benefit obligations and costs and reflect the effects in their financial statements, pursuant to SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Companies were also allowed to make a one-time election to defer accounting for the effects of the Act until authoritative guidance is issued. The guidance in FSP FAS 106-1 was effective for years ending after December 7, 2003. In accordance with FSP FAS 106-1, the accumulated postretirement benefit obligation and net periodic postretirement benefit expense (income) in the Company's consolidated financial statements do not reflect the effects of the Act on the Company's postretirement health care plan. In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of the Act, is pending, and that guidance, when issued, could require the Company to change previously reported information. Additionally, in May 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-2"). FSP FAS 106-2 supersedes FSP FAS 106-1 and was effective for the Company in the third quarter of 2004. FSP FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits and also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The Company has determined that the effects of the Act are not significant to the Company's postretirement health care plan and thus no interim remeasurement for the third quarter of 2004 is required. Accordingly, the Company is allowed to wait until the fourth quarter of 2004, which is the Company's next remeasurement date, to reflect the effects of the Act on the Company's plan.

15.  Discontinued Electrical Products Segment Operations
On June 4, 2004, the Company entered into an agreement to sell its Alflex subsidiary, which comprises its Electrical Products Segment, to Southwire Company. The sale was completed on July 30, 2004. The cash consideration received by the Company was $64.0 million (subject to final adjustment upon verification of the actual value of property, plant and equipment and working capital, as set forth in the stock purchase agreement.) Summary operating results for the discontinued operations follows (in thousands):

                                                                                   Three months ended
                                                                                      September 30,
                                                                                   2004           2003
                                                                                   ----           ----
    Net sales                                                                      $11,070        $26,904
                                                                                   =======        =======

    Income (loss) from discontinued operations before income taxes                   ($752)          $168
    Income tax expense                                                                   8             17
                                                                                    ------         ------
    Income (loss) from discontinued operations, net                                   (760)           151
                                                                                    ------         ------

    (Loss) on disposal of discontinued operations                                       11              -
    Income tax expense (benefit)                                                      (300)             -
                                                                                    ------         ------
    (Loss) on disposal of discontinued operations, net                                 311              -
                                                                                    ------         ------
    Income (loss) on discontinued operations, net                                    ($449)         $ 151
                                                                                    ======         ======

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                   2004           2003
                                                                                   ----           ----
    Net sales                                                                      $72,748        $76,607
                                                                                   =======        =======

    Income (loss) from discontinued operations before income taxes                  $4,412          ($611)
    Income tax expense                                                                  20             50
                                                                                    ------         ------
    Income (loss) from discontinued operations, net                                  4,392           (661)
                                                                                    ------         ------

    (Loss) on disposal of discontinued operations                                   (1,559)             -
    Income tax expense                                                                 700              -
                                                                                    ------         ------
    (Loss) on disposal of discontinued operations, net                              (2,259)             -
                                                                                    ------         ------
    Income (loss) on discontinued operations, net                                   $2,133          ($661)
                                                                                   =======        =======

Summarized balance sheet information for the discontinued operations is as follows (in thousands):

                                                September 30,     December 31,
                                                     2004             2003
                                                     ----             ----
    Current assets                                 $  243          $35,704
    Property, plant and equipment, net                  -           14,425
    Goodwill                                            -           19,265
    Current liabilities                            (1,918)          (9,458)
    Accrued pension benefits                         (775)          (1,130)

16.  Pending Merger
On June 17, 2004, the Company and IMCO Recycling Inc. ("IMCO") announced that they had entered into an Agreement and Plan of Merger pursuant to which a newly formed indirect wholly owned subsidiary of IMCO will merge with and into the Company, and as a result, the Company will become a wholly owned indirect subsidiary of IMCO.

Terms of the Merger Agreement call for the Company's stockholders to receive
0.815 IMCO shares in exchange for each of their Company shares. The merger is expected to close in the fourth quarter of 2004, subject to the approval of the stockholders of both companies, refinancing of indebtedness and other customary closing conditions.

17.  Restructuring and Other Charges
During the third quarter of 2004, the Company recorded restructuring and other charges of $5.2 million after having recorded restructuring and other charges of $15.2 million in the second quarter of 2004, inclusive of $2.2 million of inventory write-downs included in cost of goods sold on the condensed consolidated statement of operations. Total restructuring and other charges for the nine months ended September 30, 2004 were $20.8 million. The restructuring and other costs are related to new management's continuing efforts to improve profitability by eliminating under-performing operations and streamlining overhead, as well as costs associated with the proposed merger with IMCO, which is expected to close in the fourth quarter of 2004.

During the second quarter, the Company closed its tube manufacturing facility in Kings Mountain, North Carolina, to focus on its core aluminum sheet and recycling operations and eliminate an unprofitable product line. Total production of tube, fabrication operations and assembly of retail products ceased on June 30, 2004. Costs for the closure were approximately $7.1 million including severance costs, fixed asset and inventory write-downs, present value of equipment lease obligations and various other closing costs. $5.8 million of closure costs were recorded in the second quarter of 2004 and $1.3 million in the third quarter.

The departure of the former chief executive officer and other key executives, represented the initial steps in overhead costs streamlining, and resulted in a charge of $6.4 million for severance costs in the second quarter of 2004 with additional overhead costs streamlining of $3.0 million recorded in the third quarter of 2004. In addition, the Company recorded $1.0 million of merger-related charges in the third quarter of 2004 after having recorded $3.0 million in the second quarter of 2004 and $0.4 million in the first quarter of 2004.

A summary of the significant components of the restructuring and other charges for the three months and nine months ended September 30, 2004 is as follows (in thousands):

                                                              Merger      Closure Of Tube
                                                             Related       Manufacturing        Overhead
Three months ended September 30, 2004                         Costs          Facility         Streamlining      Total
-------------------------------------                       ---------     ---------------     -------------    -------
Severance costs                                                $   -              $  (23)         $2,297       $2,274
Lease termination costs                                            -               1,115               -        1,115
Asset write-downs                                                  -                 105             750          855
Professional fees                                                961                   -               -          961
Other costs                                                        -                  38               -           38
                                                              ------               -----          ------       ------
       Total                                                     961               1,235           3,047        5,243
Inventory write-downs (included in cost of goods sold)             -                   -               -            -
                                                              ------               -----          ------       ------
       Total                                                   $ 961              $1,235          $3,047       $5,243
                                                              ======               =====          ======       ======

                                                              Merger      Closure Of Tube
                                                             Related       Manufacturing        Overhead
Nine months ended September 30, 2004                          Costs          Facility         Streamlining      Total
-------------------------------------                       ---------     ---------------     -------------    -------
Severance costs                                                $   -              $  489          $8,664      $ 9,153
Lease termination costs                                            -               3,366               -        3,366
Asset write-downs                                                  -                 897             750        1,647
Professional fees                                              4,312                   -               -        4,312
Other costs                                                        -                 102               -          102
                                                              ------               -----          ------       ------
       Total                                                   4,312               4,854           9,414       18,580
Inventory write-downs (included in cost of goods sold)             -               2,208               -        2,208
                                                              ------               -----          ------       ------
       Total                                                $  4,312              $7,062          $9,414      $20,788
                                                              ======               =====          ======       ======

Accruals for the restructuring and other charges are included in accrued liabilities on the condensed consolidated balance sheet and amounted to $7.2 million at September 30, 2004. The accruals primarily consist of costs related to severance, lease termination costs and professional fees.

A summary of the activity with respect to the restructuring and other charges accrual is as follows (in thousands):

                                                                     Total
                                                                     -----
Restructuring and other charges accrual at March 31, 2004            $ 250
    Restructuring and other charges (1)                             12,151
    Payments                                                        (5,425)
                                                                    ------
Restructuring and other charges accrual at June 30, 2004             6,976
    Restructuring and other charges (2)                              4,388
    Payments                                                        (4,175)
                                                                    ------
Restructuring and other charges accrual at September 30, 2004       $7,189
                                                                    ======

Note (1) - represents severance, lease termination costs, professional fees and other costs included in the restructuring and other charges accrual. The remaining restructuring and other charges of $792 consist of asset write-downs and are not included in the restructuring and other charges accrual.

Note (2) - represents severance, lease termination costs, professional fees and other costs included in the restructuring and other charges accrual. The remaining restructuring and other charges of $855 consist of asset write-downs and are not included in the restructuring and other charges accrual.

18.  Stock Incentives
During June and September of 2004, the Company awarded 260,246 shares of restricted common stock to certain members of management. The awards were recorded in the stockholders' equity section of the condensed consolidated balance sheet by increasing the combined amounts of common stock and additional paid in capital by $2.4 million with a corresponding charge to unearned compensation. The unearned compensation amount is being amortized over the vesting period of the restricted stock. The vesting periods vary from one to three years from the date of grant. The unearned compensation balance at September 30, 2004 was $2.1 million.

19.  Revolving Credit Agreement
The Company has a $30 million revolving credit facility that expires on March 31, 2005. At September 30, 2004, $26.9 million was available, as the only outstanding amounts against the credit facility were $3.1 million of standby letters. Availability of advances under the $30 million revolving credit facility is dependent on the continued satisfaction of certain financial covenants contained in the revolving credit agreement.

20.  Subsequent Event
On October 21, 2004, the Company announced that it had commenced a cash tender offer to purchase all of its outstanding $125 million aggregate principal amount of 10 3/4 % senior subordinated notes due 2006. The purchase price for validly tendered notes is $1,000 per $1,000 principal amount of notes. In addition, the Company will pay accrued and unpaid interest on validly tendered notes up to but excluding the settlement date. Furthermore, under certain circumstances, the Company will pay a consent payment of $10.00 per $1,000 principal amount of notes to tendering holders of notes. The consummation of the tender offer is subject to certain conditions including the consummation of the Company's proposed merger with IMCO.

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

Recent Developments
Alflex Sale
On June 7, 2004 the Company announced the planned sale of its Alflex electrical products business to Southwire Company. The sale closed on July 30, 2004 for a cash consideration received by the Company of $64.0 million (subject to final adjustment of property, plant and equipment and working capital balances, as set forth in the Stock Purchase Agreement between the parties) and the proceeds were used to pay down $6.2 million outstanding under the Company's revolving credit agreement and $50.0 million outstanding under the Company's receivables purchase agreement with the remainder used for other corporate purposes.

Management Changes
On June 11, 2004 the Company announced the appointment of Steven J. Demetriou as the new President and Chief Executive Officer of the Company replacing Mark
V. Kaminski. Other Company officers joining the Company in June were Michael D. Friday, Executive Vice President and Chief Financial Officer, Christopher R. Clegg, Vice President, General Counsel and Secretary, and Sean M. Stack, Vice President and Treasurer. (See Merger Announcement section below for added context.)

Merger Announcement
On June 17, 2004 the Company announced that it had entered into a merger agreement with IMCO pursuant to which a newly formed indirect wholly owned subsidiary of IMCO will merge with and into the Company, with the effect that the Company will become a wholly owned indirect subsidiary of IMCO. Under the terms of the merger agreement, at the effective time of the merger, holders of Company common stock will receive 0.815 share of IMCO common stock for each share of Company common stock held. Refer to Form 8-K filed by the Company with the Securities and Exchange Commission on June 18, 2004 which includes the merger agreement and is incorporated herein by reference. Also refer to Form S-4 Registration Statement filed by IMCO Recycling Inc. with the Securities and Exchange Commission on July 21, 2004 (and amendments thereto) for detailed information on the merger transaction.

Special Charges Announcement
On July 21, 2004 the Company announced that it expected to incur second quarter 2004 restructuring and other charges of approximately $15.2 million, consisting of $6.4 million employee severance costs (including costs relating to separation agreements with Mark V. Kaminski, former Chief Executive Officer; Lenna Ruth Macdonald, former Vice President, General Counsel and Secretary; and Gregory P. Givan, former Vice President and Treasurer), $5.8 million in costs relating to closure of its tube manufacturing products line and $3.0 million in merger-related costs. The Company recorded these charges in the 2004 second quarter, of which approximately $12.9 million were shown as a " restructuring and other charges" line item and $2.2 million was included in cost of goods sold. During the third quarter of 2004 the Company incurred an additional $5.2 million of restructuring and other charges. See note 17 "Restructuring and Other Charges" in the condensed consolidated financial statements for additional information.

The Company also announced in its July 21, 2004 release that it expected to incur additional costs of $3.3 million in connection with the sale of its Alflex electrical products business (inclusive of $1.0 million income tax expense). Actual costs recorded in the second quarter and third quarter of 2004 were $2.3 million (inclusive of $0.7 million income tax expense), or $1.0 million lower than estimated by the Company, as the result of the Company's incurring lower employee severance costs and lower income tax expense than estimated. See note 15 "Discontinued Electrical Products Segment Operations" in the condensed consolidated financial statements for additional information.

Business Overview
The Company operates one business, the aluminum common alloy business, after having disposed of the Company's electrical products business in July 2004. See note 15 "Discontinued Electrical Products Segment Operations" in the condensed consolidated financial statements for additional information. The aluminum business manufactures non-heat treat coil aluminum sheet products, generally referred to as common alloy products, that are sold through distributors and to end-users, principally for use in building and construction, transportation, consumer durables and welded tube products. However, the Company closed its tube manufacturing facility at the end of June 2004 and exited that product line. See note 17 "Restructuring an Other Charges" in the condensed consolidated financial statements for additional information. The aluminum business is highly cyclical in nature and is affected by global economic conditions, market competition, product development and commercialization and other such factors that influence supply and demand for the products produced by the Company.

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

The price of aluminum metal affects the price of the Company's products and in the longer term can have an effect on the competitive position of aluminum in relation to alternative materials. The price of primary metal is determined largely by worldwide supply and demand conditions and is highly cyclical. The price of primary aluminum in world markets greatly influences the price of aluminum scrap, the Company's principal raw material. Significant movements in the price of primary aluminum can affect the Company's margins, however, aluminum sheet prices do not always move simultaneously nor necessarily to the same degree as the prices for primary aluminum. The Company seeks to manage its material margins by focusing on higher margin products and by sourcing the scrap and primary metal markets in the most cost-effective manner. An important element in the Company's management of its material margins involves the use of futures contracts to hedge the Company's exposure to the risk of changes in aluminum prices.

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

Despite the obvious benefit (in an economic and cash flow sense) of employing LME futures contracts to hedge its metal purchases, the Company notes that the accounting treatment accorded hedge gains/losses realized during the last three quarters of 2003 and the first three quarters of 2004 required that such gains/losses be marked-to-market as prescribed by Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"). This mark-to-market treatment resulted from a determination that the hedges did not meet certain "effectiveness" requirements that would have enabled such realized gains/losses to be recorded in other comprehensive income for later reclassification into cost of goods sold when the hedged transactions occur. The "effectiveness" standard required to be met for deferral treatment of the hedge gains/losses is predicated on a statistically based high degree of correlation between price changes in the metal purchases being hedged and price changes in the hedge instruments, the LME futures contracts. The requisite correlation was not met during the last three quarters of 2003 and the first three quarters of 2004 due to the fact that the variability in price changes relating to metal purchases being hedged (principally scrap spreads) did not move in tandem with price changes in the LME futures contracts to the degree that would statistically demonstrate the requisite correlation. Recognizing in income rather than deferring the hedge gains/losses as required by SFAS No. 133 had the effect of increasing full year 2003 material margins, pretax income and net income by approximately $7.0 million, that otherwise would have been recorded in other comprehensive income and matched to hedged metal purchases in 2004. Consequently, when the hedged transactions occur 2004 material margins have been and will be adversely affected by the $7.0 million which was required under SFAS No. 133 to be recognized in 2003 (see the section entitled "Risk Management" for additional information regarding the Company's hedging programs.)

The Company had estimated at the end of 2003 that, absent any other effects that arise from 2004 transactions, the $7.0 million adverse impact in 2004 would be distributed approximately $3.3 million in the first quarter, $1.7 million in the second quarter, $1.2 million in the third quarter and $0.8 million in the fourth quarter. During the first three quarters of 2004, mark-to-market changes in the carrying value of the existing futures contracts and new transactions that were entered into increased material margins, pretax income and net income by approximately $8.3 million, the effect of which was to partially offset the $6.2 million loss carried over from 2003. At September 30, 2004, the cumulative mark-to-market adjustments described herein have the effect of reducing future period material margins by approximately $9.1 million (excluding the effects of new mark-to-market adjustments arising in the future). The Company estimates that the $9.1 million adverse impact will be distributed approximately $7.2 million in the fourth quarter of 2004, $1.0 million in the first quarter of 2005, $0.5 million in the second quarter of 2005, $0.3 million in the third quarter of 2005 and $0.1 million in the fourth quarter of 2005.

During the third quarter and first nine months of 2004, shipments of the Company's aluminum sheet products increased by 30% and 32%, respectively, from the prior year periods due to strengthening in certain sectors.

During the second quarter of 2003, the Company implemented changes to its postretirement medical insurance program applicable to all non-bargaining unit Kentucky employees, limiting eligibility and increasing premiums. Because of these changes, the Company realized a benefit of approximately $6.5 million after tax or $0.40 per share in 2003 with the benefit allocated approximately one-half as a reduction in cost of goods sold and one-half in selling, general and administrative expenses. In addition to the effect on 2003, the Company realized a benefit of approximately $2.1 million after tax or $0.13 per share in each of the first three quarters of 2004 and estimates that net income will be increased approximately $8.3 million for the full year in 2004 and approximately $1.7 million in 2005.

Application of Critical Accounting Policies
The discussion and analysis of the Company's financial condition and results of operation is based upon the Company's condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most critical accounting policies require the use of estimates relating to the valuation of property, plant and equipment and goodwill, assumptions and methodology for assessing hedge effectiveness regarding aluminum and natural gas futures contracts, forward contracts and options, assumptions for computing pension and postretirement benefits obligations, allowance for uncollectible accounts receivable, assumptions for computing workers'compensation liabilities and environmental liabilities. See the caption entitled "Application of Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's annual report to stockholders for the year ended December 31, 2003 for additional information.

Results of Operations for the three months and nine months ended
September 30, 2004 and 2003
Net Sales. Net sales for the quarter ended September 30, 2004, increased 37% to $309.3 million (including $0.8 million sales to the discontinued electrical products segment) from $225.1 million (including $3.9 million sales to the discontinued electrical products segment) for the same period in 2003. The increase was due to higher aluminum shipments and higher net selling prices of aluminum. As mentioned previously, the increased aluminum shipments were primarily due to strengthening in the building and construction, distribution and transportation sectors. Unit sales volume of aluminum increased 30% to 261.5 million pounds (including 0.7 million pounds sold to the discontinued electrical products segment) for the third quarter of 2004 from 200.6 million pounds (including 4.1 million pounds sold to the discontinued electrical products segment) for the third quarter of 2003. Net sales for the nine-month period ended September 30, 2004, were $847.1 million (including $12.7 million sales to the discontinued electrical products segment), a 39% increase from the $611.0 million (including $12.4 million sales to the discontinued electrical products segment) recorded in the first nine months of 2003. The increase was due to the effect of higher aluminum product shipments and higher net selling prices of aluminum products. Unit sales volume of aluminum was 756.4 million pounds (including 11.5 million pounds sold to the discontinued electrical products segment) for the first nine months of 2004, an increase of 32% from the 572.5 million pounds (including 15.2 million pounds sold to the discontinued electrical products segment) for the first nine months of 2003.

Gross Profit. (All gross profit comparisons exclude Alflex, which is reported under discontinued operations) Gross profit for the quarter ended September 30, 2004 increased to $21.5 million (7.0% of net sales) from $13.3 million (6.0% of net sales) for the same period in 2003. The gross profit increase is due to a combination of factors, including the favorable effects of the mark-to-market hedge adjustments mentioned previously and the net favorable effect of the 30% increase in shipment volume, including the impact of the volume increase in reducing manufacturing and freight unit costs by spreading the fixed component of those costs over the larger volume base. Material margins (exclusive of the hedge effects in both periods) increased to $0.336 per pound from $0.332 per pound in the prior year quarter. Gross profit for the nine months ended September 30, 2004 increased to $40.6 million (4.9% of sales) from $29.7 million (5.0% of sales) in the prior year period. The nine months gross profit increase includes the favorable effect of the same factors that affected the 2004 third quarter in addition to the unfavorable effect of a $2.2 million inventory write-down related to the closure of the tube product line in the second quarter of 2004. The 2004 nine month material margin declined (exclusive of hedge and tube inventory write-down) by $0.034 per pound to $0.314 per pound from $0.348 per pound in the prior year period. The decrease was principally related to selling price reductions granted by the Company in the first two quarters of 2004 in order to increase 2004 shipment volume and regain sales lost in 2003. The decrease in material margin was more than offset by the beneficial effects of the resulting volume increase on gross profit and more recently with price increases obtained in the third quarter of 2004.

Operating Income. The Company had operating income of $6.4 million for the third quarter of 2004 compared with operating income of $6.2 million for the third quarter of 2003. For the nine-month period ended September 30, 2004, the Company had an operating loss of $8.7 million, versus operating income of $5.6 million for the first nine months of 2003. In addition to the factors described in the gross profit section, operating income changes were impacted by the recording of restructuring charges in the third quarter of 2004 and changes in selling, general and administrative expenses. The Company incurred restructuring and other charges during the third quarter of 2004 of $5.2 million and $18.6 million for the nine months ended September 30, 2004 relating to new management's continuing efforts to improve profitability by eliminating under-performing operations and streamlining overhead, as well as costs associated with the planned merger with IMCO Recycling Inc. See note 17 "Restructuring and Other Charges" in the condensed consolidated financial statements for additional information. There were no similar charges in the comparable periods in 2003. Selling, general and administrative expenses during the third quarter of 2004 were $9.8 million, compared with $7.1 million for the same period in 2003 and were $30.7 million for the nine months ended September 30, 2004, compared with $24.1 million for the same period in 2003. The increase in selling, general and administrative expenses was primarily due to higher accruals for employee incentive plans, increased depreciation expense due to the information technology systems upgrade and increased professional service costs.

Income (Loss) From Continuing Operations. The Company had income from continuing operations of $2.6 million for the quarter ended September 30, 2004, compared to income from continuing operations of $2.8 million for the same period in 2003 and a loss from continuing operations of $20.3 million for the nine months ended September 30, 2004 compared to a loss from continuing operations of $4.8 million for the first nine months of 2003 due principally to the factors described in the previous sections. Interest expense, net was $4.2 million for the quarter ended September 30, 2004, compared to $3.9 million recorded in the third quarter of 2003 and $12.8 million for the nine months ended September 30, 2004, compared with $11.6 million for the first nine months of 2003. The quarter and nine-month increase were primarily due to an increase in amounts outstanding under the Company's receivables purchase agreement and an increase in interest rates under the agreement, partially offset by an increase in investment interest income.

Discontinued Operations. The Company disposed of its electrical products business in July 2004 and all periods shown have reclassified the results of this business as discontinued operations including the loss on disposition. See note 15 "Discontinued Electrical Products Segment Operations" in the condensed consolidated financial statements for additional information. Loss from operations before income taxes was $0.8 million for the quarter ended September 30, 2004, compared to income from operations before taxes of $0.2 million for the same period in 2003 and income from operations before income taxes of $4.4 million for the nine months ended September 30, 2004 compared to a loss from operations before income taxes of $0.6 million for the first nine months of 2003. The loss on disposition for the nine months ended September 30, 2004 of $1.6 million ($2.3 million after $0.7 million of income tax expense) relates to transaction costs including severance, professional fees and certain other transaction costs.

Net Income (Loss). The Company had net income of $2.1 million for the quarter ended September 30, 2004, compared to net income of $2.9 million for the same period in 2003 and a net loss of $18.1 million for the nine months ended September 30, 2004 compared to a net loss of $5.5 million for the first nine months of 2003 due to the factors described in the previous sections.

Off-Balance Sheet Arrangement
During 1997, the Company sold all of its trade accounts receivable to a 100% owned subsidiary, Commonwealth Financing Corp. ("CFC"). Simultaneously, CFC entered into a three-year receivables purchase agreement with a financial institution and its affiliate, whereby CFC can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $150.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. During 2000, the Company and the financial institution extended the receivables purchase agreement for an additional three-year period ending in September 2003. In October 2002, the Company extended the agreement for an additional year ending in September 2004 and in February 2004, extended the agreement through the end of March 2005. During September 2001 the Company and the financial institution agreed to reduce the size of the facility to $95.0 million and in October 2003 the availability was reduced to $60.0 million. In February 2004, the availability was increased to $80.0 million and in May 2004 was increased to $100.0 million. At September 30, 2004 and December 31, 2003, the Company had outstanding under the agreement $50.0 million and $60.0 million, respectively, and had $91.1 million and $44.9 million, respectively, of net residual interest in receivables sold. The net residual interest in the receivables sold has been reduced by $19.3 million at December 31, 2003, for the portion of the net residual interest that related to the Company's discontinued electrical products segment and included in the current assets of discontinued operations on the condensed consolidated balance sheet. The fair value of the net residual interest was measured at the time of the sale and based on the sale of similar assets. In the nine months ended September 30, 2004 and 2003, the Company received gross proceeds of $40.0 million and $62.0 million, respectively, from the sale of receivables and made gross payments of $50.0 million and $46.0 million, respectively, under the agreement. Under the terms of the agreement, the Company is required to maintain tangible net worth of $5 million, and to not exceed certain percentages of credit sales for uncollectible accounts, delinquent accounts and sales returns and allowances. Should the Company exceed such limitations, the financial institution has the right to terminate the agreement.

Liquidity and Capital Resources
The Company's continuing operations used cash flows of $41.1 million for the nine months ended September 30, 2004 compared to using cash flows of $2.4 million for the first nine months of 2003. The increase in the cash flows used in continuing operations is primarily the result of an increase in the net residual interest in receivables sold during the same period. Working capital relating to continuing operations increased to $159.2 million at September 30, 2004 from $108.9 million at December 31, 2003 also affected by the increase in the net residual interest in receivables sold. See the condensed consolidated statement of cash flows for information on the sources and uses of cash relating to the individual components of working capital.

Capital expenditures were $6.5 million during the nine months ended September 30, 2004 compared to $11.2 million during the nine months ended September 30, 2003. At September 30, 2004, the Company had commitments of $7.0 million for the purchase or construction of capital assets. Total capital expenditures for the year 2004 are estimated to be approximately $10.7 million, all generally related to upgrading and expanding the Company's manufacturing and other facilities and meeting environmental requirements.

The Company's sources of liquidity are cash flows from operations, the Company's receivables purchase agreement described previously and borrowings under its $30 million revolving credit facility. Both the receivables purchase agreement and the revolving credit facility expire on March 31, 2005. Availability of advances under the $30 million revolving credit facility is dependent on the continued satisfaction of certain financial covenants contained in the revolving credit agreement. While the Company is currently in full compliance with such financial covenants there is no assurance that the Company will be able to continue meeting such covenants, as currently structured, at all times during the next twelve months. In the event the Company does not meet the requisite covenants it may seek to obtain waivers or amendments of applicable covenant provisions from the participating lenders. In any event, the Company believes it has sufficient liquidity available from operating cash flows and amounts available under its receivables purchase agreement to fund its working capital requirements, capital expenditures, debt service, and if necessary, to satisfy any outstanding amounts under its revolving credit facility for at least the next twelve months.

The Company's revolving credit facility permits borrowings and letters of credit up to $30.0 million outstanding at any time. As noted in the previous paragraph, availability is subject to satisfaction of certain covenants and other requirements. At September 30, 2004, $26.9 million was available, as the only outstanding amounts against the credit facility were $3.1 million of standby letters of credit. The Company received cash proceeds of $64.0 million on July 30, 2004 related to the sale of its Alflex electrical products business and used the proceeds to reduce amounts outstanding on its revolving credit facility, its receivables purchase agreement and for other general corporate purposes.

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

The following schedules summarize the Company's contractual cash obligations and unused availability of financing sources at September 30, 2004 (in thousands).

                                                             Payments Due By Period
                                                 -----------------------------------------------------------
Contractual Cash Obligations           Total     Less than 1 year   1-3 years     4-5 years    After 5 years
------------------------------------------------------------------------------------------------------------
  Long-term debt                       $125,000             $   -      $125,000         $   -         $    -
  Capital and operating leases            8,261             2,786         2,415           931          2,129
  Standby letters of credit               3,066             3,066             -             -              -
                                       ---------------------------------------------------------------------
Total contractual cash obligations     $136,327           $ 5,852      $127,415          $931         $2,129
                                       =====================================================================



                                                            Amount of Availability Per Period
Unused Availability of             Total Amounts -----------------------------------------------------------
Financing Sources                    Available   Less than 1 year    1-3 years     4-5 years    Over 5 years
------------------------------------------------------------------------------------------------------------
Unused revolving credit facility        $26,934           $26,934         $    -       $    -         $    -
                                       ---------------------------------------------------------------------
Total available                         $26,934           $26,934         $    -       $    -         $    -
                                       =====================================================================

The Company has 6 1/4 years remaining on a 10-year guaranteed supply agreement with Glencore Ltd. ("Glencore"), a leading diversified trading and industrial company, for the purchase of primary aluminum. Under the agreement, the Company committed to purchase a minimum of 120 million pounds of P1020/99.7% aluminum at current market prices from Glencore each year over the 10-year term. The Company has met or exceeded the minimum purchase quantity for each year of the contract.

At September 30, 2004, the Company held forward firm-priced aluminum purchase and sales orders through December 2005 totaling $30 million and $194 million, respectively. The Company hedges the impact of changes in prices related to these commitments as explained in the section entitled "Risk Management" which follows.

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

For the last three quarters of 2003 and the first three quarters of 2004, the Company's aluminum futures contracts did not meet certain "effectiveness" requirements set forth in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Accordingly, as prescribed by the provisions of SFAS No. 133, the derivative instruments that were used as hedges were marked-to-market and the gains and losses during the last three quarters of 2003 and the first three quarters of 2004 were recorded currently in the consolidated statement of operations instead of being deferred in other comprehensive income and included in income when the underlying hedged transactions occur. For the foreseeable future, it is likely that the derivative instruments will continue to be marked-to-market through the consolidated statement of operations. It is the Company's policy to hedge its exposure to variability in expected future cash flows relating to its purchases of scrap aluminum by entering into forward purchase contracts of primary aluminum. Scrap metal purchases are priced by suppliers in relation to prevailing primary metal prices, plus or minus certain quality and delivery differentials. The quality and delivery differentials change from time to time in relation to market conditions, but there is no derivative instrument available to correspondingly hedge such changes. Since the forward purchase contracts used by the Company only hedge the primary metal pricing components, changes in the other scrap metal pricing components cause the noted ineffectiveness. However, the derivative instruments are considered by the Company to be economically appropriate hedges of cash flows associated with the primary metal pricing components of scrap aluminum purchases. The Company's natural gas futures continue to be deemed "effective" per SFAS No. 133 and accordingly the gains and losses on these financial instruments are deferred in other comprehensive income and included in income when the underlying hedged transactions occur.

Gains and losses on these instruments that are deferred in other comprehensive income are reclassified into net income as cost of goods sold in the periods when the hedged transactions occur. As of September 30, 2004, the Company had $11.9 million of deferred net gains recorded in accumulated other comprehensive income. Over the next twelve months, approximately $7.8 million of deferred net gains are expected to be reclassified from other comprehensive income into net income as a decrease of cost of goods sold.

A net gain of $3.7 million and $2.1 million was recognized in cost of goods sold during the three months and nine months ended September 30, 2004, respectively, and a net gain of $1.1 million and $1.5 million was recognized in cost of goods sold during the three months and nine months ended September 30, 2003, respectively, representing the amount of the hedges' ineffectiveness. As of September 30, 2004, the Company held open aluminum and natural gas futures and forward contracts and aluminum options having maturity dates extending through October 2007.

Before entering into futures contracts, forward contracts and options, the Company reviews the credit rating of the counterparty and assesses credit risk. While the Company is exposed to certain losses in the event of non-performance by the counterparties to these agreements, the Company does not expect any such counterparties to not perform.

Status of Management's Report on Internal Control Over Financial Reporting
The Securities and Exchange Commission's rules under Section 404 of the Sarbanes-Oxley Act of 2002 require that reporting companies provide in their annual report on Form 10-K for fiscal years ending December 31, 2004 and thereafter, an internal control report of management. This report must contain statements that the company's management has evaluated and assessed its internal control over financial reporting for that company, concluding whether or not the company's internal control over financial reporting is effective, including disclosure of any "material weaknesses" in internal control identified by management. If there are any material weaknesses, management is not permitted to conclude that the company's internal control over financial reporting is effective. The Form 10-K must also contain a statement that the company's independent auditors have issued an attestation report on management's assessment, and that attestation report must be filed with the Form 10-K.

If we file an Annual Report on Form 10-K for the year ending December 31, 2004 (a "2004 Form 10-K"), the requirement to provide an internal control report and an auditor's attestation report will be applicable. We would be required to file a 2004 Form 10-K if either party terminated our proposed merger with IMCO (which is currently permitted under certain circumstances after December 15, 2004), or if we are not deregistered under the Securities Exchange Act of 1934 for any reason by the time a 2004 Form 10-K is due to be filed (which is March 16, 2005), including if the shareholders of either Commonwealth or IMCO fail to approve the proposed merger or the proposed merger with IMCO has not been consummated for any other reason.

In light of our proposed merger with IMCO (which would result in our company becoming a subsidiary of IMCO and being deregistered under the Securities Exchange Act of 1934), IMCO has made the decision to omit from its report management's assessment of the internal control over financial reporting of Commonwealth and its consolidated subsidiaries as of December 31, 2004. Based on the "frequently asked questions" interpretive release issued by the SEC's Office of Chief Accountant and Division of Corporation Finance (which indicated that the staff of the Division would not object to an issuer's management's report on internal control over financial reporting that excludes an acquired business, such as Commonwealth, from management's assessment under circumstances that are applicable to our proposed merger with IMCO), we suspended our efforts to prepare to issue an internal control report over financial reporting for Commonwealth and its subsidiaries at December 31, 2004. As a result, if the proposed merger is not consummated by March 16, 2005 or if we are not deregistered under the Exchange Act for any other reason, we do not believe that we would be able to complete in a timely manner the work necessary to provide the internal control report of management that is a required part of the 2004 Form 10-K and, as a result, we believe we would not be able to file a compliant 2004 Form 10-K. Our failure to file a compliant 2004 Form 10-K may constitute a default under the indenture for our senior subordinated notes, and may lead to a default under our credit agreement and the acceleration of all of our indebtedness.

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

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.-132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Statement requires additional annual disclosures about an employer's pension plans and postretirement benefits plans such as: the types of plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the Statement requires interim disclosures of the components of net periodic benefit cost recognized during the interim periods. See notes 9 and 10 to the condensed consolidated financial statements for the required additional disclosures for the interim periods.

In January 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1"). FSP FAS 106-1 allowed companies to assess the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") on their postretirement benefit obligations and costs and reflect the effects in their financial statements, pursuant to SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Companies were also allowed to make a one-time election to defer accounting for the effects of the Act until authoritative guidance is issued. The guidance in FSP FAS 106-1 was effective for years ending after December 7, 2003. In accordance with FSP FAS 106-1, the accumulated postretirement benefit obligation and net periodic postretirement benefit expense (income) in the Company's consolidated financial statements do not reflect the effects of the Act on the Company's postretirement health care plan. In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of the Act, is pending, and that guidance, when issued, could require the Company to change previously reported information. Additionally, in May 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-2"). FSP FAS 106-2 supersedes FSP FAS 106-1 and was effective for the Company in the third quarter of 2004. FSP FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits and also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The Company has determined that the effects of the Act are not significant to the Company's postretirement health care plan and thus no interim remeasurement for the third quarter of 2004 is required. Accordingly, the Company is allowed to wait until the fourth quarter of 2004, which is the Company's next remeasurement date, to reflect the effects of the Act on the Company's plan.

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)      Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits


         31       Rule 13a-14 (a) / 15d-14 (a) Certifications
                   ("Section 302 Certifications").

         32       Section 1350 Certifications ("Section 906 Certifications").


(b) Reports on Form 8-K

The following reports on Form 8-K were furnished or filed with the Securities and Exchange Commission during the quarter ended September 30, 2004:

         A Form 8-K filed July 21, 2004 announcing that the Company was taking special charges in the second quarter of 2004.

         A Form 8-K filed August 2, 2004 announcing the Company's results of operations for the second quarter of 2004 and the completion of the divestiture of the Company's Alflex electrical products unit.

         A Form 8-K filed August 6, 2004 relating to the disposition of the Alflex electrical products unit and included pro forma financial statements.

         A Form 8-K filed August 13, 2004 relating to a joint press release, dated August 12, 2004, issued by IMCO Recycling Inc. and the Company announcing executive retirements as well as appointments following the proposed merger.

         A Form 8-K filed August 19, 2004 that supplemented Item 6 "Selected Financial Data", Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed on March 12, 2004. The additions were made to restate the Consolidated Financial Statements of the Company for the year ended December 31, 2003 to reflect the Company's Alflex electrical products unit as a discontinued operation.

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


                          COMMONWEALTH INDUSTRIES, INC.


                            By: /s/ Michael D. Friday
                            -------------------------
                            Michael D. Friday
                            Executive Vice President and
                            Chief Financial Officer


Date: November 5, 2004

                                  Exhibit Index
                                  -------------


         Exhibit
         Number                        Description
         -------        ------------------------------------------------------

         31             Rule 13a-14 (a) / 15d-14 (a) Certifications
                         ("Section 302 Certifications").

         32             Section 1350 Certifications ("Section 906
                         Certifications").